Form 10-Q
period 1995-03-31
HEARX LTD /DE/
filed 1995-05-15
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16453

                                   HEARx LTD.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                 22-2748248
- -------------------------------------------  ----------------------------------
    (State of Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

471 Spencer Drive, West Palm Beach, Florida               33409
- -------------------------------------------  ----------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (407) 478-8770

- -------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes  X      No
                                              ---        ---

On March 31, 1995, 42,191,402 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                           Page

PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements:

    Consolidated Balance Sheets -
         March 31, 1995 and December 30, 1994                            3 -  4

    Consolidated Statements of Operations -
         Three Months ended March 31, 1995 and April 1, 1994             6

    Consolidated Statements of Cash Flows -
         Three Months ended March 31, 1995 and April 1, 1994             7 -  8

    Notes to Consolidated Financial Statements                           9 - 13


    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              14 - 15


PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and reports on Form 8-K                           16

         Signatures                                                     16

                           HEARx LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                      March 31,    December 30,
                                                         1995          1994
                                                     ------------  ------------
                                                      (unaudited)   (audited)

ASSETS

Current:
 Cash and cash equivalents                            $  306,194     $  329,007
 Accounts receivable, less allowance for doubtful
   accounts of $151,495 and $154,330                   1,593,642        862,868
 Receivable from private placement                             -        500,000
 Inventories                                             301,603        337,564
 Prepaid expenses and other current assets               311,532         43,780
                                                     ------------  ------------

Total current assets                                   2,512,971      2,073,219
                                                     ------------  ------------

Property and equipment:
 Equipment, furniture and fixtures                     2,250,257      1,975,857
 Leasehold improvements                                  785,675        779,347
                                                     ------------  ------------

                                                       3,035,932      2,755,204

 Less accumulated depreciation and amortization        1,844,464      1,779,850
                                                     ------------  ------------

Net property and equipment                             1,191,468        975,354

Other                                                    472,618        456,394
                                                     ------------  ------------

                                                       1,664,086      1,431,748
                                                     ------------  ------------

                                                      $4,177,057     $3,504,967
                                                     ============  ============

                                                                    (Continued)

                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                       March 31,   December 30,
                                                          1995         1994
                                                     ------------  ------------
                                                      (unaudited)    (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
 Current portion of long-term debt                   $   278,230   $   479,123
 Current portion of obligations
   under capital leases                                   51,719        43,056
 Accounts payable - trade                              1,117,137       837,225
 Accounts payable - major shareholder                    831,801       834,683
 Accrued expenses                                        285,483       502,332
                                                     ------------  ------------

Total current liabilities                              2,564,370     2,696,419
                                                     ------------  ------------

Long-term debt, net of current portion - other           686,115       652,602
Long-term debt, net of current portion -
  principal shareholder                                1,675,000     1,675,000
Obligations under capital leases,
  net of current portion                                  37,357        48,597
                                                     ------------  ------------

Total long-term debt                                   2,398,472     2,376,199
                                                     ------------  ------------

Other long-term liabilities                              164,667             -
                                                     ------------  ------------

(Capital Deficit) Stockholders' Equity

Non-Redeemable Preferred Stock:
 $1 par; authorized 2,000,000 shares,
  issued and outstanding
  1992, Senior A, 30,000 shares;                          30,000        30,000
  1992, Senior B, 22,500 shares;                          22,500        22,500
  1993, Senior D, 14,926 shares;                          14,926        14,926
  1993, Senior G, 14,926 shares;                          14,926        14,926
    (Total aggregate amount of liquidation
     preference for the above - $5,000,000)
                                                     ------------  ------------

                                                          82,352        82,352

  Series C, 1992, 10,000 shares;                          10,000        10,000
  1994, Convertible, 5,000 shares;                         5,000         5,000
                                                     ------------  ------------
                                                          97,352        97,352


Common stock, $.10 par;
 authorized 75,000,000 shares, issued: 42,191,402      4,219,140     4,167,235
Additional paid-in capital                            20,748,664    20,216,109
Accumulated deficit                                  (25,991,986)  (26,021,350)
Unamortized deferred compensation                        (23,622)      (26,997)
                                                     ------------  ------------
Total (capital deficit) stockholders' equity            (950,452)   (1,567,651)
                                                     ------------  ------------

                                                     $ 4,177,057   $ 3,504,967
                                                     ============  ============


                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1995
                                AND APRIL 1, 1994
                                                         1995          1994
                                                     ------------  ------------
                                                      (unaudited)   (unaudited)

Net Sales                                            $ 3,327,028   $ 1,237,462
                                                     ------------  ------------

Costs and expenses:
 Cost of products sold                                 1,061,639       446,804
 Personnel costs                                       1,306,604       747,594
 Advertising, marketing, and selling                     281,030       121,391
 Occupancy & facility expense                            466,315       280,235
 Depreciation and amortization                            74,161        29,104
 General and administrative                              101,212       108,510
                                                     ------------  ------------

Total costs and expenses                               3,290,961     1,733,638
                                                     ------------  ------------

Profit/(loss) from operations                             36,067      (496,176)
                                                     ------------  ------------

Other (charges) credits:
 Interest income                                           1,446         1,460
 Interest expense                                        (30,179)      (33,705)
 Miscellaneous                                            22,030         8,077
                                                     ------------  ------------

                                                          (6,703)      (24,168)
                                                     ------------  ------------

Net profit/(loss)                                    $    29,364   ($  520,344)
                                                     ============  ============

Net profit/(loss) per Common Share                   $      0.00   ($     0.02)
                                                     ============  ============

Weighted average number of shares of common
 stock outstanding                                    39,003,252    31,268,443
                                                     ============  ============


                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                Increase (decrease) in cash and cash equivalents
                                                         1995          1994
                                                     ------------  ------------
                                                      (unaudited)   (unaudited)

Cash flows from operating activities:
 Net profit/(loss)                                      $ 29,364     ($520,344)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           74,161        29,104
  Non-cash expense to
   advisors/consultants/public relations                  43,051        25,000
  Non-cash expense for computerized systems               82,333             -
  Non-cash expense for executive stock bonuses           119,076             -

 (Increase) decrease in (net of
     discontinued operations):
  Accounts and notes receivable                         (230,774)     (266,691)
  Inventories                                             35,961        37,475
  Prepaid expenses and other current assets             (267,752)      (17,073)
  Deferred charges and other                             (12,849)       42,698
 Increase (decrease) in:
  Accounts payable                                       277,030       249,266
  Accrued expenses                                      (216,849)     (124,540)
  Accrued costs for restructuring and
   discontinued operations                                     -      (401,427)
  Other long-term liabilities                            164,667             -
                                                     ------------  ------------

Net cash provided (used) in operating activities          97,419      (946,532)
                                                     ------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                    (295,983)      (13,184)
  Proceeds from sale of property and equipment             5,708       109,740
  Discontinued operations                                      -        16,724
                                                     ------------  ------------

Net cash provided (used) by investing activities        (290,275)      113,280
                                                     ------------  ------------

                                                                    (Continued)


                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                Increase (decrease) in cash and cash equivalents
                                                         1995          1994
                                                     ------------  ------------
                                                      (unaudited)   (unaudited)

Cash flows from financing activities:
 Proceeds from issuance of:
  Long-term debt-principal stockholder                         -       500,000
  Convertible subordinated debentures - other                  -       150,000
 Principal payments:
  Long-term debt                                         (49,830)       (6,830)
  Forgiveness of long-term debt                        (117,550)             -
  Capital lease obligations                               (2,577)      (17,364)
  Canceled debt for long-term consultant contract              -      (100,000)
 Proceeds from issuance of capital stock, net of
   offering costs                                        340,000             -
                                                     ------------  ------------

Net cash provided by financing activities                170,043       525,806
                                                     ------------  ------------

Net increase (decrease) in cash and
 cash equivalents                                        (22,813)     (307,446)

Cash and cash equivalents at beginning of period         329,007       552,305
                                                     ------------  ------------

Cash and cash equivalents at end of period              $306,194      $244,859
                                                     ============  ============


Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements should be read in
conjunction with the Company's Annual Report on Form    10-K for the fiscal
year ended December 30, 1994. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.


Note 1.  The Company:

Hearx, Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized in April 1986 for the purpose of creating a nationwide chain of retail centers (HEARx Centers) to serve the needs of the hearing impaired.


Note 2.  Acquisition:

On December 30, 1994, the Company entered into a purchase agreement to acquire certain assets and assume certain liabilities of eighteen (18) Florida retail hearing aid centers from Hearing Health Services, Inc. ("HHS"). The purchase price consisted of 2,500 HEARx 1994 Convertible Preferred Shares (conversion ratio of 1 preferred share to 1,000 Common) valued at $200 per share ($500,000) plus $61,569 of acquisition costs. The estimated fair value of the net assets acquired was $492,224, resulting in cost in excess of fair value of net assets acquired of $69,345, which will be amortized over fifteen (15) years using the straight-line method. The acquisition was accounted for under the purchase method of accounting. Since the purchase occurred on December 30, 1994, the results of operations of the acquired centers are included in the Company's financial results for 1995 but are not included in the Company's operations for 1994.


Note 3.  Expanded Managed Care Program:

During the latter part of 1994, the Company signed seven (7) contracts with managed care organizations in its expanded market areas. HEARx is the only Florida company that has agreements with virtually all of the managed care companies in the state. Most of these new programs commenced in early 1995 as the Company reflected incremental revenues for the start-up of these new contracts. Several of these contracts are unique in that HEARx receives a fixed fee per member per month, regardless of the number of hearing aids sold (a capitated program). At the end of each calendar year based on documented utilization, an adjustment is made in the per capita payment automatically for the next calendar year.


Note 4.  Private Placements:

On December 30, 1994, the Company and three limited partnerships affiliated with Hearing Health Services, Inc. (collectively the "Investors") entered into a stock purchase agreement pursuant to which the Investors purchased 2,500 shares of 1994 Convertible Preferred Stock, par value $1.00 per share at a total cash purchase price of $500,000 ($200 per share), to be payable on January 4, 1995. This amount was recorded as a separate receivable on the December 30, 1994 balance sheet. This receivable has since been collected as

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

the Investors paid the amount on January 4, 1995. These shares have the same rights, privileges, and conversion features as the above mentioned shares (see
Note 2) of 1994 Convertible Preferred Stock.

A new private placement for the sale of 1,000,000 shares of Common Stock at $.85 per share (total of $850,000) was established during the first quarter of 1995 whereas 40% of the total private placement ($340,000) has been subscribed and/or paid.


Note 5.  Property and Equipment:

During March, 1995, the Company entered into an agreement for the development of a computerized system for the Company's network of hearing centers at a price of $247,000. This amount was capitalized and recorded into the Property and Equipment assets and will be depreciated once all other associated fixed assets and the system has been installed and become operational.


Note 6.  Long-term Debt:

The principal stockholder/officer has a loan with the Company for $1,675,000. This loan is subordinated to all other indebtedness of the Company. The interest rate is prime plus 3% (currently 11.5%).

As a result of selling a certain number of hearing aids over one year, the Company was successful in reducing long term debt payables of $60,000 during March, 1995 to one of its manufacturers.


Note 7.  (Capital Deficit) Stockholders' Equity:

Senior Preferred Stock - The shares of Senior Preferred Stock have 100 votes per share and, unless otherwise required by Delaware law, vote with the holders of other shares of Capital Stock as one class. The shares of Senior Preferred Stock have no right to dividends except pari passu with the Common Stock based on the number of shares of Common Stock into which they are then convertible when, as and if a dividend is declared by the Board of Directors. The Senior Preferred Stock is senior to all other shares of capital stock of the Company in the event of the liquidation, dissolution, or winding up of the Company.

Each share of Senior Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock, i.e., a total of 3,000,000 shares in the case of Senior A, 2,250,000 shares in the case of Senior B, 1,100,000 shares in the case of Senior C, 1,492,600 shares in the case of Senior D, 1,492,600 shares in the case of Senior E, 800,000 shares in the case of Senior F, and 1,492,600 shares in the case of Senior G. The shares of Senior Preferred Stock will be automatically converted into shares of Common Stock upon the listing of the shares of Common Stock on the American or New York Stock Exchange. The shares of Senior Preferred Stock are not subject to either mandatory or optional redemption by the Company. At March 31, 1995, 3M held an option to purchase 14,926 shares of Senior E Preferred Stock at a price of $67 a share and 8,000 shares of Senior F Senior Preferred Stock at a price of $125 a share. Additionally, 3M holds warrants to acquire Senior C Preferred Stock at $1.10

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

per share.   The aggregate amount for the liquidation preference per share is as follows: Senior A Preferred - $50 per share; Senior B, D and G - $67 per share for a total of $5,000,000.

Senior A - On October 31, 1991 pursuant to an agreement ("Stock Purchase Agreement") with the Company, Minnesota Mining and Manufacturing Company ("3M") purchased 30,000 shares of the Company's Senior Preferred Stock, Series A, par value $1.00 per share ("Senior Preferred, Series A") for $1,370,000 in cash and $130,000 in credits against outstanding receivables. Further, 3M received the right to acquire 22,500 shares of Senior Preferred Stock, Series B, ("Senior B Preferred"), for $1,500,000 on or before September 30, 1992.

Under the Stock Purchase Agreement, the Company has agreed not to seek capital from any person, other than financial investors or through a public offering, as opposed to persons having an interest in the hearing aid industry, without 3M's prior written approval. The principal stockholder/officer has agreed not to sell for five years any shares of Common Stock beneficially owned by himself or securities convertible into or exchangeable for Common Stock. He will afford 3M (a) a right of first refusal to purchase all or any portion of such shares or securities (b) the right to approve any potential purchaser, which approval is not to be withheld unreasonably. The principal stockholder/officer's agreement does not apply to the sale in the open market or gift of up to 5% of his security holdings (on a fully converted basis).

Simultaneously with execution of the Stock Purchase Agreement, 3M and the Company entered into a new arrangement in which 3M appointed the Company as 3M's exclusive distributor (with the exception of existing distributorships) for programmable hearing aids for a five year period ending December 31, 1997
with an option for 3M to renew for an additional five years.   Among other
things, the Company has certain minimum purchase obligations.

Senior B - On May 15, 1992, 3M exercised its right to acquire 22,500 shares of Senior B Preferred for $1,500,000 cash pursuant to the Stock Purchase Agreement. As a result of this transaction, the 10,000 shares of Series B Preferred Stock held by the principal stockholder/officer were converted into 2,250,000 share of Common Stock of the Company.

Senior C - During February 1991, the Company and 3M entered into an arrangement pursuant to which, among other things, the Company marketed 3M's "Memory Mate" brand hearing aids and certain other 3M hearing related products (on a non-exclusive basis). 3M furnished one of these systems in each of the Company's retail locations (valued at $50,000), and 3M paid the Company a test marketing fee of $300,000. In connection with these transactions and at its sole option, 3M has been granted the right, in exchange for transfer of title to the fitting systems and agreement to forego repayment of the funds advanced as a test marketing fee, to acquire for a nominal consideration 11,000 shares of Senior Preferred Stock, Series C.

Senior D and G - On June 28, 1993, 3M exercised its right to acquire 14,926 shares of Senior Preferred Stock, Series D, par value $1.00 per share ("Senior D Preferred") for $1,000,000 and to acquire 14,926 shares of Senior Preferred Stock, Series G, par value $1.00 per share ("Senior G Preferred") for $1,000,000 (total of $2,000,000). The Board of Directors modified the

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

conversion price of the Series G to $.67 (the same as the conversion price of the Series D).

Senior E - During late 1993 and early 1994, 3M paid $400,000 as a partial payment towards the exercise of Senior Preferred Stock, Series E, par value $1.00 per share ("Senior E Preferred"). The Company expects to consummate the transaction during 1995.

Series C Preferred Stock - The Series C Preferred Stock has 104 votes per share (1,040,000 votes total) and, except as otherwise required by Delaware law, votes with the holders of shares of Senior Preferred Stock and Common Stock as one class. The Series C Preferred Stock is junior to the Senior Preferred Stock and senior to the Common Stock in the event of liquidation, dissolution or winding up of the Company. The Series C Preferred Stock may be redeemed at the sole option of the Company at a redemption price of $70 per share. During April 1992, the principal stockholder/officer canceled a 10% Subordinated Debenture in the amount of $500,000, a loan in the principal amount of $100,000, and $100,000 of accrued interest. In return, the Company issued to the principal stockholder 10,000 shares of Series C Preferred Stock, par value $1.00 per share.

1994 Convertible Preferred Stock - In connection with the acquisition described in Note 2, HHS was issued 2,500 shares of the Company's 1994 Convertible Preferred Stock, par value $1.00 per share. The 1994 Convertible Preferred Stock has 1,000 votes per share (2,500,000 votes total) and also has voting rights and powers equal to the voting rights and powers of the Common Stock. Each share is convertible at any time at the option of the holder. In connection with this transaction, HHS also received 2,500,000 ten year Common Stock purchase warrants with an exercise price of $.25 per share with standard anti-dilution rights. As also mentioned in Note 2 for Acquisitions, three limited partnerships affiliated with HHS purchased another 2,500 shares of 1994 Convertible Preferred Stock, par value $1.00 per share at a total purchase price of $500,000 ($200 per share). These shares have the same rights, privileges, and conversion features as the above 2,500 shares.

As mentioned in Note 5, the Company entered into an agreement for the development of a computerized system for the Company's network of hearing centers at a price of $247,000. During March, 1995, the Company issued 131,733 shares of Common Stock (equivalent of $82,333 or 1/3 of the total purchase price) to Alpha Bytes Computer Corporation of Toronto, Canada. The Company has the option to pay for the remaining balance either in cash and/or Common Stock.

During March, 1995, the Company issued 200,000 shares of Common Stock for $170,000 in funds received for the new private placement implemented in 1995.

During the quarter ended March 31, 1995, 90,896 shares of Common Stock (equivalent to $119,076) were issued to certain Company's officers and executives as bonuses.

During February, 1995, 73,530 shares (14,706 shares per group member) of Common Stock were issued to the five members of the Advisory Group for their annual rendered services to the Company (equivalent to $25,000).

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

Note 8.  Stock Option Plans:

Under the 1987 plan, as amended in April 1992, the Company's Board of Directors, or a committee thereof, is authorized to grant options to purchase an aggregate of 2,500,000 shares of the Company's Common Stock. Officers and other key employees of the Company, other than Dr. Brown and individuals who hold 10% or more of the Company's Common Stock, are eligible to receive either incentive stock options under the Internal Revenue Code or non-incentive stock options which do not meet such requirements. The option price for non-incentive stock options may be any price determined by the Board of Directors or the Committee. The option price for incentive stock options may not be less than the fair market value of the shares at the time the option is granted.

In April 1993, the stockholders of the Company approved the adoption of the Hearx Ltd. Non-Qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors in the Company by granting non-qualified stock options that will promote long-term shareholder value. Grants under the Directors Plan may not exceed 500,000 shares of Common Stock in the aggregate and may be made until the Annual Meeting of Stockholders in 2003. Each year, upon election to the Board, each non-employee director shall be granted a 10-year non-qualified stock option ("Option") to acquire 15,000 shares of Common Stock. The exercise price shall be one hundred percent (100%) of the fair market value of the shares as of the close of business on the business day immediately prior to the date on which the Option is granted.

The Board of Directors has adopted a Stock Bonus Plan ("Bonus Plan"). It is the purpose of the Bonus Plan to create an incentive for senior management personnel to work to the very best of their abilities for the achievement of the Company's strategic objectives. To accomplish this purpose, the Board of Directors intends to award shares of Common Stock to eligible employees. The Bonus Plan will be administered by the Board of Directors. Participants in the Bonus Plan must be key executives of the Company or its subsidiaries who are determined by the Board of Directors to be important to the future success of the Company. Members of the Board of Directors are not eligible to participate so long as the Board is administering the Bonus Plan. The plan calls for the Common Stock to be issued at the market price at date of grant, and the aggregate number of shares of Common Stock which may be issued under the Bonus Plan may not exceed 500,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations
         ---------------------------------------------------------------

                              Results of Operations
                              ---------------------

Three months ended March 31, 1995 vs. three months ended April 1, 1994
- ----------------------------------------------------------------------

    For the three months ended March 31, 1995, net sales were $3,327,028, an increase of $2,089,566 or 168.9% over the comparable three months ended April 1, 1994. The primary reasons for this increase are the inclusion of revenues for the recently acquired eighteen (18) hearing centers from Hearing Health Services, Inc. on December 30, 1994 plus the incremental revenue effects from the new and expanded managed care contracts. New advertising programs, the conclusion of the 1994 restructuring program and continuing expense control programs helped to generate more revenues in 1995 as compared to 1994.

    Cost of products sold for the three months ended March 31, 1995 increased by $614,835 or 137.6% over the three months ended April 1, 1994. This increase resulted from the above correlated effect of additional revenues from the eighteen (18) additional centers purchased on December 30, 1994 from Hearing Health Services, Inc. The overall cost of products sold percentage of net sales is lower in 1995 as compared to 1994 mainly due to the Company's ongoing expense control programs.

    Selling, general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of these expenses were higher than last year due again to the newly acquired eighteen (18) centers from Hearing Health Services, Inc. in December, 1994 as the 1994 results do not include any of these new centers' related costs.

    The Company achieved profitability of $29,364 for the three months ended March 31, 1995 as compared to a loss of $520,344 for the comparable three months of 1994. The combination of the new centers, new and expanded managed care contracts, the traditional strongest quarter of the year, and the cost control programs implemented in 1994 contributed to the positive results of 1995 over 1994.


                               Significant Events
                               ------------------

    As previously reported, on December 30, 1994, the Company entered into a purchase agreement with Hearing Health Services, Inc. to acquire certain assets and assume certain liabilities of eighteen (18) Florida retail hearing aid centers. The results of these centers were reported for the first time in the quarter ended March 31, 1995.

    On January 4, 1995, the Company received a payment of $500,000 from three limited partnerships affiliated with Hearing Health Services, Inc. for the private placement receivable that was recorded on December 30, 1994.

    In March, 1995, the Company entered into an agreement for the development of a computerized system with Alpha Bytes Computer Corporation of Toronto, Canada for the Company's network of hearing centers at a price of $247,000.

One-third of the total ($82,333) was paid through the issuance of Common Stock (131,733 shares). The Company has the option to pay for the rest of the system either in cash or Common Stock.

    Likewise during March, 1995, the Company received payments and/or subscriptions for $340,000 (40%) for a new $850,000 private placement for the sale of 1,000,000 shares of Common Stock.


                         Liquidity and Capital Resources
                         -------------------------------

    Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public warrant offerings, and cash generated from operations. During the three months ended March 31, 1995, cash flow from operating activities was the result of the collection of payment for the private placement from the Hearing Health Services, Inc. partnership group for $500,000. Cash from financing activities was mainly the proceeds of $340,000 from the new 1995 private placement offering.

    On March 31, 1995, the Company had a working capital deficit of $51,399 as compared to a working capital deficit of $623,200 for December 30, 1994.

    Net cash provided from operating activities was $97,419 for the three months ended March 31, 1995, as compared to cash used of $946,532 for the three months ended April 1, 1994. The primary reason for the difference was the recording of the provision for accrued costs for restructuring and discontinued operations in 1994 as well as a profit in 1995 as compared to a loss in 1994.

    Net cash used in investing activities was $290,275 for the three months ended March 31, 1995, as compared to net cash provided of $113,280 for the three months ended April 1, 1994. The difference was primarily due to the 1995 purchase of a computerized system from Alpha Bytes Computer Corporation, Inc. for $247,000.

    Net cash provided by financing activities was $170,043 for the three months ended March 31, 1995, as compared to $525,806 for the comparable three months ended April 1, 1994. The difference was attributable to additional funds raised from a loan of $500,000 from the principal shareholder/officer during 1994.

    HEARx believes that with the continued implementation of its cost reduction and control programs, the further development of its franchise and institutional sales bases and continued investor participation, the Company can fund its operating deficit, at its current level, until approximately January 1996. The Company expects to meet its cash needs with the sale of additional units in the new 1995 private placement and a potential institutional investor
infusion of capital of approximately $2,000,000 to $5,000,000.   There can be
no assurance that these anticipated improvements in operations or the aforementioned funding can be achieved.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27, Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

         (b) Reports on Form 8-K - None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEARx Ltd.
                                          (Registrant)

Date: May 12, 1995                        By: /s/ Stephen J. Hansbrough
                                              ---------------------------------
                                              Stephen J. Hansbrough
                                              Executive Vice President
                                              Chief Operating Officer

Date: May 12, 1995                        By: /s/ Tommy E. Kee
                                              ---------------------------------
                                              Tommy E. Kee
                                              Vice President, Controller and
                                              Chief Accounting Officer