Form 10-Q
period 1995-06-30
HEARX LTD
filed 1995-08-14
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                         ------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ...................... to ......................

                         Commission file number 0-16453

                                   HEARx LTD.
 ...............................................................................
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                  22-2748248
 ...........................................  ..................................
     (State of Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

471 Spencer Drive, West Palm Beach, Florida                  33409
 ...........................................  ..................................
 (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code (407) 478-8770


 ...............................................................................
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 1995, 44,044,657 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                          Page
                                                                         ------

PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

             Consolidated Balance Sheets -
                 June 30, 1995 and December 30, 1994                      3 - 4

             Consolidated Statements of Operations -
                 Six Months ended June 30, 1995 and July 1, 1994              5

             Consolidated Statements of Operations -
                 Three Months ended June 30, 1995 and July 1, 1994            6

             Consolidated Statements of Cash Flows -
                 Six Months ended June 30, 1995 and July 1, 1994          7 - 8

             Consolidated Statements of Cash Flows -
                 Three Months ended June 30, 1995 and July 1, 1994       9 - 10

             Notes to Consolidated Financial Statements                 11 - 18


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          19 - 21


PART II.     OTHER INFORMATION:

         Item 4. Submission of Matters to a Vote of Security
                 Holders                                                22 - 23

         Item 6. Exhibits and reports on Form 8-K                            23

                 Signatures                                                  23

                           HEARx LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 30,
                                                         1995          1994
                                                     (unaudited)     (audited)
                                                     ------------  ------------

ASSETS

Current:
 Cash and cash equivalents                               $548,460      $329,007
 Accounts receivable, less allowance
  for doubtful accounts of
   $151,989 and $154,330                                1,461,362       862,868
 Receivable from private placement                        898,110       500,000
 Inventories                                              311,738       337,564
 Prepaid expenses and other current assets                526,343        43,780
                                                     ------------  ------------
Total current assets                                    3,746,013     2,073,219
                                                     ------------  ------------

Property and equipment:
 Equipment, furniture and fixtures                      2,273,615     1,975,857
 Leasehold improvements                                   814,929       779,347
                                                     ------------  ------------
                                                        3,088,544     2,755,204
 Less accumulated depreciation
  and amortization                                      1,918,278     1,779,850
                                                     ------------  ------------

Net property and equipment                              1,170,266       975,354

Other                                                     401,576       456,394
                                                     ------------  ------------
                                                        1,571,842     1,431,748
                                                     ------------  ------------
                                                       $5,317,855    $3,504,967
                                                     ============  ============

                                                                    (Continued)

                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                       June 30,    December 30,
                                                         1995         1994
                                                     (unaudited)    (audited)
                                                     ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
 Current portion of long-term debt                      $459,183      $479,123
 Current portion of obligations
  under capital leases                                    46,479        43,056
 Short-term loan - principal shareholder                 170,000        -
 Accounts payable - trade                              1,450,757       837,225
 Accounts payable - major shareholder                     31,381       834,683
 Accrued expenses                                        489,743       502,332
                                                     ------------  ------------
Total current liabilities                              2,647,543     2,696,419
                                                     ------------  ------------

Long-term debt, net of current portion - other         1,207,870       652,602
Long-term debt, net of current portion -
  principal shareholder                                1,675,000     1,675,000
Obligations under capital leases,
  net of current portion                                  27,883        48,597
                                                     ------------  ------------

Total long-term debt                                   2,910,753     2,376,199
                                                     ------------  ------------

Other long-term liabilities                              164,667             -
                                                     ------------  ------------

(Capital Deficit) Stockholders' Equity

Non-Redeemable Preferred Stock:
 $1 par; authorized 2,000,000 shares,
  issued and outstanding
  1992, Senior A, 30,000 shares;                          30,000        30,000
  1992, Senior B, 22,500 shares;                          22,500        22,500
  1993, Senior D, 14,926 shares;                          14,926        14,926
  1993, Senior G, 14,926 shares;                          14,926        14,926
  1995, Senior E, 4,706 shares;                            4,706             -
    (Total aggregate amount of liquidation
     preference for the above - $5,400,000)
                                                     ------------  ------------
                                                          87,058        82,352

  Series C, 1992, 10,000 shares;                          10,000        10,000
  1994, Convertible, 5,000 shares;                         5,000         5,000
                                                     ------------  ------------
                                                         102,058        97,352


Common stock, $.10 par;
 authorized 75,000,000 shares,
 issued: 44,044,657                                    4,404,466     4,167,235
Additional paid-in capital                            21,596,947    20,216,109
Accumulated deficit                                  (26,488,331)  (26,021,350)
Unamortized deferred compensation                        (20,248)      (26,997)
                                                     ------------  ------------

Total (capital deficit) stockholders' equity            (405,108)   (1,567,651)
                                                     ------------  ------------

                                                      $5,317,855    $3,504,967
                                                     ============  ============


                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED UNE 30, 1995
                                AND JULY 1, 1994
                                                         1995          1994
                                                     ------------  ------------
                                                     (unaudited)   (unaudited)

Net Sales                                             $6,063,933    $2,237,277

Costs and expenses:
 Cost of products sold                                 1,918,650       839,686
 Personnel costs                                       2,701,075     1,438,629
 Advertising, marketing, and selling                     495,612       191,254
 Occupancy & facility expense                            943,138       567,360
 Depreciation and amortization                           149,207        65,274
 General and administrative                              251,217       180,692
 Restructuring charges/(credits)                               -       (50,000)
                                                     ------------  ------------
Total costs and expenses                               6,458,899     3,232,895
                                                     ------------  ------------
Profit/(loss) from operations                           (394,966)     (995,618)
                                                     ------------  ------------

Other (charges) credits:
 Interest income                                           2,561         2,791
 Interest expense                                        (88,890)      (93,514)
 Miscellaneous                                            14,314       (10,605)
                                                     ------------  ------------
                                                         (72,015)     (101,328)
                                                     ------------  ------------

Net profit/(loss)                                      ($466,981)  ($1,096,946)
                                                     ============  ============

Net profit/(loss) per Common Share                        ($0.01)       ($0.03)
                                                     ============  ============

Weighted average number
 of shares of common
 stock outstanding                                    41,277,010    32,185,323
                                                     ============  ============


                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1995
                                AND JULY 1, 1994
                                                         1995          1994
                                                     (unaudited)   (unaudited)
                                                     ------------  ------------

Net Sales                                             $2,736,905      $999,815
                                                     ------------  ------------

Costs and expenses:
 Cost of products sold                                   857,011       392,882
 Personnel costs                                       1,394,471       691,035
 Advertising, marketing, and selling                     214,582        69,863
 Occupancy & facility expense                            476,823       287,125
 Depreciation and amortization                            75,046        36,170
 General and administrative                              150,005        72,182
 Restructuring charges/(credits)                               -       (50,000)
                                                     ------------  ------------
Total costs and expenses                               3,167,938     1,499,257
                                                     ------------  ------------
Profit/(loss) from operations                           (431,033)     (499,442)
                                                     ------------  ------------

Other (charges) credits:
 Interest income                                           1,115         1,331
 Interest expense                                        (58,711)      (59,809)
 Miscellaneous                                            (7,716)      (18,682)
                                                     ------------  ------------
                                                         (65,312)      (77,160)
                                                     ------------  ------------

Net profit/(loss)                                      ($496,345)    ($576,602)
                                                     ============  ============
Net profit/(loss) per Common Share                        ($0.01)       ($0.02)
                                                     ============  ============
Weighted average number
 of shares of common
 stock outstanding                                    43,118,030    33,120,419
                                                     ============  ============


                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                Increase (decrease) in cash and cash equivalents
                                                         1995          1994
                                                     (unaudited)   (unaudited)
                                                     ------------  ------------

Cash flows from operating activities:
 Net profit/(loss)                                     ($466,981)  ($1,096,946)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          149,207        65,274
  Non-cash expense to
   advisors/consultants/public relations                  98,125        25,000
  Non-cash expense for computerized
   systems                                                82,333             -
  Non-cash expense for executive stock
   bonuses/deferred compensation stock plans             127,076        10,625

 (Increase) decrease in (net of
     discontinued operations):
  Accounts and notes receivable                         (598,494)       (3,725)
  Receivable from private placement                     (398,110)            -
  Inventories                                             25,826       111,805
  Prepaid expenses and
   other current assets                                 (482,563)     (106,960)
  Deferred charges and other                              61,567       (46,206)
  Write off of customer list                                   -       125,099
 Increase (decrease) in:
  Accounts payable                                      (189,770)       37,407
  Accrued expenses                                       (12,589)     (135,024)
  Accrued costs for restructuring and
   discontinued operations                                     -      (759,750)
  Other long-term liabilities                            164,667             -
                                                     ------------  ------------
Net cash used in operating activities                 (1,439,706)   (1,773,401)
                                                     ------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                    (350,151)      (25,654)
  Proceeds from sale of
   property and equipment                                  6,032       122,474
  Discontinued operations                                      -        42,602
                                                     ------------  ------------
Net cash provided (used) by investing activities        (344,119)      139,422
                                                     ------------  ------------

                                                                    (Continued)

            See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                Increase (decrease) in cash and cash equivalents
                                                         1995          1994
                                                     (unaudited)   (unaudited)
                                                     ------------  ------------

Cash flows from financing activities:
 Proceeds from issuance of:
  Short-term debt-principal
   stockholder                                           170,000       500,000
  Convertible subordinated
   debentures - other                                          -       150,000
  Long-term debt - other                                       -        65,421
  Long-term debt - major supplier                              -       656,410
  Long-term debt - major shareholder                     808,000            -
 Principal payments:
  Long-term debt                                         (85,122)      (65,705)
  Forgiveness of long-term debt                         (187,550)            -
  Capital lease obligations                              (17,291)      (95,026)
  Canceled debt for long-term
    consultant contract                                        -      (100,000)
Conversion of debenture debt and accrued interest
   payable into capital stock, net of financin                 -        28,287
 Proceeds from issuance of capital stock,
   net of offering costs                               1,315,241             -
                                                     ------------  ------------
Net cash provided by financing activities              2,003,278     1,139,387
                                                     ------------  ------------
Net increase (decrease) in
 cash and cash equivalents                               219,453      (494,592)

Cash and cash equivalents
 at beginning of period                                  329,007       552,305
                                                     ------------  ------------
Cash and cash equivalents
 at end of period                                       $548,460       $57,713
                                                     ============  ============


Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                Increase (decrease) in cash and cash equivalents
                                                         1995          1994
                                                     (unaudited)   (unaudited)
                                                     ------------  ------------

Cash flows from operating activities:
 Net profit/(loss)                                     ($496,345)    ($576,602)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           75,046        36,170
  Non-cash expense to
   advisors/consultants/public relations                  55,074            -
  Non-cash expense for executive stock
    bonuses/deferred compensation stock plans              8,000        10,625

 (Increase) decrease in (net of
     discontinued operations):
  Accounts and notes receivable                         (367,720)      262,966
  Receivable from private placement                     (398,110)            -
  Inventories                                            (10,135)       74,330
  Prepaid expenses and
   other current assets                                 (214,811)      (89,887)
  Deferred charges and other                              74,416        36,195
 Increase (decrease) in:
  Accounts payable                                      (466,800)     (211,859)
  Accrued expenses                                       204,260       (10,484)
  Accrued costs for restructuring and
   discontinued operations                                     -      (358,323)
                                                     ------------  ------------
Net cash used in operating activities                 (1,537,125)     (826,869)
                                                     ------------  ------------
Cash flows from investing activities:
  Purchase of property and equipment                     (54,168)      (12,470)
  Proceeds from sale of
   property and equipment                                    324        12,734
  Discontinued operations                                      -        25,878
                                                     ------------  ------------
Net cash provided (used) by investing activities         (53,844)       26,142
                                                     ------------  ------------

                                                                    (Continued)

                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                Increase (decrease) in cash and cash equivalents
                                                         1995          1994
                                                     (unaudited)   (unaudited)
                                                     ------------  ------------

Cash flows from financing activities:
 Proceeds from issuance of:
  Short-term debt-principal
   stockholder                                           170,000            -
  Long-term debt - other                                       -        65,421
  Long-term debt - major supplier                              -       656,410
  Long-term debt - major shareholder                     808,000
 Principal payments:
  Long-term debt                                         (35,292)      (58,875)
  Forgiveness of long-term debt                          (70,000)            -
  Capital lease obligations                              (14,714)      (77,662)
 Conversion of debenture debt and accrued interest
   payable into capital stock, net of financin                 -        28,287
 Proceeds from issuance of capital stock,
   net of offering costs                                 975,241             -
                                                     ------------  ------------
Net cash provided by financing activities              1,833,235       613,581
                                                     ------------  ------------
Net increase (decrease) in
 cash and cash equivalents                               242,266      (187,146)

Cash and cash equivalents
 at beginning of period                                  306,194       244,859
                                                     ------------  ------------
Cash and cash equivalents
 at end of period                                       $548,460       $57,713
                                                     ============  ============


Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

                 See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

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


Note 2.  Acquisition:

On December 30, 1994, the Company entered into a purchase agreement to acquire certain assets and assume certain liabilities of eighteen (18) Florida retail hearing aid centers from Hearing Health Services, Inc. ("HHS"). The purchase price consisted of 2,500 HEARx 1994 Convertible Preferred Shares (conversion ratio of 1 preferred share to 1,000 Common) valued at $200 per share ($500,000) plus $75,662 of acquisition costs. The estimated fair value of the net assets acquired was $492,224, resulting in cost in excess of fair value of net assets acquired of $83,438 ($69,345 for 1994 and $14,093 for 1995), which will be amortized over fifteen (15) years using the straight-line method. The acquisition was accounted for under the purchase method of accounting. Since the purchase occurred on December 30, 1994, the results of operations of the acquired centers are included in the Company's financial results for 1995 but are not included in the Company's operations for 1994.


Note 3.  Expanded Managed Care Program:

During the latter part of 1994, the Company signed seven (7) contracts with managed care organizations in its expanded market areas. HEARx is the only Florida company that has agreements with virtually all of the managed care companies in the state. Most of these new programs commenced in early 1995 as the Company reflected incremental revenues for the start-up of these new contracts. Several of these contracts are unique in that HEARx receives a fixed fee per member per month, regardless of the number of hearing aids sold (a capitated program). At the end of each calendar year

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

based on documented utilization, an adjustment is made in the per capita
payment automatically for the next calendar year.   During 1995, the Company
signed another contract with a managed care organization. HEARx now has contracts to supply hearing care for eight (8) of the nine (9) managed care companies that operate in the Florida hearing aid market.


Note 4.  Private Placements:

On December 30, 1994, the Company and three limited partnerships affiliated with Hearing Health Services, Inc. (collectively the "Investors") entered into a stock purchase agreement pursuant to which the Investors purchased 2,500 shares of 1994 Convertible Preferred Stock, par value $1.00 per share at a total cash purchase price of $500,000 ($200 per share), to be payable on January 4, 1995. This amount was recorded as a separate receivable on the December 30, 1994 balance sheet and has since been collected. These shares have the same rights, privileges, and conversion features as the above mentioned shares (see Note 2) of 1994 Convertible Preferred Stock.

A new private placement for the sale of 1,000,000 shares of Common Stock at $.85 per share (total of $850,000) was established during 1995. A total of $828,960 of the private placement has been paid and/or subscribed. A subscription receivable was recorded in June, 1995 for $297,510. All payments were received in July, 1995 except for $90,000.

A second private placement has been authorized by the Board in 1995 for the sale of a maximum of 3,000,000 shares of Common Stock. A subscription for 780,000 shares ($600,600) was recorded as a receivable on the June 1995 balance sheet. Payment of this receivable was received in early July 1995. Associated costs for this placement amounted to $96,096 to be paid 50% in shares of Common Stock (62,400 shares) and 50% in cash ($48,048).


Note 5.  Property and Equipment:

During March 1995, the Company entered into an agreement for the development of a computerized system for the Company's network of hearing centers at a price of $247,000. This amount was capitalized and recorded into the Property and Equipment assets and

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

will be depreciated once all other associated fixed assets and the system have been installed and become operational (estimated to be January 1, 1996).


Note 6.  Long-term Debt:

The principal stockholder/officer has a loan with the Company for $1,675,000. This loan is subordinated to all other indebtedness of the Company. The interest rate is prime plus 3% (currently 12%).

The principal stockholder/officer also made two short-term loans of $85,000 each for a total of $170,000 during the second quarter of 1995. The Company anticipates the payment of these loans during the latter half of 1995.

As a result of the Company selling a certain number of hearing aids during this quarter, the manufacturer of these products forgave $70,000 of the long-term debt attributable to prior product purchases from that manufacturer. Under an arrangement established with this manufacturer January 1, 1995, the Company has been able to reduce its long-term debt to the manufacturer by a total of $130,000. The term of this arrangement is four (4) years, over which time the Company expects to further reduce its long-term debt to the manufacturer upon achieving certain product sales goals.

The Company has reached a similar agreement with another of its suppliers. Under this agreement, a total of $808,000 was reclassified from accounts payable into long-term debt during the second quarter of 1995. The agreement provides for conversion of a substantial portion of this long-term debt into equity upon the Company reaching certain product sales goals.


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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

Each share of Senior Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock, i.e., a total of 3,000,000 shares in the case of Senior A, 2,250,000 shares in the case of Senior B, 1,100,000 shares in the case of Senior C, 1,492,600 shares in the case of Senior D, 1,176,500 shares in the case of Senior E, 800,000 shares in the case of Senior F, and 1,492,600 shares in the case of Senior G. The shares of Senior Preferred Stock will be automatically converted into shares of Common Stock upon the listing of the shares of Common Stock on the American or New York Stock Exchange. The shares of Senior Preferred Stock are not subject to either mandatory or optional redemption by the Company. At June 30, 1995, 3M held options to purchase 7,059 shares of Senior E Preferred Stock (total of 11,765 less exercised 4,706 shares) at a price of $85 a share and 8,000 shares of Senior F Senior Preferred Stock at a price of $125 a share. Additionally, 3M holds warrants to
acquire Senior C Preferred Stock at $1.10 per share.   The aggregate amount for
the liquidation preference per share is as follows: Senior A Preferred - $50 per share; Senior B, D and G - $67 per share; Senior E - $85 per share for a total of $5,400,000.

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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

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

Senior D and G - On June 28, 1993, 3M exercised its right to acquire 14,926 shares of Senior Preferred Stock, Series D, par value $1.00 per share ("Senior D Preferred") for $1,000,000 and to acquire 14,926 shares of Senior Preferred Stock, Series G, par value $1.00 per share ("Senior G Preferred") for $1,000,000 (total of $2,000,000). The Board of Directors modified the conversion price of the Series G to $.67 (the same as the conversion price of the Series D).

Senior E - During late 1993 and early 1994, 3M paid $400,000 as a partial payment towards the exercise of Senior Preferred Stock, Series E, par value $1.00 per share ("Senior E Preferred"). On May 1, 1995, the Company and 3M agreed to apply the $400,000 to the purchase of Senior Preferred Stock, Series E, of the Company, at $85.00 per share, for a total of 4,706 shares. The price was modified from $67 per share to $85 per share, and the number of shares was changed from 14,926 to 11,765. In addition, the Company and 3M agreed on July 24, 1995 to apply $600,000 of long-term debt which Hearx owes to 3M to the purchase of the remaining 7,059 shares of Senior Preferred Stock, Series E of the Company, at $85.00 per share. The application of the debt to the purchase of the stock is conditional upon certain hearing aid purchases from 3M. As a result of these new arrangements, the prior exclusive distributorship agreement between 3M and the Company was terminated.

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

Series C Preferred Stock - The Series C Preferred Stock has 104 votes per share (1,040,000 votes total) and, except as otherwise required by Delaware law, votes with the holders of shares of Senior Preferred Stock and Common Stock as one class. The Series C Preferred Stock is junior to the Senior Preferred Stock and senior to the Common Stock in the event of liquidation, dissolution or winding up of the Company. The Series C Preferred Stock may be redeemed at the sole option of the Company at a redemption price of $70 per share. During April 1992, the principal stockholder and officer canceled a 10% Subordinated Debenture in the amount of $500,000, a loan in the principal amount of $100,000, and $100,000 of accrued interest. In return, the Company issued to the principal stockholder 10,000 shares of Series C Preferred Stock, par value $1.00 per share.

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

As mentioned in Note 5, the Company entered into an agreement for the development of a computerized system for the Company's network of hearing centers at a price of $247,000. During March, 1995, the Company issued 131,733 shares of Common Stock (equivalent of $82,333 or 1/3 of the total purchase price) to Alpha Bytes Computer Corporation of Toronto, Canada in partial payment for the system. During July, 1995, the second payment of 131,733 shares of Common Stock ($82,333) was sent to Alpha Bytes Computer Corporation. The Company has the option to pay the remaining balance either in cash, Common Stock, or a combination of cash and Common Stock.

During the first half of 1995, the Company issued 1,649,364 shares of Common Stock in connection with the two private placements

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

implemented in 1995. As part of the costs of this financing, an additional 62,400 shares of Common Stock (equivalent of $48,048) were issued as payment of a portion of the finders' fees.

During the six months ended June 30, 1995, 115,138 shares of Common Stock (equivalent to $127,076) were issued to certain of the Company's officers and executives as bonuses.

During February, 1995, 73,530 shares (14,706 shares per group member) of Common Stock were issued to the five members of the Advisory Group for their annual services to the Company (equivalent to a total of $25,000). In addition, the Company issued 13,889 shares of Common Stock to one of the members of the Advisory Group for additional services.

During the first half of 1995, employee options were exercised resulting in the issuance of 112,500 shares of Common Stock.

During July, 1994, the Company granted an option to a public relations firm to purchase 600,000 shares at $.25 a share. During June, 1995, this firm exercised 200,000 of its options leaving 250,000 shares to be exercised by July 1, 1997.


Note 8.  Stock Plans:

Under the 1987 plan, as amended in April 1992, the Company's Board of Directors, or a committee thereof, is authorized to grant stock options to purchase an aggregate of 2,500,000 shares of Common Stock. Subject to the Plan, officers and other key employees of the Company are eligible to receive either incentive or non-incentive stock options. The option price for non-incentive stock options may be any price determined by the Board of Directors or the Committee. The option price for incentive stock options may not be less than the fair market value of the shares at the time the option is granted.

In June 1995, the Company's stockholders approved the adoption of the HEARx Ltd. 1995 Flexible Stock Plan ("Flexible Stock Plan"), pursuant to which a committee of the Board of Directors (whose members shall not receive awards under the 1995 Flexible Stock Plan or any other discretionary grant plans of the Company) may make awards to eligible participants in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The number of shares of Common Stock which may be issued in connection with awards under the 1995 Flexible Stock

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

Plan will not exceed 2,500,000, plus an automatic annual increase of 10% of the number of shares subject to the Plan as of the prior year.

In April 1993, the stockholders of the Company approved the adoption of the Hearx Ltd. Non-Qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors in the Company by granting non-qualified stock options that will promote long-term shareholder value. Grants under the Directors Plan may not exceed 500,000 share of Common
Stock in the aggregate and may be made until the Annual Meeting of Stockholders in 2003. Each year, upon election to the Board, each non-employee director shall be granted a 10-year non-qualified stock option ("Option") to acquire 15,000 shares of Common Stock. The exercise price shall be one hundred percent (100%) of the fair market value of the shares as of the close of business on the business day immediately prior to the date on which the Option is granted. During June, 1995, stock options to acquire 15,000 shares of Common Stock were given to each Director (total of 45,000 options).

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

                              Results of Operations
                              ---------------------

        Six months ended June 30, 1995 vs. six months ended July 1, 1994
        ----------------------------------------------------------------

    For the six months ended June 30, 1995, net sales were $6,063,933, an increase of $3,826,656 or 171% over the comparable six months ended July 1, 1994. The main reasons for this increase are (i) the inclusion of revenues from the eighteen (18) hearing centers acquired from Hearing Health Services, Inc. on December 30, 1994; and (ii) the incremental revenue from the new and expanded managed care contracts the Company has obtained. The effectiveness of new advertising programs contributed to the increase in net sales in 1995 as compared to 1994.

    Cost of products sold for the six months ended June 30, 1995 increased by $1,078,964 or 128% over the six months ended July 1, 1994. This increase resulted from the correlated effect of additional revenues from the eighteen new centers; however, the percentage of cost of products sold to net sales is lower in 1995 (32%) than in 1994 (38%) due to the Company's ongoing expense control programs and better terms with the various manufacturers.

    Selling, general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1995 due to the eighteen new centers.

    Net loss for the six months ended June 30, 1995 was $466,981 or $.01 loss per share as compared to a net loss of $1,096,946 or $.03 loss per share for the comparable six months ended July 1, 1994.


      Three months ended June 30, 1995 vs. three months ended July 1, 1994
      --------------------------------------------------------------------

    For the three months ended June 30, 1995, net sales were $2,736,905, an increase of $1,737,090 or 174% over the comparable three months ended July 1, 1994. The primary reasons for this increase are (i) the inclusion of revenues from the eighteen new hearing centers, and (ii) the incremental revenue from the new and expanded managed care contracts the Company has obtained. In addition, new advertising programs contributed to the increase in net sales.

    Cost of products sold for the three months ended June 30, 1995 increased by $464,129 or 118% over the three months ended July 1, 1994. This increase resulted from the correlated effect of additional revenues from the eighteen new centers. The overall cost of products sold percentage of net sales is lower in 1995 (31%) as compared to 1994 (39%) mainly due to the Company's ongoing expense control programs and lower product costs from the various manufacturers.

    Selling, general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of these expenses was higher than last year due to the newly acquired centers from Hearing Health Services, Inc. in December, 1994.

    Net loss for the quarter ended June 30, 1995 was $496,345 or $.01 per share as compared to a net loss of $576,602 or $.02 per share for the quarter ended July 1, 1994.


                                Subsequent Event
                                ----------------

    During early August, 1995, the Company announced that it had signed a contract with Oxford Health Plans to provide hearing care benefits to their "Medicare" members beginning January 1, 1996. Under the terms of this contract, the Company will establish a network of 15 to 20 centers in the Northeast, primarily in New York, New Jersey, and Connecticut.


                         Liquidity and Capital Resources
                         -------------------------------

    Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public warrant offerings, and cash generated from operations. During the six months ended June 30, 1995, cash flow from operating activities was the result of the collection of the $500,000 payment for the private placement to the investor partnerships affiliated with Hearing Health Services, Inc. Cash from financing activities was mainly from the two new 1995 private placements as well as $185,000 loaned from the principal shareholder/officer.

    On June 30, 1995, the Company had working capital of $1,098,470 (working capital ratio of 1.41) as compared to a working capital deficit of $623,200 for December 30, 1994.

    Net cash used in operating activities was $1,439,706 for the six months ended June 30, 1995, as compared to cash used of $1,773,401 for the six months ended July 1, 1994. The primary reason for the difference was the recording of the provision for accrued costs for restructuring and discontinued operations in 1994.

    Net cash used in investing activities was $344,119 for the six months ended June 30, 1995, as compared to net cash provided of $139,422 for the six months ended July 1, 1994. The difference was primarily due to the 1995 purchase of a computerized system from Alpha Bytes Computer Corporation, Inc. for $247,000.

    Net cash provided by financing activities was $2,003,278 for the six months ended June 30, 1995, as compared to $1,139,387 for the comparable six months ended July 1, 1994. The difference was from the 1995 private placements whereas net proceeds of $1,315,241 were raised.

    The Company expects to meet its 1995 cash needs with the sale of additional units in the 1995 Private Placements, short-term borrowings, and potential other sales of its securities. HEARx believes that with the continued implementation of its cost control programs, the further development of its franchise and institutional sales bases and continued investor participation, the Company can fund its operating deficit, at its current level, until approximately January 1996. There can be no assurance, however, that anticipated improvements in operations can be achieved or that the aforementioned funding can be obtained.

PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    The Company held its annual meeting of stockholders on June 16, 1995. At that meeting, the stockholders were asked to consider and act on the following matters:

    1.   The election of four directors;

    2. A proposal to amend the Restated Certificate of Incorporation of the Company to increase to 100,000,000 the number of shares of Common Stock which the Company may issue;

    3.   The adoption of the HEARx Ltd. 1995 Flexible Stock Plan;
         and

    4. The ratification of the selection of BDO Seidman as the Company's independent public accountants for its fiscal year ending December 30, 1995.

    The voting of the shareholders on the above issues was as follows:

    1.   Election of directors:

         Paul A. Brown, M.D.:     47,374,207 "For";
         42,200 "Against"/"Withheld"; 0 broker non-votes;
         and 9,075,687 abstentions.

         Thomas W. Archibald:     47,374,207 "For";
         42,200 "Against"/"Withheld"; 0 broker non-votes;
         and 9,075,687 abstentions.

         Fred N. Gerard, Esq.:    47,374,207 "For";
         42,200 "Against"/"Withheld"; 0 broker non-votes;
         and 9,075,687 abstentions.

         David J. McLachlan:      47,374,207 "For";
         42,200 "Against"/"Withheld"; 0 broker non-votes;
         and 9,075,687 abstentions.

    2. Proposal to amend the Restated Certificate of Incorporation of the Company to increase to 100,000,000 the number of shares of Common Stock which the Company may issue: 46,467,851 "For"; 472,985 "Against"; 0 broker non-votes; and 9,551,258 abstentions.

    3. The adoption of the HEARx Ltd. 1995 Flexible Stock Plan: 39,882,401 "For"; 379,449 "Against"; 0 broker non-votes; and 16,230,244 abstentions.

    4. The ratification of the selection of BDO Seidman as the Company's independent public accountants for its fiscal year ending December 29, 1995: 47,339,388 "For"; 46,014 "Against"; 0 broker non-votes; and
         9,106,692 abstentions.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits - None

         (b) Reports on Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEARx Ltd.
                                  (Registrant)

Date: August 14, 1995    By: /s/Stephen J. Hansbrough
                             --------------------------------------------------
                             Stephen J. Hansbrough
                             President
                             Chief Operating Officer

Date: August 14, 1995    By: /s/Tommy E. Kee
                             --------------------------------------------------
                             Tommy E. Kee
                             Vice President, Controller and
                             Chief Accounting Officer