Form 10-Q
period 1995-09-29
HEARX LTD
filed 1995-11-13
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                         ------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-16453

                                   HEARx LTD.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                               22-2748248
---------------------------------------   -------------------------------------
     (State of Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

471 Spencer Drive, West Palm Beach, Florida                            33409
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code (407) 478-8770


-------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On September 29, 1995, 46,463,520 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION:


   Item 1. Financial Statements:

      Consolidated Balance Sheets -
         September 29,1995 and December 30, 1994                         3 -  5

      Consolidated Statements of Operations -
         Nine Months ended September 29, 1995 and September 30, 1994          6

      Consolidated Statements of Operations -
         Three Months ended September 29, 1995 and September 30, 1994         7

      Consolidated Statements of Cash Flows -
         Nine Months ended September 29, 1995 and September 30, 1994     8 -  9

      Consolidated Statements of Cash Flows -
         Three Months ended September 29, 1995 and September 30, 1994   10 - 11

      Notes to Consolidated Financial Statements                        12 - 18


   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                         19 - 21


PART II.  OTHER INFORMATION:

   Item 6.  Exhibits and reports on Form 8-K                                 22
            Signatures                                                       22

                           HEARx LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                   September 29,   December 30,
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)     (audited)

ASSETS

Current:
  Cash and cash equivalents                           $  247,225     $  329,007
  Accounts receivable, less allowance for
    doubtful accounts of $54,776 and $154,330          1,674,893        862,868
  Receivable from private placement                    1,156,250        500,000
  Inventories                                            289,657        337,564
  Prepaid expenses and other current assets              504,615         43,780
                                                   -------------  -------------
Total current assets                                   3,872,640      2,073,219
                                                   -------------  -------------

Property and equipment:
  Equipment, furniture and fixtures                    2,466,301      1,975,857
  Leasehold improvements                                 802,049        779,347
                                                   -------------  -------------
                                                       3,268,350      2,755,204

  Less accumulated depreciation and amortization       1,920,185      1,779,850
                                                   -------------  -------------

Net property and equipment                             1,348,165        975,354

Other                                                    480,090        456,394
                                                   -------------  -------------

                                                       1,828,255      1,431,748
                                                   -------------  -------------

                                                      $5,700,895     $3,504,967
                                                   =============  =============

                                                                    (Continued)

See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                   September 29,   December 30,
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)     (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
  Current portion of long-term debt                 $   558,395    $   479,123
  Current portion of obligations under capital
    leases                                               62,882         43,056
  Short-term loan - principal shareholder               170,000              -
  Accounts payable - trade                            1,295,878      1,671,908
  Accrued expenses                                      563,696        502,332
                                                   -------------  -------------
Total current liabilities                             2,650,851      2,696,419
                                                   -------------  -------------

Long-term debt, net of current portion - other        1,137,282        652,602
Long-term debt, net of current portion -
  principal shareholder                               1,675,000      1,675,000
Obligations under capital leases, net of current
  portion                                                22,084         48,597
                                                   -------------  -------------

Total long-term debt                                  2,834,366      2,376,199
                                                   -------------  -------------

Other long-term liabilities                              82,333              -
                                                   -------------  -------------

(Capital Deficit) Stockholders' Equity

Non-Redeemable Preferred Stock:
  $1 par; authorized 2,000,000 shares, issued
    and outstanding
      1992, Senior A, 30,000 shares;                     30,000         30,000
      1992, Senior B, 22,500 shares;                     22,500         22,500
      1993, Senior D, 14,926 shares;                     14,926         14,926
      1993, Senior G, 14,926 shares;                     14,926         14,926
      1995, Senior E, 4,706 shares;                       4,706              -
        (Total aggregate amount of liquidation
        preference for the above - $5,400,000)
                                                   -------------  -------------
                                                         87,058         82,352

       Series C, 1992,  Convertible, 10,000 shares;      10,000         10,000
       1994, Convertible, 5,000 shares;                   5,000          5,000
                                                   -------------  -------------
                                                        102,058         97,352

                                                                    (Continued)

                                                   September 29,   December 30,
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)     (audited)


Common stock, $.10 par;
  authorized 75,000,000 shares,
  issued: 46,463,520                                  4,646,352      4,167,235
Additional paid-in capital                           22,487,059     20,216,109
Accumulated deficit                                 (27,085,251)   (26,021,350)
Unamortized deferred compensation                       (16,873)       (26,997)
                                                   -------------  -------------

Total (capital deficit) stockholders' equity            133,345     (1,567,651)
                                                   -------------  -------------

                                                    $ 5,700,895    $ 3,504,967
                                                   =============  =============


See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Net Sales                                           $ 8,557,616    $ 3,135,311
                                                   -------------  -------------

Costs and expenses:
  Cost of products sold                               2,733,452      1,191,506
  Personnel costs                                     4,033,064      2,103,271
  Advertising, marketing, and selling                   717,326        254,444
  Occupancy & facility expense                        1,464,559        812,725
  Depreciation and amortization                         223,806         95,985
  General and administrative                            309,144        231,834
  Restructuring charges/(credits)                             -        (70,000)
                                                   -------------  -------------

Total costs and expenses                              9,481,351      4,619,765
                                                   -------------  -------------

Profit/(loss) from operations                          (923,735)    (1,484,454)
                                                   -------------  -------------

Other (charges) credits:
  Interest income                                         2,650          4,340
  Interest expense                                     (149,732)      (163,358)
  Miscellaneous                                           6,916        (14,743)
                                                   -------------  -------------

                                                       (140,166)      (173,761)
                                                   -------------  -------------

Net profit/(loss)                                   ($1,063,901)   ($1,658,215)
                                                   =============  =============

Net profit/(loss) per Common Share                       ($0.02)        ($0.05)
                                                   =============  =============

Weighted average number of shares of common
  stock outstanding                                  43,592,983     33,672,673
                                                   =============  =============


See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Net Sales                                           $ 2,493,683    $   898,034
                                                   -------------  -------------

Costs and expenses:
  Cost of products sold                                 814,802        351,820
  Personnel costs                                     1,331,989        664,642
  Advertising, marketing, and selling                   221,714         63,190
  Occupancy & facility expense                          521,421        245,365
  Depreciation and amortization                          74,599         30,711
  General and administrative                             57,927         51,142
  Restructuring charges/(credits)                             -        (20,000)
                                                   -------------  -------------

Total costs and expenses                              3,022,452      1,386,870
                                                   -------------  -------------

Profit/(loss) from operations                          (528,769)      (488,836)
                                                   -------------  -------------

Other (charges) credits:
  Interest income                                            89          1,549
  Interest expense                                      (60,842)       (69,844)
  Miscellaneous                                          (7,398)        (4,138)
                                                   -------------  -------------

                                                        (68,151)       (72,433)
                                                   -------------  -------------

Net profit/(loss)                                     ($596,920)     ($561,269)
                                                   =============  =============

Net profit/(loss) per Common Share                       ($0.01)        ($0.02)
                                                   =============  =============

Weighted average number of shares of common
  stock outstanding                                  45,254,089     36,074,626
                                                   =============  =============


See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                Increase (decrease) in cash and cash equivalents
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Cash flows from operating activities:
  Net profit/(loss)                                 ($1,063,901)   ($1,658,215)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                       223,806         95,985
    Non-cash expense to advisors/consultants             39,500         25,000
    Non-cash expense for computerized systems           164,666              -
    Non-cash expense for executive stock
      bonuses/deferred compensation stock plans         127,076         37,188

(Increase) decrease in (net of discontinued
    operations):
  Accounts and notes receivable                        (812,025)        35,652
  Receivable from private placement                    (656,250)             -
  Inventories                                            47,907        122,232
  Prepaid expenses and other current assets            (460,835)       (22,696)
  Deferred charges and other                            (13,572)       (32,637)
  Write off of customer list                                  -        125,099
  Increase (decrease) in:
    Accounts payable                                   (376,030)        94,724
    Accrued expenses                                     61,364       (104,053)
    Accrued costs for restructuring and
      discontinued operations                                 -       (929,010)
    Other long-term liabilities                          82,333              -
                                                   -------------  -------------

Net cash used in operating activities                (2,635,961)    (2,210,731)
                                                   -------------  -------------

Cash flows from investing activities:
  Purchase of property and equipment                   (614,261)       (35,819)
  Proceeds from sale of property and equipment           17,644        181,010
  Discontinued operations                                     -         23,672
                                                   -------------  -------------

Net cash provided (used) by investing activities       (596,617)       168,863
                                                   -------------  -------------

                                                                    (Continued)


See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                Increase (decrease) in cash and cash equivalents
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Cash flows from financing activities:
  Proceeds from issuance of:
    Short-term debt-principal stockholder               170,000        500,000
    Convertible subordinated debentures - other               -        150,000
    Long-term debt - other                               98,680         65,421
    Long-term debt - major supplier                           -        656,410
    Long-term debt - major shareholder                  808,000              -
    Capital leases                                       31,209              -
  Principal payments:
    Long-term debt                                      (95,178)       (75,266)
    Forgiveness of long-term debt                      (247,550)             -
    Capital lease obligations                           (37,896)      (105,384)
    Canceled debt for long-term consultant contract           -       (100,000)
Conversion of debenture debt and accrued interest
    payable into capital stock, net of financing costs        -         28,287
  Proceeds from issuance of capital stock,
    net of offering costs                             2,423,531        470,949
                                                   -------------  -------------

Net cash provided by financing activities             3,150,796      1,590,417
                                                   -------------  -------------

Net increase (decrease) in cash and cash
  equivalents                                           (81,782)      (451,451)

Cash and cash equivalents at beginning of period        329,007        552,305
                                                   -------------  -------------

Cash and cash equivalents at end of period          $   247,225    $   100,854
                                                   =============  =============

Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                Increase (decrease) in cash and cash equivalents
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Cash flows from operating activities:
  Net profit/(loss)                                   ($596,920)     ($561,269)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                        74,599         30,711
    Non-cash expense to advisors/consultants            (58,625)             -
    Non-cash expense for computerized systems            82,333              -
    Non-cash expense for executive stock
      bonuses/deferred compensation stock plans               -         26,563

  (Increase) decrease in (net of discontinued
      operations):
    Accounts and notes receivable                      (213,531)        39,377
    Receivable from private placement                  (258,140)             -
    Inventories                                          22,081         10,427
    Prepaid expenses and other current assets            21,728         84,264
    Deferred charges and other                          (75,139)        13,569
  Increase (decrease) in:
    Accounts payable                                   (186,260)        57,317
    Accrued expenses                                     73,953         30,971
    Accrued costs for restructuring and
      discontinued operations                                 -       (169,260)
    Other long-term liabilities                         (82,334)             -
                                                   -------------  -------------

Net cash used in operating activities                (1,196,255)      (437,330)
                                                   -------------  -------------

Cash flows from investing activities:
  Purchase of property and equipment                   (264,110)       (10,165)
  Proceeds from sale of property and equipment           11,612         58,536
  Discontinued operations                                     -        (18,930)
                                                   -------------  -------------

Net cash provided (used) by investing activities       (252,498)        29,441
                                                   -------------  -------------

                                                                    (Continued)


See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                Increase (decrease) in cash and cash equivalents
                                                        1995           1994
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Cash flows from financing activities:
  Proceeds from issuance of:
    Long-term debt - other                               98,680              -
    Capital leases                                       31,209              -
  Principal payments:
    Long-term debt                                      (10,056)        (9,561)
    Forgiveness of long-term debt                       (60,000)             -
    Capital lease obligations                           (20,605)       (10,358)
  Proceeds from issuance of capital stock,
    net of offering costs                             1,108,290        470,949
                                                   -------------  -------------

Net cash provided by financing activities             1,147,518        451,030
                                                   -------------  -------------

Net increase (decrease) in cash and cash
  equivalents                                          (301,235)        43,141

Cash and cash equivalents at beginning of period        548,460         57,713
                                                   -------------  -------------

Cash and cash equivalents at end of period          $   247,225    $   100,854
                                                   =============  =============

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


Note 2.  Acquisition:

On December 30, 1994, the Company entered into a purchase agreement to acquire certain assets and assume certain liabilities of eighteen (18) Florida retail hearing aid centers from Hearing Health Services, Inc. ("HHS"). The purchase price consisted of 2,500 HEARx 1994 Convertible Preferred Shares (conversion ratio of 1 preferred share to 1,000 Common) valued at $200 per share ($500,000) plus $85,585 of acquisition costs. The estimated fair value of the net assets acquired was $492,224, resulting in cost in excess of fair value of net assets acquired of $93,361 ($69,345 for 1994 and $24,016 for 1995), which will be amortized over fifteen (15) years using the straight-line method. The acquisition was accounted for under the purchase method of accounting. Since the purchase occurred on December 30, 1994, the results of operations of the acquired centers are included in the Company's financial results for 1995 but are not included in the Company's operations for 1994.


Note 3.    Expanded Managed Care Program:

During the latter part of 1994, the Company signed seven (7) contracts with managed care organizations in its expanded market areas. HEARx is the only Florida company that has agreements with virtually all of the managed care companies in the state. Most of these new programs commenced in early 1995 as the Company reflected incremental revenues for the start-up of these new contracts. Several of these contracts are unique in that HEARx receives a fixed fee per member per month, regardless of the number of hearing aids sold (a capitated program). At the end of each calendar year based on documented utilization, an adjustment is made in the per capita payment automatically for
the next calendar year.   During 1995, the Company signed two (2) other
contracts with managed care organizations. HEARx now has contracts to supply hearing care for nine (9) of the ten (10) managed care companies that operate in the Florida hearing aid market (includes one new managed care company just recently approved by the State of Florida to provide services).

On August, 1995, the Company announced its first major expansion outside of the Florida area by signing a contract with Oxford Health Plans of New York to provide hearing care benefits to Oxford's medicare members beginning January 1, 1996. The Company is currently working on the development of fifteen (15) to

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

twenty (20) centers in the New York, New Jersey and eventually Connecticut areas with the intent of opening the majority of these centers on January 2, 1996.


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

A new private placement for the sale of 1,000,000 shares of Common Stock at $.85 per share (total of $850,000) was established during 1995, and during the third quarter of 1995 was increased to a total of up to $1,500,000. A total of $1,062,710 of the private placement has been paid and/or subscribed. A subscription receivable was recorded in September, 1995 for $156,250. All but $50,000 of this receivable was collected in October, 1995.

A second private placement was authorized by the Board of Directors in 1995 for the sale of a maximum of 3,000,000 shares of Common Stock. A subscription for 780,000 shares ($600,600) at $.77 per share was recorded as a receivable on the June 1995 balance sheet. Payment of this receivable was received in early July 1995. Associated costs for this placement amounted to $96,096 to be paid 50% in shares of Common Stock (62,400 shares) and 50% in cash ($48,048). In addition to the 62,400 shares, an additional 12,600 shares (total of 75,000 shares) of Common Stock were issued to the company that raised the private placement funds in connection with post-closing adjustments.

In connection with the above second private placement, three additional subscriptions were received in September, 1995 at $.618 per share, one for 809,061 shares ($500,000), the second for 404,531 shares ($250,000), and a third for 404,531 shares ($250,000) for a combined total of $1,000,000. This total of $1,000,000 was recorded as a receivable on the September, 1995 balance sheet. Total payments of $750,000 have been received during October for these subscription receivables and the remainder of $250,000 is expected to be received in November 1995. Applicable finders fees for the $500,000 subscription were a total of $100,000 with $60,000 to be paid in cash and the remainder to be paid in 64,725 shares of Common Stock (equivalent to $40,000). The associated costs for the two $250,000 subscriptions collectively were $100,000 with $60,000 to be paid in cash and the other amount to be paid in 64,725 shares of Common Stock (equivalent to $40,000). Associated costs ($90,000) payable for the $500,000 subscription and the first $250,000 subscription were paid in October, 1995.

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

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

The principal stockholder/officer also made two short-term loans of $85,000 each for a total of $170,000 during the second quarter of 1995. The Company anticipates the payment of these loans during the fourth quarter of 1995.

As a result of the Company selling a certain number of hearing aids during the first three quarters of 1995, the manufacturer of these products forgave certain of the long-term debt attributable to prior product purchases from that manufacturer. Under an arrangement established with this manufacturer on January 1, 1995, the Company has been able to reduce its long-term debt to the manufacturer by a total of $190,000. The term of this arrangement is four (4) years, over which time the Company expects to further reduce its long-term debt to the manufacturer upon achieving certain product sales goals.

The Company has reached a similar agreement with another of its manufacturers. Under this agreement, a total of $808,000 was reclassified from accounts payable into long-term debt during the second quarter of 1995. The agreement provides for conversion of a substantial portion of this long-term debt into equity upon the Company reaching certain product sales goals.


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

Each share of Senior Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock, i.e., a total of 3,000,000 shares in the case of Senior A, 2,250,000 shares in the case of Senior B, 1,100,000 shares in the case of Senior C, 1,492,600 shares in the case of Senior D, 1,176,500 shares in the case of Senior E, 800,000 shares in the case of Senior F, and 1,492,600 shares in the case of Senior G. The shares of Senior Preferred Stock will be

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

automatically converted into shares of Common Stock upon the listing of the shares of Common Stock on the American or New York Stock Exchange. The shares of Senior Preferred Stock are not subject to either mandatory or optional redemption by the Company. At September 29, 1995, 3M held options to purchase 7,059 shares of Senior E Preferred Stock (total of 11,765 less exercised 4,706 shares) at a price of $85 a share and 8,000 shares of Senior F Senior Preferred Stock at a price of $125 a share. Additionally, 3M holds warrants
to acquire Senior C Preferred Stock at $1.10 per share.   The aggregate amount
for the liquidation preference per share is as follows: Senior A Preferred - $50 per share; Senior B, D and G - $67 per share; Senior E - $85 per share for a total of $5,400,000.

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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

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

Series C Convertible Preferred Stock - The Series C Convertible Preferred Stock has 104 votes per share (1,040,000 votes total) and, except as otherwise required by Delaware law, votes with the holders of shares of Senior Preferred Stock and Common Stock as one class. The Series C Convertible Preferred Stock is junior to the Senior Preferred Stock and senior to the Common Stock in the event of liquidation, dissolution or winding up of the Company. The Series C Convertible Preferred Stock may be redeemed at the sole option of the Company at a redemption price of $70 per share. Each share of Series C Convertible Preferred is convertible at any time at the option of the holder into 104 fully paid and non-assessable shares of Common Stock. During April 1992, the principal stockholder and officer canceled a 10% Subordinated Debenture in the amount of $500,000, a loan in the principal amount of $100,000, and $100,000 of accrued interest. In return, the Company issued to the principal stockholder 10,000 shares of Series C Convertible Preferred Stock, par value $1.00 per share.

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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

payment for the system. During July, 1995, the second payment of 131,733 shares of Common Stock ($82,333) was sent to Alpha Bytes Computer Corporation. The Company has the option to pay the remaining balance either in cash, Common Stock, or a combination of cash and Common Stock.

During the nine months ended September 29, 1995, the Company issued 3,460,833 shares of Common Stock in connection with the two private placements implemented in 1995. As part of the costs of this financing, an additional 204,449 shares of Common Stock (equivalent of $126,350) were issued as payment of a portion of the finders' fees.

During the nine months ended September 29, 1995, 115,138 shares of Common Stock (equivalent to $127,076) were issued to certain of the Company's officers and executives as bonuses.

During February, 1995, 73,530 shares (14,706 shares per group member) of Common Stock were issued to the five members of the Advisory Group for their annual services to the Company (equivalent to $25,000). In addition, the Company issued 13,889 shares of Common Stock to one of the members of the Advisory Group for additional services.

During the nine months ended September 29, 1995, employee options were exercised resulting in the issuance of 263,650 shares of Common Stock.

During July, 1994, the Company granted an option to a public relations firm to purchase 600,000 shares at $.25 a share. During June, 1995, this firm exercised 200,000 of its options leaving 250,000 shares to be exercised by July 1, 1997. In addition, the Company retained the services of this public relations firm to which 75,000 shares of Common Stock would be issued over a twelve month period at the rate of 6,250 shares per month. This firm was issued 18,750 shares of Common Stock for the second quarter of 1995. During July, 1995, the contract was revised to provide for one year (July, 1995 through June, 1996), the public relations firm would receive 150,000 shares of Common Stock. As a result, 37,500 shares have been issued for these services from July through September, 1995. The same firm also received ten year options to purchase 700,000 shares of Common Stock at a price of $1.00 per share and these options shall vest at the rate of 58,333 shares per month beginning in July, 1995. None of these options have been exercised.

On July 11, 1995, the Company granted an option to purchase 144,000 shares of Common Stock to an individual for consulting services to be rendered over a period of three years, beginning July 11, 1995. The option price is $1.00 for each optioned share, and the optioned shares shall vest at the rate of 4,000 optioned shares per month on the first day of each month, beginning August 1, 1995. No options have been exercised.

During September, 1995, 10,000 shares ($5,280) of restricted stock were issued to a financial public relations firm for fund raising activities.

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------

Note 8.  Stock Plans:

Under the 1987 plan, as amended in April 1992, the Company's Board of Directors, or a committee thereof, is authorized to grant stock options to purchase an aggregate of 2,500,000 shares. Subject to the Plan, officers and other key employees of the Company are eligible to receive either incentive or non-incentive stock options. The option price for non-incentive stock options may be any price determined by the Board of Directors or the Committee. The option price for incentive stock options may not be less than the fair market value of the shares at the time the option is granted.

In June 1995, the Company's stockholders approved the adoption of the HEARx Ltd. 1995 Flexible Stock Plan ("Flexible Stock Plan"), pursuant to which a committee of the Board of Directors (whose members shall not receive awards under the 1995 Flexible Stock Plan or any other discretionary grant plans of the Company) may make awards to eligible participants in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The number of shares of Common Stock which may be issued in connection with awards under the 1995 Flexible Stock
Plan will not exceed 2,500,000, plus an automatic annual increase of 10% of the number of shares subject to the Plan as of the prior year.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

                              Results of Operations
                              ---------------------

Nine months ended September 29, 1995 vs. nine months ended September 30, 1994
-----------------------------------------------------------------------------

    For the nine months ended September 29, 1995, net sales were $8,557,616, an increase of $5,422,305 or 173% over the comparable nine months ended September 30, 1994. The main reasons for this increase are (i) the inclusion of revenues from the eighteen (18) hearing centers acquired from Hearing Health Services, Inc. on December 30, 1994; and (ii) the incremental revenue from the new and expanded managed care contracts the Company has obtained. The effectiveness of new advertising programs contributed to the increase in net sales in 1995 as compared to 1994.

    Cost of products sold for the nine months ended September 29, 1995 increased by $1,541,946 or 129% over the nine months ended September 30, 1994. This increase resulted from the correlated effect of additional revenues from the eighteen new centers; however, the percentage of cost of products sold to net sales is lower in 1995 (32%) than in 1994 (38%) due to the Company's ongoing expense control programs and better terms with the various manufacturers.

    Selling, general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1995 due to the eighteen new centers.

    Net loss for the nine months ended September 29, 1995 was $1,063,901 or $.02 loss per share as compared to a net loss of $1,658,215 or $.05 loss per share for the comparable nine months ended September 30, 1994.


Three months ended September 29, 1995 vs. three months ended September 30, 1994
-------------------------------------------------------------------------------

    For the three months ended September 29, 1995, net sales were $2,493,683, an increase of $1,595,649 or 178% over the comparable three months ended September 30, 1994. The primary reasons for this increase are (i) the inclusion of revenues from the eighteen new hearing centers, and (ii) the incremental revenue from the new and expanded managed care contracts the Company has obtained. In addition, new advertising programs contributed to the increase in net sales.


    Cost of products sold for the three months ended September 29, 1995 increased by $462,982 or 132% over the three months ended September 30, 1994. This increase resulted from the correlated effect of additional revenues from the eighteen new centers. The overall cost of products sold percentage of net sales is lower in 1995 (33%) as compared to 1994 (39%) mainly due to the Company's ongoing expense control programs and lower product costs from the various manufacturers.

    Selling, general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of these expenses was higher than last year due to the newly acquired centers from Hearing Health Services, Inc. in December, 1994.

    Net loss for the quarter ended September 29, 1995 was $596,920 or $.01 loss per share as compared to a net loss of $561,269 or $.02 loss per share for the quarter ended September 30, 1994.


                                Subsequent Event
                                ----------------

    During late October, 1995, the Company announced that a major manufacturer of hearing aids and diagnostic equipment had entered into a letter of intent with the Company to make available to the Company $2.5 million of financing. Under the proposed terms of the agreement, the manufacturer will make available to HEARx up to $1 million, based on the Company's net worth, in the form of a term loan and $1.5 million under a trade financing agreement. This debt will be reduced over a three-year period based on future HEARx purchases of products from this manufacturer. Any unliquidated debt at the end of three years will carry interest at a six percent (6%) annual rate. The parties are currently negotiating definitive agreements to effectuate these transactions.


                           Liquidity and Capital Resources
                           -------------------------------

    Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public warrant offerings, and cash generated from operations. During the nine months ended September 29, 1995, cash flow from operating activities was the result of the collection of the $500,000 payment for the private placement to the investor partnerships affiliated with Hearing Health Services, Inc. Cash from financing activities was mainly from the two new 1995 private placements as well as $185,000 loaned from the principal shareholder/officer.

    On September 29, 1995, the Company had working capital of $1,221,789 (working capital ratio of 1.46) as compared to a working capital deficit of $623,200 for December 30, 1994.

    Net cash used in operating activities was $2,635,961 for the nine months ended September 29, 1995, as compared to cash used of $2,210,731 for the nine months ended September 30, 1994. The primary reason for the difference was the increased payments of accounts payable in 1995.

    Net cash used in investing activities was $596,617 for the nine months ended September 29, 1995, as compared to net cash provided of $168,863 for the nine months ended September 30, 1994. The difference was primarily due to the 1995 purchase of a computerized system from Alpha Bytes Computer Corporation, Inc. for $247,000 as well as expenditures for new computer hardware and capitalized costs for the development of accounting and other computerized systems.

    Net cash provided by financing activities was $3,150,796 for the nine months ended September 29, 1995, as compared to $1,590,417 for the comparable nine months ended September 30, 1994. The difference was from the 1995 private placements.

    The Company expects to meet its cash needs with the sale of additional units in the 1995 Private Placements, short-term and long-term borrowings, and potential other sales of its securities. HEARx believes that with the continued implementation of its cost control programs, the further development of its franchise and institutional sales bases and continued investor participation, the Company can fund its operating deficit, at its current level, until approximately June 1996. There can be no assurance, however, that anticipated improvements in operations can be achieved or that the aforementioned funding can be obtained.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             Exhibit 27 -- Financial Data Schedule (provided for the
                           information of the Securities and Exchange
                           Commission only)

         (b) Reports on Form 8-K - None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEARx Ltd.
                                          (Registrant)

Date: November 13, 1995                   By: /s/ Stephen J. Hansbrough
                                              ---------------------------------
                                              Stephen J. Hansbrough
                                              President
                                              Chief Operating Officer

Date: November 13, 1995                   By: /s/ Tommy E. Kee
                                              ---------------------------------
                                              Tommy E. Kee
                                              Vice President, Controller and
                                              Chief Accounting Officer