Form 10-K
period 1995-12-29
HEARX LTD
filed 1996-04-12
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                         ------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 29, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-16453

                                   HEARx LTD.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                  Delaware                               22-2748248
- -------------------------------------------  ----------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)                Identification No.)

471 Spencer Drive, West Palm Beach, Florida                 33409
- -------------------------------------------  ----------------------------------
 (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: (407) 478-8770

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
- ------------------------------------  -----------------------------------------

Common Stock, par value $0.10 per
  share                               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of December 29, 1995, the aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the closing bid and asked prices on the NASD OTC Bulletin Board) was approximately $63,696,000.

    On December 29, 1995, 47,956,783 shares of the registrant's common stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of Registrant's definitive Proxy Statement for the 1996 Annual Meeting of the Registrant's Stockholders ("1996 Proxy Statement"), as filed with the Securities and Exchange Commission, are incorporated by reference into
Part III.


                                     PART I


Item 1.  Business

    HEARx Ltd. ("HEARx" or the "Company") operates a network of hearing care centers which provide a full range of audiological products and services for the hearing impaired. The Company's strategy focuses on contracting with managed care and health insurance companies to provide to their members and beneficiaries high quality hearing care utilizing state-of-the-art facilities with a full range of diagnostic and rehabilitative services, qualified professional staff and hearing education learning programs. The Company also provides such quality hearing care to the general population at the Company's centers. The Company believes it is well positioned to successfully address the concerns of access, quality and cost of the managed care and insurance companies, the diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers. HEARx believes that such success requires the Company to offer convenient distribution points, uniform centers (meaning standardized personnel qualifications, testing formats, prices and ancillary services) and a documented quality control program.

    HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in metropolitan areas or in regions with high concentrations of elderly consumers who are more likely to need the Company's products and services. At the present time, HEARx operates 44 centers in New York, New Jersey and Florida. It also operates three company-owned centers situated in AARP Pharmacies located in Florida, Virginia and Oregon. The HEARx expansion strategy is controlled and deliberate, opening new centers to fulfill the requirements of new or existing providers pursuant to negotiated contracts between those providers and the Company.

    During the fiscal year ended December 29, 1995, HEARx derived its revenues from two primary sources: sales of hearing care products (approximately 87%, 89% and 94% of revenues for the fiscal years ended December 29, 1995, December 30, 1994, and September 30, 1993, respectively), and the provision of hearing care diagnostics related to diseases of the ear (approximately 13%, 11% and 6% of revenues for the fiscal years ended December 29, 1995, December 30, 1994, and September 30, 1993, respectively).

    HEARx was incorporated in Delaware on April 11, 1986.


Facilities and Services

    Each HEARx center is staffed or supervised by a minimum of one professionally trained, licensed and certified audiologist and at least one patient care coordinator. The majority of the Company centers are located in conveniently accessible strip shopping centers and are typically 1,500 to 2,000 square feet in size. The Company's goal is to have all centers virtually identical in interior space design, exterior markings and signage. This uniform appearance helps reinforce the consistent service and quality the Company provides to customers at all locations. Each center provides comprehensive hearing services that include:

    * A facility equipped with soundproof testing booths and state-of-the-art testing equipment that meets or exceeds all state standards.

    * A full range of diagnostic and auditory-vestibular tests that assist the physician in the treatment of patients with hearing and balance disorders. Some of these services include auditory brainstem evoked potentials, electronystagmography and immittance audiometry.

    * An aural rehabilitation program available to all patients to help them better understand their disability.

    *    A wide variety of hearing aid brands to meet the patient's needs.

    * A standardized medical reporting system for feedback to the referring physicians.


Products

    Unlike the national franchise organizations (Miracle Ear and Beltone) which sell only their own brand of hearing aid, HEARx has selected approximately six of the major worldwide manufacturers' products (Siemens, Rexton, 3M, GN Danavox, ReSound and Telex) to make available through the HEARx network in order to provide the best possible hearing care for HEARx customers.

    In addition, HEARx offers a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, and specially adapted telephones, alarm clocks, doorbells and fire alarms. These products are sold in most of the centers and through a direct mail catalog.


Customers and Marketing

    Approximately 86% of HEARx's hearing aid sales in the fiscal year ended December 29, 1995, came either as a result of physician referrals or through contracts with various institutional buyers (such as health maintenance organizations, insurance companies, unions or AARP Pharmacy Service). The Company believes that its future growth depends on its ability to inform hearing impaired consumers of the importance of professional hearing testing and the availability of quality hearing devices. The Company expects to continue to establish relationships with health organizations and physicians that promote HEARx to the hearing impaired.

    Because HEARx believes that hearing loss is a medical problem and not simply a "retail opportunity", the Company encourages all patients to see a physician prior to purchasing a hearing aid. All patients referred to HEARx from a physician receive a special discount intended to cover the cost of their medical visit. With this program, the Company believes it has established strong relationships with area physicians which represent a significant source of patient referrals. HEARx further maintains these relationships using its computerized medical reporting system to provide each referring physician a full report on each of their patient's visits to HEARx.

    HEARx's marketing plan focuses on educating both physicians and patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices in improving qualify of life for the hearing impaired. The Company works to further its image as a provider of highly professional services, quality products, and comprehensive, post-sale consumer education. In connection with its marketing program, HEARx has developed a direct consumer marketing campaign which utilizes television, radio, newspaper and magazine advertisements, direct mailings, and company-operated free seminars on hearing and hearing loss.


Physician Marketing Program

    In order to strengthen the relationship between referring physicians and HEARx, the Company signed a contract with Tufts University School of Medicine for the development of a program of Continuing Medical Education ("CME") related to hearing care and specifically directed to primary care physicians. It is anticipated that marketing of this program will begin during fiscal 1996. Physicians will receive CME credits when purchasing this program from Tufts. Tufts will receive compensation for each physician exam submitted for credit. The profits derived from the sale of this program will accrue 60% to Tufts and 40% to HEARx.


Growth Strategy

  Company-owned Centers

    The Company currently operates 44 centers located in Florida, New York, and New Jersey. It also operates three company-owned centers situated in AARP Pharmacies located in Florida, Virginia and Oregon. This represents a net increase over fiscal 1994 of twenty-two centers. Eleven of the new centers were opened in early January 1996 to fulfill the Company's contractual requirements with its new provider, Oxford Health Plans. The Company's current contracts contemplate ten additional centers in the immediate future. Over the next several years, HEARx's primary emphasis, depending on the availability of capital (see "Management's Discussion of Results of Operations and Analysis of Financial Condition -- Liquidity and Capital Resources"), will be opening additional (or selectively acquiring) Company-owned centers in these states. The Company's ultimate goal, where the population warrants, is to open "clusters" of four to six centers within a city or county in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region.

  Managed Care and Institutional Contracts

    Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of discounted hearing care products and services. HEARx believes that to implement successfully its growth strategy, contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are kept to a minimum, and relationships with local area physicians are enhanced. Critical to providing care to the members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, standardized centers will be successful in meeting the needs of the patients and their providers.

    HEARx utilizes the concept of entering into provider agreements with health insurance or managed care organizations for the furnishing of hearing aids on three different bases: (a) Fee for service with a predetermined discount (all paid for by the patient); (b) a per capita basis, which is a fixed fee per patient per month, determined by the number of patients to be served and the amount to be paid by the insurance or managed care organization (the balance is paid by the individual member); or (c) an encounter basis where the Company is paid a fixed fee by the insurance or managed care organization for each hearing aid (the balanced is paid by the individual member).


Distinguishing Features

    Integral to the success of HEARx's strategy is the strengthening of consumer's confidence in the hearing care industry and the differentiation of HEARx from typical hearing aid dispensers. To that end, the Company has established several unique programs which are highlighted below:


  Scientific Advisory Board

    HEARx has formed a Scientific Advisory Board consisting of some of the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the five members of the Scientific Advisory Board is a highly-trained professional with extensive experience in the hearing field and is affiliated with prestigious universities and institutions. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company's overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

    The current members of the Scientific Advisory Board and the area of Company operations with respect to which each consults are listed below:


  Hearing Diseases

    Harold F. Schuknecht, M.D.
    Walter Augustus Lecompte Professor of Otology and Laryngology
    Harvard Medical School

    Emeritus Chief of Otolaryngology
    Massachusetts Eye and Ear Infirmary
    Boston, Massachusetts


  Hearing Testing

    James Jerger, Ph.D.
    Professor of Audiology
    Baylor College of Medicine and The Methodist Hospital

    Director, Department of Audiology and Speech Pathology
    The Methodist Hospital
    Houston, Texas


  Hearing Aids and Devices

    Charles I. Berlin, Ph.D.
    Professor of Otorhinolaryngology & Biocommunications
    Louisiana State University

    Director, Kresge Hearing Research Laboratory of the South
    New Orleans, Louisiana


  Product and Service Quality Assurance

    Jerry L. Northern, Ph.D.
    Professor of Otolaryngology
    University of Colorado School of Medicine

    Head, Audiology Division
    University of Colorado School of Medicine
    Denver, Colorado


  Professional and Government Relations

    Derald Brackmann, M.D.
    Member
    Otologic Medical Group, Inc.

    Clinical Professor of Otolaryngology
    University of Southern California
    Los Angeles, California

    Each member presently receives compensation of $5,000 annually, payable in shares of Common Stock, as well as $1,000 in cash for attending each annual Scientific Advisory Board meeting.


  Medical Reporting and HEARx Data Link

    A computerized medical reporting system gives referring physicians the results of, and recommended action for, every patient examined at HEARx. To the Company's knowledge, no other dispenser or audiologist presently offers any referring physician similar computerized documentation. The Company believes that as hearing acuity and correction become an expected part of an individual's health profile, accurate records of past audiological test results, prescriptions and pathology should be available and accessible to those treating the patient. To address this need, the Company has developed a centralized computer data storage and retrieval system which provides information compiled from each HEARx center visit.


Competition

    The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 2,500 of these practitioners are qualified audiologists working for hospitals or physicians, 2,000 of whom are licensed audiologists in private practice, and the remaining 6,500 are hearing aid specialists (individuals who may not have any formal training or qualifications). Industry surveys estimate that approximately 5% of all outstanding hearing aids are sold in physicians' offices, 40% are dispensed by qualified audiologists in private practice and the remaining are sold by hearing aid specialists.

    Most competitors are small retailers generally focusing on the sale of hearing aids without providing comprehensive audiometric testing and other professional services. Among the larger distributors of hearing aids are:
(1) Bausch & Lomb, a hearing aid manufacturer whose distribution system is through a national network of over 1,000 franchised stores (Miracle Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a privately-owned hearing aid manufacturer that distributes its products primarily through its network of approximately 600 franchised dealers. A statistically meaningful number of these stores and dealers are located in the areas the Company serves.

    HEARx believes that these networks will not, as presently operated, continue to be competitive with the Company's centers. These networks primarily offer hearing aids only and do not provide the comprehensive diagnostic services or ancillary products offered by the Company. More importantly, they do not use the services of audiologists in the majority of their centers. However, these networks are owned by companies having far greater resources than HEARx, and there can be no assurance that one or more of these competitors will not expand and change their operations to capture the market targeted by the Company. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like.

Manufacturers

    The hearing aid manufacturing industry is highly competitive with approximately 40 manufacturers serving the worldwide market. Few manufacturers offer dramatic product differentiation, which further compounds the industry's competitive nature. The major hearing aid manufacturers include Bausch & Lomb, Beltone, Philips Electronics, Siemens, Starkey, 3M, GN Danavox and ReSound.


Regulation

  Federal

    The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination. In 1993, the State of Vermont petitioned the FDA to drop the waiver provision and mandate a physician visit. A final decision has never been generated. FDA hearings were held in Washington, D.C. in the fall of 1993 regarding changes for regulations affecting the hearing industry. New regulations were expected to be promulgated in 1995, but never took place. Although the FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 3-30 days, HEARx offers its customers up to a 60-day return policy. The extension of HEARx's normal 30-day term is given to patients provided that the purchaser participates in the HEARx Educational Learning Program (H.E.L.P.).


  State

    Most states have established formal licensing boards that certify qualified audiologists or dispensers before they may begin their practice, though some states such as Massachusetts, New York and Colorado have no certification requirements. Inspection of facilities, quality control and advertising are largely unregulated at the State level.

    The Company believes it is in material compliance with all applicable federal and state regulatory requirements.


Product and Professional Liability

    In the ordinary course of its business, HEARx may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance at a level which the Company believes to be adequate. A successful claim in excess of the policy limits of the Company's liability insurance could have a material adverse effect upon the Company. As the distributor of products manufactured by others, the Company believes it would properly have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful.

Employees

    At December 29, 1995, HEARx had approximately 134 full-time and 8 part-time employees.


Item 2.  Properties

    HEARx's corporate offices are located in 7,752 square feet of space in West Palm Beach, Florida. The lease covering such space provides for an annual rent of $65,892 with annual escalations ($69,768 in 1995). The lease is renewable yearly and expires in January 1999.

    As of December 29, 1995, the Company operated twenty-eight centers in Florida as well as one center in Virginia and another center in Oregon. All of the locations are leased for one to six year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 900 and 3,200 square feet with annual base rents ranging from approximately $8,000 to $98,000. In addition, HEARx manages one audiology facility for a physician.

    The Company believes its facilities are adequate and suitable for its current operations.


Item 3.  Legal Proceedings

    None


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                        EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth certain information as of the date hereof with respect to the Company's executive officers. They have been appointed to terms which will expire at the annual meeting of the Board of Directors held at the time of the 1996 Annual Meeting of Stockholders, or at the time their successors are duly elected and qualified:

Name and Position                                  Age  First Served as Officer
- -------------------------------------------------  ---  -----------------------

Paul A. Brown, M.D                                  58           1986
Chairman of the Board, Chief Executive Officer and Director

Stephen J. Hansbrough                               49           1993
President and Chief Operating Officer

Tommy E. Kee                                        47           1993
Vice President and Chief Financial Officer

David W. Forman                                     54           1986
Vice President - Facilities Management
& Secretary

Donna L. Taylor                                     40           1993
Vice President - Operations

    There are no family relationships among any of the executive officers and directors of the Company.

    Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. ("MetPath"), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning Glass Works in 1982. In 1984, after leaving MetPath, Dr. Brown and a small group of investors founded SCI/MED Advances Corporation, a venture capital, business development and management services company, but the company was ultimately unsuccessful in raising the $80 million in a public offering sought to commence this venture. Dr. Brown founded HEARx in 1986. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine as well as a member of the Board of Trustees, a member of the Visiting Committee of the Boston University School of Medicine and a part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

    Stephen J. Hansbrough, President and Chief Operating Officer, joined HEARx in December 1993. Mr. Hansbrough has an extensive background in the retail arena. He served as Chairman and Chief Executive Officer of Dart Drug Stores until 1988. Subsequently, he had been an independent consultant specializing in turn-around and start-up operations primarily in the retail field.

    Tommy E. Kee, Vice President and Chief Financial Officer, joined HEARx in September 1993. He holds a B.S. degree in accounting from the University of Tennessee and an M.B.A. from the University of Memphis. Prior to joining HEARx, Mr. Kee owned an international consulting business and served as Chief

Financial Officer for United Studios of America, Inc. from 1991 through 1993. From 1973 through 1991, he was Corporate Financial Director for the International Division of Holiday Inns, Inc., whereas he founded the International Finance and Accounting Department and directed the financial and accounting activities for the worldwide operations.

    David W. Forman holds a B.A. in Biology from the University of Ottawa. Prior to joining the Company in 1986, Mr. Forman served as the Vice President of Operations at SCI/MED where he directed product research, development and production. From 1970 to 1985 he was employed by MetPath in various research, development and production capacities including Director of Operations. Prior to 1970, Mr. Forman served in the United States Navy as a Medical Laboratory Technologist.

    Donna L. Taylor, Vice President - Operations, holds an M.A. in Audiology and joined HEARx in July 1987. Ms. Taylor has an extensive background in establishing and developing Audiology and Hearing Aid Dispensing programs including a private ENT practice, Washington University Medical School in St. Louis from 1983 to 1985 and as an independent contractor.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Common Stock of the Company was traded in the over-the-counter market during 1995; however, the stock is now trading on the American Stock Exchange, effective March 15, 1996, under the symbol of "EAR". For 1995, the prices were reported by the National Association of Securities Dealers, Inc., OTC Bulletin Board Service ("NASDBB") and the Common Stock traded under the symbol "HRXL".

    The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market, as reported by NASDBB for the fiscal quarters indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

                       Fiscal Quarter   Common Stock
                       --------------  --------------
                                        High    Low
                                       ------  ------
                            1994
                            ----
                       First            23/32     1/4
                       Second             3/8     1/8
                       Third              .56     1/8
                       Fourth             .71     .15

                            1995
                            ----
                       First             1.44     .50
                       Second            1.44    7/16
                       Third           1-5/32    5/16
                       Fourth         1-15/32     .82

    As of December 29, 1995, there were 742 holders of record of Common Stock. The Company estimates that included within the holders of record are approximately 3,271 beneficial owners of Common Stock.

Dividend Policy

    HEARx has never paid and does not intend to pay any dividends on the Common Stock in the foreseeable future but instead intends to retain any earnings for use in the Company's business operations.


Item 6.  Selected Financial Data

    The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages have been derived from the audited financial statements of the Company:

                                          OPERATING STATEMENT DATA
                              Year          Year      Three Months
                              Ended         Ended         Ended
                          December 29,  December 30,  December 31,           Year ended September 30,
                          ------------  ------------  ------------  ----------------------------------------
                              1995          1994          1993          1993          1992          1991
                          ------------  ------------  ------------  ------------  ------------  ------------

Net Sales                 $11,170,068   $ 4,331,148   $ 1,042,576   $ 7,335,067   $ 5,300,114   $ 4,233,428

Total costs and expenses   13,100,786     6,201,287     1,568,825    12,669,759     7,724,750     7,724,903

Loss from Continuing
  Operations               (2,213,453)   (2,105,635)     (561,517)   (5,579,446)   (2,481,083)   (3,892,483)

Loss from Discontinued
  Operations                       --            --           --       (918,720)     (202,851)     (251,251)

Net loss                   (2,213,453)   (2,105,635)     (561,517)   (6,498,166)   (2,683,934)   (4,143,734)

Loss per Common Share:
  Continuing Operations         (0.05)        (0.06)        (0.02)        (0.18)        (0.09)        (0.19)
  Discontinued Operations          --            --            --         (0.03)        (0.01)        (0.01)

Net loss per Common Share       (0.05)        (0.06)        (0.02)        (0.21)        (0.10)        (0.20)

Weighted Average Number of
  Shares of Common Stock
  Outstanding              45,164,091    36,278,205    31,031,790    30,819,790    27,606,013    20,523,083

Cash Dividends per
  Common Share                   None          None          None          None          None         None


                                             BALANCE SHEET DATA
                          December 29,  December 30,  December 31,                September 30,
                          ------------  ------------  ------------  ----------------------------------------
                              1995          1994          1993          1993          1992          1991
                          ------------  ------------  ------------  ------------  ------------  ------------

Total Assets              $ 6,450,628   $ 3,504,967   $ 2,659,794   $ 2,800,222   $ 3,288,771   $ 2,567,346

Working Capital
  (Deficit)                (1,317,179)     (623,200)   (2,560,618)   (2,936,745)      266,276      (661,146)

Long-term obligations:
  Long-term debt and
    obligations under
    capital leases, net
    of current portion      2,316,300     2,376,199     1,175,372       607,097       213,868       570,344

  Subordinated debenture -
  Principal Stockholder            --            --            --            --            --       500,000

  Mandatorily Redeemable
  Preferred Stock                  --            --            --            --            --     3,034,800

  Book Value per Share             --         (0.04)        (0.08)        (0.08)         0.04         (0.17)



Item 7. Management's Discussion of Results of Operations and Analysis of Financial Condition

    Effective December 31, 1993, the Company's fiscal year was changed from September 30 to the Friday nearest to December 31. Therefore, results are compared for the twelve months ended December 29, 1995, the twelve months ended December 30, 1994 and the twelve months ended September 30, 1993. A discussion of the results of operations and financial condition for the three months ended December 31, 1993 would not be meaningful if compared to the other periods. Accordingly, such discussion has not been included.


Year ended December 29, 1995 vs. Year ended December 30, 1994, and Year ended December 30, 1994 vs. Year ended September 30, 1993

  Results of Operations

    For the year ended December 29, 1995, the Company's revenues were $11,170,068, an increase of $6,838,920 or 158% from 1994. This increase resulted from the first year of revenue from the 18 Florida retail hearing aid centers acquired from Hearing Health Services, Inc. ("HHS"), plus revenues recognized from seven contracts with managed care companies signed in late 1994. Included in sales for the year ended December 29, 1995, are capitation revenues of $1,570,000 and approximately $2,330,000 for additional sales to members of the managed care companies. The Company has capitation contracts with certain managed care companies to provide hearing care services. Generally, these contracts provide for a set dollar discount (from $200 to $1,100) from published retail prices. As generally provided in these contracts, the recipient can receive this discount once every three years. During the three years, any additional services or products purchased and the price of the services and products provided on the first visit over the group discount are the obligation of the recipient. 1994 revenues were $4,331,148 which represented a decrease of $3,003,919 or 41% from 1993. This decrease was primarily due to the restructuring and expense reduction program completed during 1994 in which 14 unprofitable centers were closed.

    Cost of products sold for the year ended December 29, 1995 was $3,571,725, an increase of $1,980,549 or 124% from 1994. This increase was related to the increased sales volume from the 18 centers purchased in late 1994 from HHS and the increased volume generated from the seven managed care contracts. 1994 cost of products sold of $1,591,176 decreased by $1,261,189 or 44% from 1993 due to the 14 centers closed in 1994 as a result of the restructuring program. Cost of products sold as a percentage of sales was lower in 1995 compared to 1994 and 1993 mainly due to agreements with vendors in 1995 to reduce costs based on planned increases in future purchases.

    Operating expenses are comprised primarily of salaries, advertising and marketing expenses, real estate rents, and depreciation and amortization. Operating expenses totaled $9,529,061 for 1995 as compared to $4,734,622 for 1994, an increase of $4,794,439 or 101%. This increase was caused by the additional costs from the operation of the 18 centers that were purchased from HHS in late 1994. 1994 operating expenses totaled $4,734,622 as compared to $8,390,107 for 1993, a decrease of $3,655,485 or 44%. This decrease was caused by the closing of 14 centers in 1994 as well as the implementation of an expense reduction program which included the reduction of corporate overhead by the elimination of three officers' positions and numerous corporate positions.


Fourth Quarter Adjustments - Years ended December 29, 1995 and December 30, 1994 and Year ended September 30, 1993

    Fourth quarter adjustments for 1995 were an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expense of $284,201.

     There were no significant fourth quarter adjustments for the year ended December 30, 1994.

    Other than the provision of $1,427,827 for the estimated costs of closing of 14 centers and certain corporate restructuring expenses, losses in the fourth quarter of the year ended September 30, 1993 increased by $1,406,000 as a result of certain adjustments (some of which pertained to prior quarters) primarily related to correcting an intercompany account, adjusting the sales returns allowance account, adjusting various accruals and adjustments to allowance for doubtful accounts. The total closing provision and the fourth quarter adjustments contributed to an overall increase in the net loss of $2,833,287, or $.09 per share. The Company believes that the restructuring costs were necessary, in part, in response to the general downturn in the market caused by adverse national publicity affecting the industry at that time.


Discontinued Operations - Year ended September 30, 1993

    During September 1993, management formulated a plan to dispose of its Special Instrument Division so that it could concentrate its resources on its main business. This Division had a loss of $316,507 in 1993 and had assets of $498,713 at September 30, 1993. Although the Company received a note for $450,000 upon the sale of the division in January, 1994, management felt the full amount of $498,713 should be reserved. Additional costs associated with closing this division were estimated to be $103,500, resulting in a net loss of $918,720 for 1993.


Liquidity and Capital Resources

    Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public offerings of stock and warrants, and a commercial bank line of credit. During 1995, cash flow from financing activities consisted of a $1,500,000 private placement from individual investors, three institutional private placements for a total of $1,600,600, plus a short term loan from two investors for $1,100,000 and a loan of $270,000 from the principal shareholder. These funds were used to pay for the construction of 15 new centers in New York and New Jersey plus the payment of associated costs for the new point-of-sale and accounting computer systems.

    On December 29, 1995, the Company had a working capital deficiency of $1,317,179 as compared to a working capital deficiency of $623,200 on December 30, 1994 of which $1,100,000 related to a short term loan from two investors. On December 29, 1995, the Company was in compliance with all covenants in its loan agreements.

    Future sources of funds include funds generated from operations as well as the offer and sale of the Company's securities. In January 1996, the Company successfully completed a placement of 6,000 shares of 1996 Senior Preferred Stock and Common Stock purchase warrants for a total purchase price of $6,000,000, consisting of $4,900,000 in cash and the conversion of the $1,100,000 short term loan.

    During fiscal years 1995, 1994 and 1993, the Company has sustained losses. In January 1996, the Company took steps to correct its working capital deficit by completing a private placement with a total purchase price of $6,000,000 (see Footnote 3a). The Company believes it has the ability to raise additional funds, if needed, through the sales of its securities.

    Management believes that the impact of the positive working capital from this transaction coupled with the estimated revenues to be generated from the new Northeast centers (see Footnote 3b) will be sufficient to cover any foreseeable 1996 operating deficit. To further positively impact cash flow, the Company entered into a trade financing agreement to provide its diagnostic equipment needs (see Footnote 3c).

    Net cash used in operating activities was $1,486,465 for the year ended December 29, 1995, as compared to $1,936,270 and $2,917,881 for the years ended December 30, 1994 and September 30, 1993. The decrease in the net cash used in operating activities for 1994 compared to 1993 was primarily due to a decrease in net loss of $4,392,531 offset by the decrease in the accrual for restructuring cost of $2,622,991.

    Net cash used by investing activities was $1,689,455 for the year ended December 29, 1995 as compared to cash provided of $175,206 for the year ended December 30, 1994, a net decrease of $1,864,661 between the two years. The decrease was primarily related to the purchase of property and equipment in 1995 due to the expansion of new centers in the Northeast ($610,188) and the implementation of new computer and accounting systems ($872,454) for the Company. Net cash provided by investing activities was $175,206 for the year ended December 30, 1994, as compared to cash used of $1,492,840 during the year ended September 30, 1993, a net increase in cash of $1,668,046 between the two years. This increase was due primarily to fewer purchases of property and equipment in 1994 compared to 1993 and the loss from discontinued operations in 1993.

    Net cash provided by financing activities was $3,780,452 for the year ended December 29, 1995, as compared to $1,778,313 for the year ended December 30, 1994 and $4,207,283 for the year ended September 30, 1993. The increase in 1995 was related to additional private placements as well as additional loans of $1,370,000 plus the conversion of a vendor's accounts payable into debt.
Net cash provided by financing activities in 1994 was $2,428,970 less than 1993 primarily due to a decrease of $731,391 in net proceeds from borrowings, and decrease in net proceeds from issuance of capital stock of $1,772,579.

    During 1993, cash flow from financing activities was the result of 3M's exercise of its right to purchase the Senior Preferred Stock Series D and G for a total of $2,000,000, net proceeds from a private warrant offering of $748,526, and the completion in October 1992 of a public warrant offering for $256,747. The funds were used principally to acquire the new centers in 1993 and for working capital.


Item 8.  Financial Statements and Supplementary Data

                                                                           Page

Index to Financial Statements

Financial Statements:

Report of Independent Certified Public Accountants.......................    17
Consolidated Balance Sheets at December 29, 1995 (Pro Forma and Actual)
    and December 30, 1994................................................    18
Consolidated Statements of Operations for the years ended December 29,
    1995, December 30, 1994, and September 30, 1993, and three months
    ended December 31, 1993..............................................    20
Consolidated Statements of Changes in Stockholders' Equity
    (Capital Deficit) for the years ended December 29, 1995,
    December 30, 1994, and September 30, 1993, and three months ended
    December 31, 1993....................................................    21
Consolidated Statements of Cash Flows for the years ended
    December 29, 1995, December 30, 1994, and September 30, 1993,
    and three months ended December 31, 1993.............................    28
Notes to Consolidated Financial Statements...............................    32


Financial Statement Schedules:

For the years ended December 29, 1995 and December 30, 1994, three months ended December 31, 1993, and the  year ended
     September 30, 1993.................................................     51

     II  Valuation Accounts.............................................     51

Report of Independent Certified Public Accountants


Board of Directors
HEARx Ltd.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HEARx Ltd. and Subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of operations, changes in stockholders' equity, (capital deficit) and cash flows for the years ended December 29, 1995, December 30, 1994 and September 30, 1993, and the three months ended
December 31, 1993. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. and Subsidiaries at December 29, 1995, December 30, 1994, and the results of their operations and their cash flows for the periods mentioned above, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

West Palm Beach, Florida                      BDO Seidman, LLP
April 5, 1996

                                                                                                   HEARx Ltd.

                                                                                  Consolidated Balance Sheets
                                                               Pro Forma December 29, 1995, December 29, 1995
                                                                                        and December 30, 1994
- ------------------------------------------------------------------------------------------------------------
                                                                     Pro Forma
                                                                    (Note 3 (a))      1995          1994
                                                                    ------------  ------------  ------------

Assets

Current:
     Cash and cash equivalents                                       $ 5,425,539   $   933,539   $   329,007
     Accounts and notes receivable, less allowance for doubtful
       accounts of $341,234, and  $154,330                             1,227,993     1,227,993       862,868
     Receivable from private placement                                        --            --       500,000
     Inventories                                                         395,983       395,983       337,564
     Prepaid expenses                                                    529,418       529,418        43,780
                                                                    ------------  ------------  ------------
Total current assets                                                   7,578,933     3,086,933     2,073,219

Net property and equipment (Notes 4 and 5)                             2,523,882     2,523,882       975,354
Other                                                                    839,813       839,813       456,394
                                                                    ------------  ------------  ------------
                                                                     $10,942,628   $ 6,450,628   $ 3,504,967
                                                                    ============  ============  ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.
                                                                                  Consolidated Balance Sheets
                                                                                                  (Concluded)
                                                               Pro Forma December 29, 1995, December 29, 1995
                                                                                        and December 30, 1994
- ------------------------------------------------------------------------------------------------------------
                                                                      Pro Forma
                                                                     (Note 3(a))      1995          1994
                                                                    ------------  ------------  ------------

Liabilities and Stockholders' Equity (Capital Deficit):
Liabilities
Current liabilities:
     Accounts payable and accrued expenses                          $ 2,217,132   $ 2,217,132   $ 2,174,240
     Current maturities of long-term debt (Notes 4 and 5)               678,980     2,186,980       522,179
                                                                    ------------  ------------  ------------
Total current liabilities                                             2,896,112     4,404,112     2,696,419
                                                                    ------------  ------------  ------------
Long-term debt, less current maturities (Notes 4 and 5)               2,316,300     2,316,300     2,376,199
                                                                    ------------  ------------  ------------
Commitments and contingencies (Notes 4, 5, 8 and 11)

Stockholders' Equity (Capital Deficit):
Non-Redeemable Preferred Stock: (Note 6 A)
     (Aggregate liquidation preference $5,400,000)
     $1 par; authorized 2,000,000 shares, issued and outstanding
          1992, Senior A, 30,000 shares;                                 30,000        30,000        30,000
          1992, Senior B, 22,500 shares;                                 22,500        22,500        22,500
          1993, Senior D, 14,926 shares;                                 14,926        14,926        14,926
          1993, Senior G, 14,926 shares;                                 14,926        14,926        14,926
          1995, Senior E, 6,472 shares;                                   6,472         6,472            --
                                                                    ------------  ------------  ------------
                                                                         88,824        88,824        82,352

          Series C, Convertible 1992, 10,000 shares; (Note 6B)           10,000        10,000        10,000
          1994, Convertible, 5,000 shares; (Note 6D)                      5,000         5,000         5,000
          1996, Senior, 6,000 shares (Note 3(a))                          6,000            --            --
                                                                    ------------  ------------  ------------
                                                                        109,824       103,824        97,352

Common stock, (Notes 4 and 6) $.10 par; authorized 100,000,000
  shares, issued: 47,956,783, and 41,672,354 outstanding              4,795,678     4,795,678     4,167,235
Additional paid-in capital                                           29,073,016    23,079,016    20,216,109
Accumulated deficit                                                 (28,234,803)  (28,234,803)  (26,021,350)
Unamortized deferred compensation                                       (13,499)      (13,499)      (26,997)
                                                                    ------------  ------------  ------------
Total stockholders' equity, (capital deficit)                         5,730,216      (269,784)   (1,567,651)
                                                                    ------------  ------------  ------------
                                                                    $10,942,628   $ 6,450,628   $ 3,504,967
                                                                    ============  ============  ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                                                        Consolidated Statements of Operations
                                                         Years ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                                                                Three Months
                                                                                                   Ended
                                                      December 29,  December 30,  September 30, December 31,
                                                          1995          1994          1993          1993
                                                      ------------  ------------  ------------  ------------

Net Sales                                             $11,170,068   $ 4,331,148   $ 1,042,576   $ 7,335,067

Costs and expenses:
     Cost of products sold                              3,571,725     1,591,176       354,324     2,852,365
     Personnel costs                                    5,338,531     2,766,572       685,579     4,664,425
     Advertising, marketing, and selling                1,113,692       397,926        63,506       864,815
     Occupancy (Note 5)                                 1,994,174     1,096,382       298,893     1,717,849
     Depreciation and amortization                        305,593       126,735        50,471       314,520
     General and administrative                           777,071       347,007       116,052       828,498
     Restructuring charges/(credits) (Note 9)                  --      (124,511)           --     1,427,287
                                                      ------------  ------------  ------------  ------------
Total costs and expenses                               13,100,786     6,201,287     1,568,825    12,669,759
                                                      ------------  ------------  ------------  ------------
Loss from operations                                   (1,930,718)   (1,870,139)     (526,249)   (5,334,692)
                                                      ------------  ------------  ------------  ------------

Other (expense) income:
     Interest income                                        4,630         4,473           327         8,006
     Interest expense (Note 11)                          (254,124)     (223,159)      (29,939)     (234,007)
     Miscellaneous                                        (33,241)      (16,810)       (5,656)      (18,753)
                                                      ------------  ------------  ------------  ------------
                                                         (282,735)     (235,496)      (35,268)     (244,754)
                                                      ------------  ------------  ------------  ------------
Loss from continuing operations                        (2,213,453)   (2,105,635)     (561,517)   (5,579,446)
Loss from discontinued operations (Note 10)                    --            --            --      (918,720)
                                                      ------------  ------------  ------------  ------------
Net loss                                              $(2,213,453)  $(2,105,635)    $(561,517)  $(6,498,166)
                                                      ============  ============  ============  ============

Loss per Common Share:
     Continuing operations                                  $(.05)        $(.06)        $(.02)        $(.18)
     Discontinued operations                                   --            --             --        $(.03)
                                                      ------------  ------------  ------------  ------------
Net loss per common share                                   $(.05)        $(.06)        $(.02)        $(.21)
                                                      ============  ============  ============  ============

Weighted average number of shares of common
  stock outstanding                                    45,164,091    36,278,205    31,031,790    30,819,790
                                                      ============  ============  ============  ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                             Non-Redeemable
                                                            Preferred Stock               Common Stock
                                                      --------------------------  --------------------------
                                                         Shares        Amount        Shares        Amount
                                                      ------------  ------------  ------------  ------------

Balance at September 30, 1992                               62,500       $62,500   29,974,306    $2,997,431
Continued exercise of warrant offering from
  September, 1992, net of associated expenses of
  $85,593 (Note 6 F)                                            --            --      427,925        42,792
Return of Common Stock due to termination of employee           --            --      (90,000)       (9,000)
Exercise of employee stock options                              --            --        2,750           275
Executive stock bonuses                                         --            --       42,877         4,288
Cancellation of treasury shares                                 --            --      (77,000)       (7,700)
Issuance of Common Stock-consultants                            --            --        2,110           211
Issuance of Common Stock- Advisory Board                        --            --       29,760         2,976
Private warrant offering, net of associated expenses
  of $1,474 (Note 6 F)                                          --            --      937,500        93,750
Amortization of deferred compensation                           --            --           --            --
Stock option exercised by 3-M for Senior Preferred
  Stock Series D (Note 6 A (iii))                           14,926        14,926           --            --
Stock option exercised by 3-M for Senior Preferred
  Stock Series G (Note 6 A (iii))                           14,926        14,926           --            --
Net loss for the year                                           --            --           --            --
                                                      ------------  ------------  ------------  ------------
Balance at September 30, 1993                               92,352       $92,352   31,250,228    $3,125,023
                                                      ------------  ------------  ------------  ------------

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholder's Equity (Capital Deficit)
                                                                                                  (Continued)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                       Additional                                 Unamortized      Total
                                         Paid In      Accumulated    Treasury      Deferred    Stockholders'
                                         Capital        Deficit        Stock     Compensation     Equity
                                      ------------  -------------  ------------  ------------  -------------

Balance at September 30, 1992         $14,880,638   $(16,856,032)      $(1,400)     $(57,025)    $1,026,112
Continued exercise of warrant
  offering from September, 1992,
  net of associated expenses of
  $85,593 (Note 6 F)                      213,955             --            --            --        256,747
Return of Common Stock due to
  termination of employee                    (900)            --            --         9,457           (443)
Exercise of employee stock options          1,024             --            --            --          1,299
Executive stock bonuses                    30,890             --            --            --         35,178
Cancellation of treasury shares             6,300             --         1,400            --             --
Issuance of Common Stock-consultants        1,561             --            --            --          1,772
Issuance of Common Stock-
  Advisory Board                           22,024             --            --            --         25,000
Private warrant offering, net of
  associated expenses of $1,474
  (Note 6 F)                              654,776             --            --            --        748,526
Amortization of deferred compensation          --             --            --        14,485         14,485
Stock option exercised by 3-M for
  Senior Preferred Stock Series D
  (Note 6 A (iii))                        985,074             --            --            --      1,000,000
Stock option exercised by 3-M for
  Senior Preferred Stock Series G
  (Note 6 A (iii))                        985,074             --            --            --      1,000,000
Net loss for the year                          --     (6,498,166)           --            --     (6,498,166)
                                      ------------  -------------  ------------  ------------   ------------
Balance at September 30, 1993         $17,780,416   $(23,354,198)  $        --      $(33,083)   $(2,389,490)
                                      ============  =============  ============  ============   ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
                                                                                                  (Continued)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                            Non-Redeemable
                                                           Preferred Stock                Common Stock
                                                     --------------------------   --------------------------
                                                        Shares        Amount        Shares         Amount
                                                     ------------  ------------  ------------   ------------

Balance at September 30, 1993                              92,352       $92,352    31,250,228     $3,125,023
Payments from 3M towards exercise of Senior E
  Preferred Stock series (Note 6 A (iv))                       --            --            --             --
Amortization of deferred compensation                          --            --            --             --
Net loss for the period                                        --            --            --             --
                                                     ------------  ------------  ------------   ------------
Balance at December 31, 1993                               92,352       $92,352    31,250,228     $3,125,023
                                                     ============  ============  ============   ============

                                                 See accompanying notes to consolidated financial statements.

                                        Additional                                Unamortized      Total
                                         Paid In      Accumulated    Treasury      Deferred    Stockholders'
                                         Capital        Deficit        Stock     Compensation      Equity
                                      ------------  -------------  ------------  ------------  -------------

Balance at September 30, 1993          $17,780,416  $(23,354,198)  $         --     $(33,083)   $(2,389,490)
Payments from 3M towards exercise
  of Senior E Preferred Stock series
  (Note 6 A (iv))                          325,000            --             --           --        325,000
Amortization of deferred
  compensation                                  --            --             --        2,542          2,542
Net loss for the period                         --      (561,517)            --           --       (561,517)
                                      ------------  -------------  ------------  ------------  -------------
Balance at December 31, 1993           $18,105,416  $(23,915,715)  $         --     $(30,541)   $(2,623,465)
                                      ============  =============  ============  ============  =============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
                                                                                                  (Continued)
                                                        Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                            Non-Redeemable
                                                           Preferred Stock                 Common Stock
                                                     --------------------------   --------------------------
                                                        Shares        Amount        Shares         Amount
                                                     ------------  ------------  ------------   ------------

Balance at December 31, 1993                               92,352       $92,352    31,250,228     $3,125,023
Payments from 3M towards exercise of Senior E
  Preferred Stock series (Note 6 A (iv))                       --            --            --             --
Conversion of debenture debt ($700,000) plus
  accrued interest payable ($27,682) to
  Common Stock (Notes 4 and 6 D)                               --            --     3,638,414        363,841
1994 Private placements, net of associated
  expenses of $51,965, to Common Stock (Note 6 D)              --            --     6,500,000        650,000
Issuance of Common Stock-Advisory Board                        --            --        40,985          4,098
Executive stock bonuses                                        --            --        22,727          2,273
Issuance of Common Stock to officers                           --            --        70,000          7,000
Issuance of Common Stock to public relations
  company                                                      --            --       150,000         15,000
Issuance of Private Placement Convertible Preferred
  Stock during December 1994 (Note 6 E)                     2,500         2,500            --             --
Issuance of Convertible Preferred Stock for
  acquisition of centers from Hearing Health
  Services, Inc. (Note 6 E)                                 2,500         2,500            --             --
Amortization of deferred compensation                          --            --            --             --
Net loss for the year                                          --            --            --             --
                                                     ------------  ------------  ------------   ------------
Balance at December 30, 1994                               97,352       $97,352    41,672,354     $4,167,235
                                                     ============  ============  ============   ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
                                                                                                  (Continued)
                                                        Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                       Additional                                 Unamortized       Total
                                         Paid In     Accumulated     Treasury       Deferred   Stockholders'
                                         Capital       Deficit         Stock     Compensation      Equity
                                      ------------  -------------  ------------  ------------  -------------

Balance at December 31, 1993           $18,105,416  $(23,915,715)  $         --     $(30,541)   $(2,623,465)
Payments from 3M towards exercise
  of Senior E Preferred Stock series
  (Note 6 A (iv))                           75,000            --             --           --         75,000
Conversion of debenture debt
  ($700,000) plus accrued interest
  payable ($27,682) to Common Stock
  (Notes 4 and 6 D)                        363,841            --             --           --        727,682
1994 Private placements, net of
  associated expenses of $51,965, to
  Common Stock (Note 6 D)                  598,035            --             --           --      1,248,035
Issuance of Common Stock-
  Advisory Board                            20,902            --             --           --         25,000
Executive stock bonuses                      5,227            --             --           --          7,500
Issuance of Common Stock to officers        30,188            --             --      (37,188)            --
Issuance of Common Stock to public
  relations company                         22,500            --             --           --         37,500
Issuance of Private Placement
  Convertible Preferred
  Stock during December 1994 (Note 6 E)    497,500            --             --           --        500,000
Issuance of Convertible Preferred Stock
  for acquisition of centers from
  Hearing Health Services, Inc.
  (Note 6 E)                               497,500            --             --           --        500,000
Amortization of deferred compensation           --            --             --       40,732         40,732
Net loss for the year                           --    (2,105,635)            --           --     (2,105,635)
                                      ------------  -------------  ------------  ------------  -------------
Balance at December 30, 1994           $20,216,109  $(26,021,350)  $         --     $(26,997)   $(1,567,651)
                                      ============  =============  ============  ============  =============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
                                                                                                  (Concluded)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                           Non-Redeemable
                                                           Preferred Stock                 Common Stock
                                                     --------------------------   --------------------------
                                                        Shares        Amount        Shares         Amount
                                                     ------------  ------------  ------------   ------------

Balance at December 30, 1994                               97,352       $97,352    41,672,354     $4,167,235
1995 Individual private placements, net of
  associated expenses of $63,192 (Note 6C)                     --            --     2,427,184        242,718
1995 institutional private placements, net of
  associated expenses of $297,315 (Note 6C)                    --            --     2,602,572        260,257
Issuance of Common Stock - Advisory Board                      --            --        87,419          8,742
Executive stock bonuses (Note 8C)                              --            --       115,138         11,514
Exercise of employee stock options (Note 8A(iii))              --            --       278,650         27,865
Issuance of Common Stock to consultants                        --            --       373,466         37,347
Stock option exercise by Consultants (Note 8D)                 --            --       400,000         40,000
Issuance of Senior E Preferred Stock series
  (Note 6A(iv))                                             6,472         6,472            --             --
Amortization of deferred compensation                          --            --            --             --
Net loss for the year                                          --            --            --             --
                                                     ------------  ------------  ------------   ------------
Balance at December 29, 1995                              103,824      $103,824    47,956,783     $4,795,678
                                                     ============  ============  ============   ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                 Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
                                                                                                  (Concluded)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                       Additional                                Unamortized        Total
                                        Paid In      Accumulated     Treasury      Deferred    Stockholders'
                                        Capital        Deficit         Stock     Compensation      Equity
                                      ------------  -------------  ------------  ------------  -------------

Balance at December 30, 1994          $20,216,109   $(26,021,350)  $         --     $(26,997)   $(1,567,651)
1995 Individual private placements,
  net of associated expenses
  of $63,192 (Note 6C)                  1,194,090             --             --           --      1,436,808
1995 institutional private placements,
  net of associated expenses
  of $297,315 (Note 6C)                 1,172,336             --             --           --      1,432,593
Issuance of Common Stock -
  Advisory Board                           26,258             --             --           --         35,000
Executive stock bonuses (Note 8C)         115,562             --             --           --        127,076
Exercise of employee stock options
  (Note 8A(iii))                           60,233             --             --           --         88,098
Issuance of Common Stock to
  consultants                             240,900             --             --           --        278,247
Stock option exercise by Consultants
  (Note 8D)                                60,000             --             --           --        100,000
Issuance of Senior E Preferred
  Stock series (Note 6A(iv))               (6,472)            --             --           --             --
Amortization of deferred compensation          --             --             --       13,498         13,498
Net loss for the year                          --     (2,213,453)            --           --     (2,213,453)
                                      ------------  -------------  ------------  ------------  -------------
Balance at December 29, 1995          $23,079,016   $(28,234,803)  $         --     $(13,499)     $(269,784)
                                      ============  =============  ============  ============  =============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                                                        Consolidated Statements of Cash Flows

                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                                                                Three Months
                                                                                                   Ended
                                                     December 29,  December 30,   September 30, December 31,
                                                         1995          1994           1993          1993
                                                     ------------  ------------   ------------  ------------

Cash flows from operating activities:
    Net loss                                         $(2,213,453)  $(2,105,635)     $(561,517)  $(6,498,166)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Discontinued operations                               --            --             --       918,720
        Depreciation and amortization                    305,593       126,735         50,471       314,520
        Provision for losses on accounts receivable      198,298        51,247             --       293,508
        Non-cash expense to advisors/consultants/
          public relations                               222,530        62,500              --       26,772
        Non-cash expense for executive stock bonuses     127,076         7,500              --       35,178

  (Increase) decrease in (net of discontinued
    operations):
      Accounts and notes receivable                      (63,423)     (105,612)          (314)      (71,768)
      Inventories                                        (58,419)       134,818         41,198      214,538
      Prepaid expenses and other current assets         (485,638)       99,184         (8,387)       29,481
      Deferred charges and other                        (369,921)      (62,845)       (17,661)        78,952
  Increase (decrease) in:
    Accounts payable                                     733,806       696,541        207,347       187,745
    Accrued expenses                                     117,086       251,502       (285,304)       21,853
    Accrued costs for restructuring and discontinued
      operations                                              --    (1,092,205)      (438,581)    1,530,786
                                                     ------------  ------------   ------------  ------------
Net cash used in operating activities                 (1,486,465)   (1,936,270)    (1,012,748)   (2,917,881)
                                                     ------------  ------------   ------------  ------------

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                                                        Consolidated Statements of Cash Flows
                                                                                                  (Continued)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                                                                Three Months
                                                                                                   Ended
                                                     December 29,  December 30,   September 30, December 31,
                                                         1995          1994           1993          1993
                                                     ------------  ------------   ------------  ------------

Cash flows from investing activities:
    Purchase of property and equipment                (1,711,203)      (40,110)       (11,042)     (482,647)
    Proceeds from sale of property and equipment          21,748       132,568             --         1,515
    Discontinued operations                                   --        82,748         22,601      (852,708)
    Purchase of customer list                                 --             --             --     (159,000)
                                                     ------------  ------------   ------------  ------------
Net cash provided (used) by investing activities      (1,689,455)      175,206         11,559    (1,492,840)
                                                     ------------  ------------   ------------  ------------

Cash flows from financing activities:
    Short-term borrowings                              1,370,000             --            --     1,150,000
    Proceeds from issuance of:
      Long-term debt-principal stockholder                    --       500,000        175,000            --
      Long-term debt-other                                    --            --             --       515,259
      Convertible subordinated debentures - other             --       138,750        450,375        88,375
      Deposits on exercise of stock option                    --        75,000        325,000            --
      Principal payments:
        Short-term borrowings                                 --            --             --      (439,958)
      Long-term debt                                    (279,255)     (130,972)       (15,290)     (127,007)
      Forgiveness of long-term debt                     (293,843)      (52,500)            --            --
      Proceeds from issuance of capital stock,
        net of offering costs                          2,983,550     1,248,035             --     3,020,614
                                                     ------------  ------------   ------------  ------------
Net cash provided by financing activities              3,780,452     1,778,313        935,085     4,207,283
                                                     ------------  ------------   ------------  ------------

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                                                        Consolidated Statements of Cash Flows
                                                                                                  (Continued)
                                                         Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and Three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                                                                Three Months
                                                                                                   Ended
                                                     December 29,  December 30,   September 30, December 31,
                                                         1995          1994           1993          1993
                                                     ------------  ------------   ------------  ------------

Net increase (decrease) in cash and cash equivalents    $604,532        17,249        (66,104)     (203,438)
Cash and cash equivalents at beginning of period         329,007       311,758        377,862       581,300
                                                     ------------  ------------   ------------  ------------
Cash and cash equivalents at end of period              $933,539      $329,007       $311,758      $377,862
                                                     ============  ============   ============  ============

                                                 See accompanying notes to consolidated financial statements.

                                                                                                   HEARx Ltd.

                                                                        Consolidated Statements of Cash Flows
                                                                                                  (Concluded)
                                                        Years Ended December 29, 1995, December 30, 1994 and
                                                  September 30, 1993 and three Months Ended December 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                                                                Three Months
                                                                                                    Ended
                                                     December 29,  December 30,   September 30, December 31,
                                                         1995          1994           1993          1993
                                                     ------------  ------------   ------------  ------------

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $253,479     $211,490         $26,352      $173,167
                                                     ============  ============   ============  ============

Supplemental schedule of non-cash investing and financing activities:

Convertible debentures and accrued interest payable
  exchanged for Common Stock                             $     --     $727,682         $    --      $     --

Issuance of Common Stock for professional services        187,530       37,500              --         1,772

Issuance of Common Stock to Advisory Board for
  services                                                 35,000       25,000              --        25,000

Issuance of Common Stock to employees                     127,076       44,688              --        35,178

In connection with a business acquisition:

    Convertible Preferred Stock issued                         --      500,000              --            --
    Acquisition costs                                          --       61,569              --            --
    Fair value of assets acquired                              --     (492,224)             --            --
    Costs in excess of fair value of net assets
      acquired                                             55,117       69,345              --            --

Conversion of accounts payable into notes payable         808,000      721,832              --            --

Repayment of bank line of credit by principal
  shareholder/officer for a note payable                       --    1,000,000              --            --

Forgiveness of note payable by minimum required
  purchases                                               293,843           --              --            --

Issuance of Common Stock for offering costs and
  software                                                299,186           --              --            --

                                                 See accompanying notes to consolidated financial statements.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

1.  The Company

    HEARx Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized in April 1986 for the purpose of creating a nationwide chain of retail centers (HEARX Centers) to serve the needs of the hearing impaired.


    Change in fiscal year-end

    Effective December 31, 1993, the Company changed its fiscal year-end from September 30 to the Friday nearest December 31.


2.  Summary of Significant Accounting Policies

    Principles of consolidation

    The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


    Inventories

    Inventories, which consist of hearing aids, special hearing devices and related items, are priced at the lower of cost (first-in, first-out) or market.


    Property and equipment

    Property and equipment are carried at cost. Depreciation of property and equipment are recorded on a straight-line basis over the estimated useful lives of the related property. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.


    Sales return policy

    Customers purchasing hearing aids are given a specific return period, usually 30 days, if dissatisfied with the product. The Company provides an allowance in accrued liabilities for returns based on prior experience.
    The return period can be extended to 60 days if the customer attends the Company's H.E.L.P. program.


    Deferred compensation

    The value in excess of the selling price of shares of common stock granted to officers is being amortized over the vesting period of such shares.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    Warranties

    Hearing aids sold by the Company generally are covered by manufacturers' warranties.


    Capitation Revenue

    The Company has capitation contracts with certain health care organizations under which the Company is paid an amount, per enrollee of the health maintenance organization, to provide a once every three years discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue.

    Revenue under capitation contracts is recorded based on estimates of utilization adjusted for actual utilization by the member populations of the health care organizations with whom the Company has contracted to provide hearing-care services.


    Income Taxes

    Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities.


    Net loss per share of common stock

    Net loss per share of common stock was computed using the weighted average number of shares outstanding during the year.

    Convertible preferred stock, convertible subordinated debentures, stock options and stock warrants are excluded from the computation of earnings per share because the effect of their inclusion would be antidilutive.


    Consolidated statements of cash flows

    For purposes of the Statement of Cash Flows, temporary cash investments which have a maturity of ninety days or less are considered cash equivalents.


    Reclassifications

    Certain amounts in the 1994 financial statements have been reclassified in order to conform to the 1995 presentation.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  Liquidity, Subsequent Events and Pro Forma Adjustment

    The Company has sustained losses of $2,213,453, $2,105,635 and $6,498,166 for the years ended December 29, 1995, December 30, 1994 and September 30, 1993. At December 29, 1995 the Company has a working capital deficit of $1,317,179. In order to enable the Company to continue operations Management has taken certain actions including the raising of additional capital (see (a)) the signing of a contract with a health care provider in the Northeast (see (b)), and as more fully described in (c) the Company obtained financing from a vendor for the diagnostic equipment in the new centers. Management believes that the actions taken as outlined in 3(a), 3(b) and 3(c) will be sufficient to fund any foreseeable 1996 operating deficit.

    (a) On January 29, 1996, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock and 10,909,090 Common Stock purchase warrants in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. The warrants are exercisable over five years at a price of $.55 per share. The 1996 Senior Preferred Stock may be redeemed by the Company for $6 million at any time. If not redeemed within four years, the investors will be entitled to exercise, for a one year period, warrants to purchase an additional 4,000,000 shares of Common Stock at an exercise price of $.55 per share. Under the terms of the 1996 Senior Preferred Stock, the investors generally have the right to approve future debt or equity offerings by the Company. In connection with the private placement, the Company issued warrants to purchase 2,250,000 shares of Common Stock at a price of $.63 per share to an investment banker as a placement fee. Additionally, the agreement provides that the Company will effect a 15 for 1 reverse stock split. Such stock split would require approval of the Board of Directors and the stockholders.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    The pro forma adjustments, to give effect to the issuance of the 6,000 shares of 1996 Senior Preferred Stock for consideration of the $4.9 million and the conversion of the $1.1 million note payable, as if it had occurred on December 29, 1995 are as follows:

    ---------------------------------------------------------------------------
    Assets
         Net increase in cash                                      $ 4,492,000
    ---------------------------------------------------------------------------

    Liabilities
         Decrease in current maturities of long-term debt:
         Investors note payable                                      1,100,000
         Note payable to principal stockholder/officer                 100,000
         Note payable to vendor                                        308,000
    ---------------------------------------------------------------------------
                                                                     1,508,000
    ---------------------------------------------------------------------------

    Stockholders' Equity
         Increase in 1996 Senior Preferred Stock                        (6,000)
         Increase in additional paid-in-capital                     (5,994,000)
    ---------------------------------------------------------------------------
                                                                    (6,000,000)
    ---------------------------------------------------------------------------
                                                                   $         --
    ===========================================================================

    (b) During January and February, 1996, the Company opened 13 in a projected series of 25-30 new HEARx Centers in the New York and New Jersey area to provide hearing care to members of Oxford Health Plans and Select Providers, Inc. Management estimates this contract will generate $4.25 million in annual revenues in each of the next three years; however, it can be cancelled with ninety days notice by either party at any time.

    (c) On March 5, 1996, the Company completed a $2.5 million trade financing agreement with a vendor whereby the vendor will provide financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. A percentage of all hearing aid purchases by the Company from the supplier will be applied to repayment of financed amounts under the financing agreement.

    (d) On January 29, 1996, the principal stockholder/officer converted his Series C Preferred Stock to 1,040,000 shares of Common Stock. In exchange for his waiver to receive payment of cumulative dividends due for the Series C Preferred Stock, the Company issued a promissory note in the amount of $214,666. For so long as shares of 1996 Senior Preferred Stock of the Company are outstanding, without the approval of the holders of a majority of the outstanding shares of 1996 Senior Preferred Stock, the principal of this promissory note shall not be payable. An additional promissory note was issued to the principal stockholder/officer for $233,000 during January, 1996, representing $170,000 from 1995 short term advances plus accrued interest payable from previous years of $63,007. The

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    note payable is due in three years and bears interest at 3 percent above prime.

    (e) On March 15, 1996, the Company's Common Stock was listed on the American Stock Exchange under the symbol of "EAR".

    (f) In January, 1996, the Company entered into an agreement to acquire the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. for $150,000, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable bears interest at 5-1/2 percent and is payable in five annual installments of $50,000 beginning January 22, 1997.

    (g)  For additional subsequent events see notes 4, 6A and 6E.


4.  Debt

    Long-term debt consists of the following:

    ---------------------------------------------------------------------------
                                                     December 29,  December 30,
                                                         1995         1994
                                                     ------------  ------------

    Note payable to principal stockholder,
       due April 1, 1997 bearing interest at
       prime plus 3% (11.75% at December 29,
       1995)                                           $1,675,000    $1,675,000
    7% notes payable, to investors, due
       December 11, 1996 (see below)                    1,100,000            --
    Note payable to supplier, due
       January 31, 1999, interest at 12%,
       beginning 1996 (see below)                         808,000            --
    Note payable to supplier, collateralized
       by equipment, due December 31, 1996.
       No interest rate requirements provided
       purchase requirements are met. (Interest
       imputed at 6%).                                    460,517       903,910
    Short term advances from principal stockholder
       (see below)                                        270,000            --
    Other notes payable                                   146,313       248,074
    Note payable, collateralized by certain
       equipment, due February 1, 1997.
       Interest rate of 7.25% at December 29, 1995.        43,450        71,394
                                                     ------------  ------------
                                                        4,503,280     2,898,378
    Less current portion                                2,186,980       522,179
                                                     ------------  ------------
                                                       $2,316,300    $2,376,199
                                                     ============  ============
    ---------------------------------------------------------------------------

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    The approximate annual maturities of long-term debt for the years after December 29, 1995 are as follows:

    1996                                                             $2,187,000
    1997                                                              1,831,000
    1998                                                                302,000
    1999                                                                152,000
    Thereafter                                                           31,000


    During December, 1995, two individuals loaned the Company $1,000,000 and $100,000 represented by short term notes payable. These notes payable were converted to preferred stock during January, 1996, in connection with the Company's private placement of $6 million of 1996 Senior Preferred Stock (see note 3 (a)).

    On May 1, 1995, the Company reached an agreement with Minnesota Mining and Manufacturing Company ("3M") to convert $808,000 of accounts payable into long-term debt. This agreement provides for conversion of a portion of this long-term debt into equity upon the Company reaching certain product sales goals. The Company paid $308,000 in January 1996.

    During 1995, the principal stockholder/officer advanced $270,000 to the Company. In January, 1996, $100,000 was repaid, and $170,000 of the advances were converted into a note payable bearing interest at prime plus 3%.

    During 1994, Convertible Subordinated Debentures ("Debentures") of $700,000, (including $538,750 outstanding at December 31, 1993, and an additional $161,250 issued during 1994, plus accrued interest payable of $27,682) were converted into 3,638,414 shares of Common Stock and warrants for the purchase of 1,050,000 shares of Common Stock at $1.00 per share until January 1, 2000 and $2.00 per share until January 1, 2004.

    During 1994, the principal stockholder loaned the Company $1.5 million and converted two other loans ($125,000 and $50,000) into a $1,675,000 note payable. $1.0 million of the proceeds were used to pay a bank line of credit. The remaining $500,000 was used for working capital purposes.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

5.  Property and Equipment and Leases

    Property and equipment consist of the following:

                                                     December 29,  December 30,
                                                         1995          1994
                                                     ------------  ------------

    Equipment, furniture and fixtures                  $2,357,101    $1,975,857
    Leasehold improvements                                729,144       779,347
    Computer systems                                      872,454            --
    Leasehold improvements in progress                    436,673            --
                                                     ------------  ------------
                                                        4,395,372     2,755,204
    Less accumulated depreciation                       1,871,490     1,779,850
                                                     ------------  ------------
    Net property and equipment                         $2,523,882    $  975,354
                                                     ============  ============

    Remaining commitments under contracts in progress related to the northeast expansion (see Note 3(b)) totals $803,000.

    Approximate future minimum rental commitments under operating leases are as follows:

    Years following December 29, 1995
    ---------------------------------------------------------------------------

    1996                                                             $1,314,000
    1997                                                                941,000
    1998                                                                801,000
    1999                                                                651,000
    2000                                                                605,000
    Thereafter                                                        2,016,000
                                                                   ------------
    Total minimum lease payments                                     $6,328,000
                                                                   ============

    Equipment and building rent expense for the years ended December 29, 1995, December 30, 1994 and September 30, 1993 and three months ended
    December 31, 1993 was approximately:

                               December                  September
             ----------------------------------------  ------------
                 1995          1994          1993          1993
             ------------  ------------  ------------  ------------

             $1,267,000    $  930,000    $  296,000    $1,151,000
             ============  ============  ============  ============

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

6.  Capital Deficit

    A.   Senior Preferred Stock

         The shares of Senior Preferred Stock have 100 votes per share and, unless otherwise required by Delaware law, vote with the holders of other shares of Common Stock as one class. The shares of Senior Preferred Stock have no right to dividends except pari passu with the Common Stock based on the number of shares of Common Stock into which they are then convertible when, as and if a dividend is declared by the Board of Directors. The Senior Preferred Stock is senior to the Common Stock and the Series C Preferred Stock and is pari passu with the 1994 Convertible Preferred Stock and the 1996 Senior Preferred Stock (discussed below).

         Each share of Senior Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock. The shares of Senior Preferred Stock are automatically converted into shares of Common Stock upon the listing of the shares of Common Stock on the American or New York Stock Exchange. Upon the Company's listing on the American Stock Exchange on March 15, 1996, all shares of the Senior Preferred Stock automatically converted into shares of Common Stock, (see Note 3(e)).

         (i)     Senior Series A and Senior Series B

                 Pursuant to an October 31, 1991 agreement with 3M, the Company agreed not to seek capital from any person, other than financial investors or through a public offering, as opposed to persons having an interest in the hearing aid industry, without 3M's prior written approval. The principal stockholder/officer has agreed not to sell for five years any shares of Common Stock beneficially owned by himself or securities convertible into or exchangeable for Common Stock. He agreed to give 3M (a) a right of first refusal to purchase all or any portion of such shares or securities and (b) the right to approve any potential purchaser, which approval is not to be withheld unreasonably. The principal stockholder/officer's agreement does not apply to the sale in the open market or gift of up to five percent of his security holdings (on a fully converted basis).

                 Simultaneously with the execution of the Stock Purchase Agree-ment, 3M and the Company entered into a new arrangement in which 3M appointed the Company as 3M's exclusive distributor (with the exception of existing distributorships) for programmable hearing aids for a five year period ending December 31, 1997 with an option for 3M to renew for an additional five years. During 1995, this arrangement was modified in that the Company will no longer be the exclusive distributor of 3M products.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

         (ii)    Transactions as to the Senior Series C are as follows:

                 In February 1991, the Company and 3M entered into an arrange-ment pursuant to which, among other things, the Company marketed 3M's "Memory Mate"[Trademark] brand hearing aids and certain other 3M hearing related products (on a non-exclusive basis). 3M furnished one of its "Master-Fit"[Trademark] hearing aid fitting systems in each of the Company's retail locations (valued at $50,000), and 3M paid the Company a test marketing fee of $300,000. In connection with these transactions, 3M was granted the right, in exchange for transfer of title to the fitting systems and agreement to forego repayment of the funds advanced as a test marketing fee, to acquire for a nominal consideration, 11,000 shares of Senior Series C. This has not been exercised by 3M.

         (iii)   Transactions as to the Senior Series D and G are as follows:

                 On June 28, 1993, 3M exercised its right to acquire 14,926 shares of Senior Preferred Stock, Series D, par value $1.00 per share ("Senior Series D") for $1,000,000 and to acquire 14,926 shares of Senior Preferred Stock, Series G, par value $1.00 per share ("Senior Series G") for $1,000,000.

         (iv)    Transactions as to Senior Series E are as follows:

                 During 1993 and 1994, 3M paid $400,000 as a partial payment towards the exercise of Senior Preferred Stock, Series E, par value $1.00 per share ("Senior Series E"). On May 1, 1995, the Company and 3M agreed to and the Company did issue 6,472 shares of Senior Series E Stock in consideration for the $400,000.

    B.   Series C Preferred Stock

         The Series C Preferred Stock bears cumulative dividends at the rate of $5.60 per share per annum, payable quarterly, commencing June 30 1992, and is junior to the Senior Series Preferred Stock discussed above and the 1994 Convertible Preferred stock discussed below; it is senior to the Common Stock in the event of the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock has 104 votes per share (1,040,000 votes total) and, except as otherwise required by Delaware law, votes with the holders of shares of Common Stock as one class. The Series C Preferred Stock may be redeemed at the sole option of the Company at a redemption price of $70 per share. During January, 1996, the Series C Preferred Stock was converted into 1,040,000 shares of Common Stock, and the cumulative dividends of $214,666 were converted into a promissory note.

    C.   1995 Placements

         During 1995, the Company completed a private placement of Common Stock for $1,500,000 from individual investors for a total of 2,427,184 shares of Common Stock with associated costs of $63,192.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

         The Company also completed three Regulation S offerings totaling $1,600,600. Costs related to the offerings were $297,315. A total of 2,602,572 shares of Common Stock was issued in the transactions. The stock purchase agreement provides the investors warrants exercisable monthly through October 1996, The warrants allow the investors the right to purchase additional shares (based on a pre-set formula) at $.10 per share should the market price fall below $.85 per share.

    D.   1994 Common Stock Offerings

         $700,000 of subordinated debentures plus $27,682 in accrued interest payable were converted into 3,638,414 shares of Common Stock (see
         Note 4).

         $800,000 was received in a private placement of 4,000,000 shares of Common Stock and warrants to purchase 1,200,000 shares of Common Stock at $1.00 per share until January 1, 2000 and $2.00 per share until January 1, 2004 (see Note 6 F).

         The Company received $500,000 in a private placement through the sale of 2,500,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock at $1.00 per share until January 1, 2000 and at $2.00 per share until January 1, 2004.

    E.   1994 Convertible Preferred Stock

         In connection with the acquisition described in Note 7, Hearing Health Services, Inc. ("HHS") was issued 2,500 shares of the Company's 1994 Convertible Preferred Stock, par value $1.00 per share. The 1994 Convertible Preferred Stock has 1,000 votes per share (2,500,000 votes total) and also has voting rights and powers equal to the voting rights and powers of the Common Stock. Each share is convertible at any time at the option of the holder. In connection with this business transaction, HHS also received warrants to purchase 2,500,000 shares of Common Stock at a price of $.25 per share with standard anti-dilution rights. These warrants were exercised on January 29, 1996, in a cashless exercise resulting in the issuance to HHS of 2,250,000 shares of Common Stock. On March 8, 1996, HHS converted all of its 1994 Convertible Preferred Stock into 2,500,000 shares of Common Stock.

         On December 30, 1994, the Company and three limited partnerships affiliated with HHS (collectively the "Investors") entered into a stock purchase agreement pursuant to which the Investors purchased 2,500 shares of 1994 Convertible Preferred Stock, par value $1.00 per share at a total cash purchase price of $500,000 ($200 per share), paid on January 4, 1995. These shares have the same rights, privileges, and conversion features as the above mentioned shares of 1994 Convertible Preferred Stock. On March 8, 1996, the Investors converted all their 1994 Convertible Preferred stock into 2,500,000 shares of Common Stock.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    F.   Warrants

         As discussed in Note 4, during 1994, the Company converted $700,000 of subordinated convertible debentures into 3,638,414 shares of Common Stock and 1,050,000 warrants to purchase the same number of shares of Common Stock at a price of $1.00 per share until January 1, 2000 and $2.00 per share until January 1, 2004. In connection with private placements, an additional 1,950,000 warrants were issued. In connection with the debenture conversions and the private placements, a combined 3,000,000 warrants were issued. The exercise price is $1.00 per share until January 1, 2000 and $2.00 per share until January 1, 2004. Each warrant may be called for redemption at a price of $.01 if the average of the closing prices of the Common Stock for a 60 calendar day period preceding the next date of call for redemption, is twice the then applicable exercise price.

         As noted in (E) above, 2,500,000 warrants to purchase Common Stock were issued to HHS. These warrants were exercised in early 1996.

         On January 22, 1993, the Company offered to the owners of the 1,106,250 warrants acquired in the Company's 1989 and 1991 private placements, the opportunity to exercise those warrants at a reduced price of $.80 per share and, simultaneously, to receive a new ten year, non-callable warrant to purchase an equal number of shares for $1.25 per share. During February and March 1993, 937,500 warrants were exercised for proceeds of $750,000. Costs associated with this offer were $1,474.

         The aggregate number of shares reserved for issuance upon the exercise of warrants is 8,191,250 as of December 29, 1995. Exercise prices range from $.01 to $2.00, and are exercisable as follows:

                                                    Expiration
                 Number of           ------------------------------------------
            Warrants Outstanding             Date                   Price
         --------------------------  --------------------  --------------------

                  100,000            June 1996                       1.00
                  100,000            December 1996                   1.00
                1,100,000            February, 1998                   .01
                  118,750            September 1998                  2.00
                  240,000            June 1999                        .50
                   45,000            June 1999                        .67
                   20,000            September 1999                  1.50
                   30,000            December 1999                   1.50
                  937,500            January 2003                    1.25
                2,250,000            January 2004                    2.00
                  750,000            January 2004                    2.00
                2,500,000            December 2004                    .25
          ---------------------------------------------------------------------
                8,191,250
          =====================================================================

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

7.  Business Acquisition

    On December 30, 1994, the Company entered into a purchase agreement to acquire certain assets and assume certain liabilities of 18 Florida retail hearing aid centers from HHS for consideration consisting of 2,500 shares of 1994 Convertible Preferred Stock (conversion ratio of 1 preferred share to 1,000 common) valued at $200 per share ($500,000). In addition the Company incurred $116,686 of acquisition costs. The estimated fair value of the net assets acquired was $492,224, resulting in cost in excess of fair value of net assets acquired of $124,462. This amount is amortized over 15 years using the straight-line method. The acquisition was accounted for under the purchase method of accounting. Since the purchase occurred on December 30, 1994, the results of operations of the acquired centers are not included in the Company's operations for 1994. The following represents pro forma results of operations for the years ended December 30, 1994 and September 30, 1993, as if the acquisition had occurred at the beginning of those periods:

                                                     December 30, September 30,
                                                         1994          1993
                                                     ------------  ------------

    Net sales                                        $ 7,742,000   $11,065,000
    Loss from operations                              (2,957,000)   (5,509,000)
    Loss from continuing operations                   (3,243,000)   (5,754,000)
                                                     ============  ============
    Loss from continuing operations per Common Share       $(.08)        $(.17)
                                                     ============  ============


8.  Stock Option Plans

    A.   Employee Stock Option Plans

         (i) Under the Company's 1987 plan, the Company's Board of Directors, or a committee thereof, is authorized to grant options to purchase up to an aggregate of 2,500,000 shares of the Company's Common Stock. Officers and other key employees of the Company, other than the principal stockholder and individuals who hold ten percent or more of the Company's Common Stock, are eligible to receive either incentive stock options or non-incentive stock options. The option price for non-incentive stock options may be any price determined by the Board of Directors or the Committee. The option price for incentive stock options may not be less than the fair market value of the shares at the time the option is granted.

         (ii) In June 1995, the Company's stockholders approved the adoption of the HEARx Ltd. 1995 Flexible Stock Plan ("Flexible Stock Plan"), pursuant to which a committee of the Board of Directors (whose members shall not receive awards under the 1995 Flexible Stock Plan or any other discretionary grant plans of the Company) may make awards to eligible participants in the form of stock options, stock appreciation rights,

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

                 restricted stock, performance shares and other stock-based awards. The number of shares of Common Stock which may be issued in connection with awards under the 1995 Flexible Stock Plan may not exceed 2,500,000, plus an automatic annual increase of ten percent of the number of shares subject to the Plan as of the prior year.

         (iii) As of December 29, 1995, 122 employees of the Company held options under the Stock Option Plans permitting them to purchase 3,252,950 shares of Common Stock at prices ranging from $.20 to $1.35 per share. Options are exercisable for a period of nine years commencing one year following the date of grant and are exercisable in cumulative annual installments of 25 percent per year.

    The following table sets forth the option activity for the years ended December 29, 1995, December 30, 1994 and September 30, 1993 and three months ended December 31, 1993.

                  Beginning                                        Ending
                  Options                                          Options
    Annual        Issued and                                       Issued and
    Activity      Outstanding    Granted  Exercised    Terminated  Outstanding
    ------------  -----------  ---------  ---------  ------------  -----------

    1993          1,003,800      402,300    (2,750)     (126,450)   1,276,900
    Oct-Dec 1993  1,276,900      576,000        --       (61,100)   1,791,800
    1994          1,791,800    1,619,850        --    (1,021,150)   2,390,500
    1995          2,390,500    1,391,600  (278,650)     (250,500)   3,252,950

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

                                            Number of Options
                         ------------------------------------------------------
                                         December                   September
       Exercise Price        1995          1994          1993          1993
    -------------------  ------------  ------------  ------------  ------------
                $ .200       815,050     1,012,450            --            --
                  .340        24,800            --            --            --
                  .375        37,800        48,800        72,900        79,900
                  .406        87,000       176,000            --            --
                  .438            --            --       100,000       100,000
                  .470         4,300        13,050        92,050       103,050
                  .500        16,500        16,500        21,450        25,575
                  .531       378,700       445,400       576,000            --
                  .540       197,600       351,300            --            --
                  .625        12,000        12,000        16,000        20,000
                  .688       180,800       181,300       442,300       443,675
                  .700         1,000         4,000        24,000        24,000
                  .750         6,300         7,100            --            --
                  .781        17,400        34,200       106,100       112,100
                  .810        52,200        57,500       250,400       264,200
                  .835       111,600            --            --            --
                  .865       212,000            --            --            --
                  .875        25,900        26,900        86,600       100,400
                 1.210     1,024,800            --            --            --
                 1.250        34,400            --            --            --
                 1.310         8,800            --            --            --
                 1.350         4,000         4,000         4,000         4,000
                        ------------  ------------  ------------  ------------
                           3,252,950     2,390,500     1,791,800     1,276,900
                        ============  ============  ============  ============

    The options are exercisable as follows:

    Years following December 29, 1995
    ---------------------------------------------------------------------------

    1996                                                                572,211
    1997                                                                851,563
    1998                                                                804,638
    1999                                                                676,638
    2000                                                                347,900
    ---------------------------------------------------------------------------
                                                                      3,252,950
    ===========================================================================


    B.   Non-employee Director Plan

         In April 1993, the stockholders of the Company approved the adoption of the HEARx Ltd. Non-Qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors in the Company by granting non-qualified stock options that will promote long-term stockholder value. Grants under the Directors Plan may not

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

         exceed 500,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003.

         Each year, upon election to the Board, each non-employee director shall be granted a 10-year non-qualified stock option ("Option") to acquire 15,000 shares of Common Stock. The exercise price shall be 100 percent of the fair market value of the shares as of the close of business on the business day immediately prior to the date on which the Option is granted. As of December 29, 1995, three non-employee directors hold options under the plan allowing them to purchase the following shares: 90,000 at $.6875; 45,000 shares at $.78125; 45,000 shares at $.34; and 45,000 shares at $1.25.

    C.   Stock Bonus Plan

         The Board of Directors has adopted a Stock Bonus Plan ("Bonus Plan"). It is the purpose of the Bonus Plan to create an incentive for senior management personnel to work to the very best of their abilities for the achievement of the Company's strategic objectives. To accomplish this purpose, the Board of Directors intends to award shares of Common Stock to eligible employees.

         The Bonus Plan is administered by the Board of Directors.
         Participants in the Bonus Plan must be key executives of the Company or its subsidiaries who are determined by the Board of Directors to be important to the success of the Company. Members of the Board of Directors are not eligible to participate so long as the Board is administering the Bonus Plan. There are approximately nine persons eligible to participate in the Plan.

         The aggregate number of shares of Common Stock which may be issued under the Bonus Plan may not exceed 500,000. A total of 115,138 and 22,727 shares were issued under this plan during the years ended December 29, 1995 and December 30, 1994, respectively.

    D.   Other

         On July 11, 1995, the Company granted options expiring ten years from date of grant to a consultant to purchase 700,000 shares of Common Stock at $1.00 a share. 58,333 optioned shares vested immediately, with the remaining shares to vest at a rate of 58,333 shares per month beginning August 1, 1995. None of these options have been exercised.

         On July 1, 1994, the Company granted an option to the same consultant to purchase 600,000 shares at $.25 a share. These options vest at the rate of 50,000 shares per month beginning October 1, 1994. The consultant exercised 400,000 options in 1995 and 150,000 options in 1994. The remaining 50,000 options expire July 1, 1997.

         On July 11, 1995, the Company granted an option to purchase 144,000 shares of Common Stock to an individual in exchange for consulting services to be rendered over a period to three years, beginning July 11, 1995. The option price is $1.00 per share, and the shares

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

         vest at the rate of 4,000 shares per month beginning August 1, 1995. None of these options have been exercised.

         On January 15, 1993, the Board of Directors granted the principal stockholder/officer a ten year option in lieu of salary to acquire 100,000 shares of Common Stock at $2.00 per share.


9.  Restructuring Charges

    During the year ended September 30, 1993, the Company began formalizing a restructuring program designed to reduce costs, improve operating efficiencies and increase stockholder value. The program included the closings of selected locations and the elimination of certain corporate departments. The estimated restructuring cost of $1,427,287 included the costs of abandoning leased locations and severance pay. This amount is shown as a separate line item in the accompanying Statement of Operations. This restructuring program was completed during 1994 resulting in an increase in income of $124,511 for the remaining unused accrual.


10. Discontinued Operations

    The table below reflects the components of the loss from discontinued operations for the year ended September 30, 1993:

    ---------------------------------------------------------------------------
    Loss from operations                                             $(316,507)
    Estimated loss on disposal                                        (602,213)
    ---------------------------------------------------------------------------
    Total loss from discontinued operations                          $(918,720)
    ===========================================================================

    Revenues applicable to the discontinued operations prior to the date of discontinuance were $604,226 in 1993.


11. Related Party Transactions

    In addition to the related party transactions described in Notes 4 and 6, the following related party transactions occurred during 1995, 1994, and 1993:

         Working capital funds were provided during fiscal 1995, 1994 and 1993 through periodic loans from the principal stockholder/officer. Interest expense related to the principal stockholder/officer was $198,181 for the year ended December 29, 1995, $120,139 for the year ended December 30, 1994, $2,380 for the three months ended December 31, 1993, and $113,511 for the year ended September 30, 1993. As of December 30, 1995, accrued interest of $81,931 is due on these loans.

         During each of the years 1995, 1994 and 1993, the principal stockholder/officer received no cash compensation for services rendered to the Company. Under the terms of an agreement with the

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

         Company, the principal stockholder/officer has elected to waive his right to annual cash compensation of $100,000 until the Company has experienced two successive quarters of profitability. In 1993, in lieu of cash compensation, the principal stockholder/officer received options to purchase 100,000 shares at an exercise price of $2.00 per share. Such options have a term of 10 years. As the exercise price was in excess of fair market value, there was no charge to earnings. No options were granted to the principal stockholder/officer in 1994 or 1995.


12. Income Taxes

    The Company and its subsidiaries file a consolidated income tax return. It has accounted for certain items (principally depreciation and deferred compensation) for financial reporting purposes in periods different from those for tax reporting purposes.

    Deferred tax assets are comprised of the following:

    December                                             1995          1994
    -----------------------------------------------  ------------  ------------

    Depreciation                                     $    54,000   $    63,000
    Allowance for doubtful accounts                      163,000        88,000
    Net operating loss carryforward                    9,658,000     8,979,000
                                                     ------------  ------------
                                                       9,875,000     9,130,000
    Less valuation allowance                          (9,875,000)   (9,130,000)
                                                     ------------  ------------
    Net deferred tax asset                           $        --   $        --
                                                     ============  ============

    At December 29, 1995, the Company had net operating loss carryforwards of approximately $25.7 million for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Any future significant changes in the ownership of the Company or its subsidiaries may limit the annual utilization of the tax net operating loss carryforwards.


13. Significant Fourth Quarter Adjustments

    Fourth quarter adjustments for 1995 were an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expense of $284,201.

    There were no significant fourth quarter adjustments for fiscal 1994.

    In the fourth quarter of fiscal 1993, the Company made certain adjustments (certain of which pertained to prior quarters) primarily related to correcting an intercompany account, adjusting the sales returns allowance account and adjusting various accruals, which had the effect of increasing the net loss $1,406,230 or $.05 a share. Additionally, a provision of

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    $1,427,827 was recorded for the estimated costs of closing fourteen (14) centers and the elimination of certain corporate departments (see Note 9). Further, discontinued operations recorded in the fourth quarter include its reserve for its note receivable of $450,000 along with a reserve for disposition of $103,500 (see Note 10).


14. Fair Value of Financial Instruments

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 107 which requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and, thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

    SFAS No. 107 excludes certain financial instruments from its disclosure requirements, such as leases. In addition, disclosure of fair value estimates are not required for nonfinancial assets and liabilities, such as fixed assets, intangibles and anticipated future business. As a result, the following fair values are not comprehensive and therefore do not reflect the underlying value of the Company.

    The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

    Cash and Cash Equivalents - the carrying amounts reported in the balance sheet approximate those assets' fair value.

    Accounts Receivable - the carrying amounts reported in the balance sheet approximate those assets' fair value.

    Accounts Payable, Accrued Expenses and Notes Payable - the carrying amounts reported in the balance sheet approximate those liabilities' fair value.

                                                                     HEARx Ltd.

                                     Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------

    The approximate carrying amounts and estimated fair values of the Company's financial instruments at December 29, 1995 are as follows:

                                                             (In Thousands)
                                                     --------------------------
                                                       Carrying         Fair
                                                        Amount         Value
                                                     ------------  ------------
    Financial Assets:
       Cash and cash equivalents                       $  933,539    $  933,539
       Accounts receivable                              1,227,993     1,227,993


    Financial Liabilities:
       Accounts payable and accrued expenses            2,217,132     2,217,132
       Notes payable                                    4,503,280     4,503,280


15. Recent Accounting Pronouncements

    SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

    SFAS No. 123 "Accounting for Stock-Based Compensation" establishes financial accounting and reporting for stock-based employee compensation plans. This statement was issued by the FASB during October 1995 and is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not yet determined the impact of this statement.

                                                                                                   HEARx Ltd.

                                                                                           Valuation Accounts

                                                                                                  Schedule II
- ------------------------------------------------------------------------------------------------------------
                                             Balance at                                         Balance at
                                             Beginning                                              End
                                             of Period        Additions        Deductions        of Period
                                          ---------------  ---------------  ---------------  ---------------

December 29, 1995:
  Allowance for doubtful accounts                $154,330    $436,971 <F1>  $(250,067) <F4>         $341,234
                                          ===============  ===============  ===============  ===============

December 30, 1994:
  Allowance for doubtful accounts                $255,755    $180,071 <F2>  $(281,496) <F4>         $154,330
  Allowance for obsolete inventories                   --          --              --                     --
                                          ---------------  ---------------  ---------------  ---------------
                                                 $255,755     180,071        (281,496)               154,330
                                          ===============  ===============  ===============  ===============

December 31, 1993:
  Allowance for doubtful accounts                $306,478    $     --        $(50,723) <F4>         $255,755
  Allowance for obsolete inventories                   --          --              --                     --
                                          ---------------  ---------------  ---------------  ---------------
                                                 $306,478    $     --        $(50,723)              $255,755
                                          ===============  ===============  ===============  ===============

September 30, 1993:
  Allowance for doubtful accounts                $190,158    $293,508 <F3>  $(177,188) <F4>         $306,478
  Allowance for obsolete inventories               67,972          --         (67,972) <F4>               --
                                          ---------------  ---------------  ---------------  ---------------
                                                 $258,130    $293,508       $(245,160)              $306,478
                                          ===============  ===============  ===============  ===============

<F1> Charged to costs and expense $198,298, transfer from long term notes receivable allowance $238,673.
<F2> Charged to costs and expense $51,247, transfer from long term note receivable allowance for $128,824.
<F3> Charged to costs and expense.
<F4> Write off to reserve.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.     Directors and Executive Officers

    The information required by this Item for directors is set forth in the Company's 1996 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

    The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company."


Item 11.     Executive Compensation

    The information required by this Item is set forth in the Company's 1996 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is set forth in the Company's 1996 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 13.     Certain Relationships and Related Transactions

    The information required by this Item is set forth in the Company's 1996 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1)  The following financial statements are filed as part of this report:

         (i) Consolidated Balance Sheets as of December 29, 1995 and December 30, 1994.

         (ii) Consolidated Statements of Operations for the years ended December 29, 1995, December 30, 1994 and September 30, 1993 and three months ended December 31, 1993.

         (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 29, 1995, December 30, 1994 and September 30, 1993 and three months ended December 31, 1993.

         (iv) Consolidated Statements of Cash Flows for the years ended December 29, 1995, December 30, 1994 and September 30, 1993 and three months ended December 31, 1993.

         (v) Notes to Consolidated Financial Statements.

    (2) The following financial statement schedules are filed as part of this report and are contained on page 55.

             Schedule II Valuation Accounts

    (3)  Exhibits:

         3.1(a)* Restated Certificate of Incorporation of HEARx Ltd., as amended to February 8, 1988. [3.1(a)]

         3.1(b)***       Certificate dated August 8, 1991, of Designations,
                         Preferences and Rights of the Company's Preferred stock, Series A and B. [3.1(b)]

         3.1.(c)***      Certificate dated October 29, 1991, of Designations,
                         Preference and Rights of the Company's Senior
                         Preferred Stock, Series A, B and C. [3.1(c)]

         3.1(d)** Certificate of Amendment dated December 23, 1991, of the Company's Restated Certificate of Incorporation. [3.1(d)]

         3.1(e)*****     Certificate dated April 8, 1992, of Designation,
                         Preference and Rights of the Company's Preferred
                         Stock, Series C. [3.1(e)]

         3.1(f) Certificates of Correction to the Certificate of Incorporation, filed with the Delaware Office of the Secretary of State on January 25, 1996.

         3.1(g) Certificate of Designations, Preferences and Rights of Senior Preferred Stock, Series E, filed with the Delaware Office of the Secretary of State on January 25, 1996.

         3.1(h) Certificate of Designations, Preferences and Rights of 1996 Senior Preferred Stock, filed with the Delaware Office of the Secretary of State on January 26, 1996.

         3.2*            By-Laws of HEARx, Ltd.

         4.1*            Specimen of Certificate representing Common Stock.

         10.1* Form of Consulting Agreement, dated January 1, 1987, as of June 1, 1986, by and between HEARx Ltd. and each of the six members of the Company's Scientific Advisory Board. [10.1]

    #    10.2*           Form of Directors' Restricted Stock Agreement, dated
                         July 1, 1987, by and between HEARx Ltd. and each of Fred N. Gerard, David J. McLachlan and Daniel J.
                         Miller, M.D. [10.3]

    #    10.3*           HEARx Ltd. 1987 Stock Option Plan. [10.11]

    #    10.4*           Current Form of Restricted Stock Agreement.
                         [10.28(a)*]

         10.5*** Stock Purchase Agreement dated as of October 31, 1991, by and between Minnesota Mining and Manufacturing Company ("3M") and the Company and Exhibit A thereto,
                         being the form of    Certificate of Designations,
                         Preferences and Rights of Senior Preferred Stock, Series A, B and C. [10.29]

         10.6*** (a) and (b) Warrant Certificates for Purchase of Stock of the Company each dated February 20, 1991, relating to 6,000 and 5,000 shares, respectively, of Senior Preferred Stock, Series C. [10.30]

         10.7*****       Option to Purchase Agreement dated as of May 15, 1992,
                         between 3M and the Company and Appendix A thereto, being the terms of the Senior Preferred stock, Series D, E and F. [10.33]

    #    10.8**          (a) HEARx Ltd. Stock Option Plan for Non-Employee
                         Directors and (b) Form of Option Agreement. [10.35]

         10.9**** Amendment dated January 6, 1993, to Option to Purchase Agreement dated May 15, 1992, between 3M and the Company. [10.45]

         10.10+ Amendment dated June 28, 1993, to Option to Purchase Agreement dated May 15, 1992, between 3M and the Company. [10.48]

         10.11+ Letter Agreement dated November 19, 1993, between 3M and the Company. [10.49]

         10.12++ Promissory Note dated January 4, 1994 by and between HEARx Ltd. and Audiology Sales & Service, Inc. [10.51]

         10.13++ Bill of Sale by and between HEARx Ltd., Seller, and Audiology Sales & Service, Inc., Buyer, dated March 8, 1994. [10.52]

         10.14++ Letter of Intent, dated November 14, 1994, between HEARx Ltd. and Av-Med. [10.62]

         10.15++ Bill of Sale and Asset Purchase Agreement by and between HEARx Ltd., Buyer, and Hearing Health Services, Inc., Seller, dated December 30, 1994. [10.64]

         10.16++ Agreement, dated January 4, 1995, between CareFlorida HealthCare Plans and HEARx Ltd. [10.65]

         10.17 Consolidated and Amended Loan Agreement by and among the Company, Siemens Hearing Instruments, Inc., and Rexton, Inc., dated effective January 1, 1995.

         10.18           Care Florida Agreement

    #    10.19+++        1995 Flexible Employee Stock Plan

         10.20 Securities Purchase Agreement by and between the Company and Kew Capital Corporation, Ltd., dated as of June 29, 1995.

         10.21 Form of Offshore Securities Subscription Agreement entered into by and between the Company and each of Zanett Lombardier, Ltd., Harlow Enterprises, Inc., and Bruno Guazzoni, dated September 29, 1995, and
                         October 19, 1995.

         10.22 Promissory Note in favor of Bruce M. Langone in the amount of $100,000 dated December 11, 1995.

         10.23 Promissory Note in favor of Kenneth G. Langone in the amount of $1,000,000 dated December 11, 1995.

         10.24 Agreement between the Company and Oxford Health Plans dated effective January 1, 1996, as amended by letter agreements dated February 21, 1996, and February 29, 1996.

         10.25 Stock Purchase Agreement and Registration Rights Agreement, each dated January 26, 1996, by and among the Company, Invemed Associates, Inc., and certain Investors therein named.

         10.26           Amended and Restated Promissory Note in favor of
                         Paul A. Brown, M.D., in the amount of $1,675,000 dated January 26, 1996.

         10.27 Promissory Note in favor of Paul A. Brown, M.D., in the amount of $214,666 dated January 29, 1996.

         22              List of subsidiaries of HEARx Ltd.

         23(a)           Consent of Independent Certified Public Accountants.

         27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commissio only)
- ---------------

#        Denotes officer/director compensation plan or arrangement.

* Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indicated in brackets and incorporated by reference herein.

** Filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 and incorporated by reference herein.

*** Filed as an exhibit to the Company's Current Report on Form 8-K dated November 8, 1991, as the exhibit number indicated in brackets and incorporated by reference herein.

**** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1992, as the exhibit number indicated in brackets and incorporated by reference herein.

***** Filed as an exhibit to the Company's Current Report on Form 8-K dated June 2, 1992, as the exhibit number indicated in brackets and incorporated by reference herein.

+ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1993, as the exhibit number indicated in brackets and incorporated by reference herein.

++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1994, as the exhibit number indicated in brackets and incorporated by reference herein.

+++ Filed as an exhibit to the Company's 1995 Proxy Statement, and incorporated by reference herein.


(b)  Reports on Form 8-K -- None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEARx Ltd.
                                      (Registrant)

Date: April 11, 1996                  By: /s/ Paul A. Brown, M.D.
                                          -------------------------------------
                                          Paul A. Brown, M.D.
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
- ------------------------------  ------------------------------  ---------------

/s/ Paul A. Brown, M.D.         Chairman of the Board;          April 11, 1996
- ------------------------------  Chief Executive Officer
Paul A. Brown, M.D.             and Director

/s/ Stephen J. Hansbrough       President and Chief             April 11, 1996
- ------------------------------  Operating Officer
Stephen J. Hansbrough

/s/ Tommy E. Kee                Vice President and Chief        April 11, 1996
- ------------------------------  Financial Officer
Tommy E. Kee

/s/ David W. Forman             Vice President -                April 11, 1996
- ------------------------------  Facilities Management and
David W. Forman                 Corporate Secretary

/s/ Donna L. Taylor             Vice President - Operations     April 11, 1996
- ------------------------------
Donna L. Taylor

/s/ Fred N. Gerard              Director                        April 11, 1996
- ------------------------------
Fred N. Gerard

/s/ David J. McLachlan          Director                        April 11, 1996
- ------------------------------
David J. McLachlan

/s/ Thomas W. Archibald         Director                        April 11, 1996
- ------------------------------
Thomas W. Archibald

                                  EXHIBIT INDEX

Exhibit Number   Description
- --------------   --------------------------------------------------------------

3.1(f) Certificates of Correction to the Certificate of Incorporation, filed with the Delaware Office of the Secretary of State on January 25, 1996.

3.1(g) Certificate of Designations, Preferences and Rights of Senior Preferred Stock, Series E, filed with the Delaware Office of the Secretary of State on January 25, 1996.

3.1(h) Certificate of Designations, Preferences and Rights of 1996 Senior Preferred Stock, filed with the Delaware Office of the Secretary of State on January 26, 1996.

10.17 Consolidated and Amended Loan Agreement by and among the Company, Siemens Hearing Instruments, Inc., and Rexton, Inc., dated effective January 1, 1995.

10.18            Care Florida letter agreement dated January 18, 1995.

10.20 Securities Purchase Agreement by and between the Company and Kew Capital Corporation, Ltd., dated as of June 29, 1995.

10.21 Form of Offshore Securities Subscription Agreement entered into by and between the Company and each of Zanett Lombardier, Ltd., Harlow Enterprises, Inc., and Bruno Guazzoni, dated September 29, 1995, and October 19, 1995.

10.22 Promissory Note in favor of Bruce M. Langone in the amount of $100,000 dated December 11, 1995.

10.23 Promissory Note in favor of Kenneth G. Langone in the amount of $1,000,000 dated December 11, 1995.

10.24 Agreement between the Company and Oxford Health Plans dated August 10, 1995 (effective January 1, 1996), as amended by letter agreements dated February 21, 1996, and February 29, 1996.

10.25 Stock Purchase Agreement and Registration Rights Agreement, each dated January 26, 1996, by and among the Company, Invemed Associates, Inc., and certain Investors therein named.

10.26            Amended and Restated Promissory Note in favor of Paul A.
                 Brown, M.D., in the amount of $1,675,000 dated January 26, 1996.

10.27 Promissory Note in favor of Paul A. Brown, M.D., in the amount of $214,666 dated January 29, 1996.

22               List of subsidiaries of HEARx Ltd.

23(a)            Consent of Independent Certified Public Accountants.

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)