Form 10-K/A
period 1995-12-29
HEARX LTD
filed 1996-04-26
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                   FORM 10-K/A

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

                         Commission file number 0-16453

                                   HEARx LTD.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                  Delaware                              22-2748248
- -------------------------------------------  ----------------------------------
        (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)             Identification No.)

471 Spencer Drive, West Palm Beach, Florida                33409
- -------------------------------------------  ----------------------------------
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (407) 478-8770

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
            Title of each class                      on which registered
- -------------------------------------------  ----------------------------------

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

                                AMENDMENT NO. 1


  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K by restating such portions in their entirety as set forth in the pages attached hereto:

  Part III, Items 10 through 13.

                                    PART III

Item 10.     Directors and Executive Officers
             --------------------------------

    The following table sets forth the names and positions of the current directors and executive officers of HEARx. Their terms of office will expire at the next Annual Meeting of Shareholders of the Company.

                                                                       Director
                                                                          or
                                                                       Officer
         Name          Age              Position with HEARx             Since
- ---------------------  ---  -----------------------------------------  --------
Paul A. Brown, M.D.     58  Chairman of the Board, Chief Executive       1986
                            Officer and Director
Stephen J. Hansbrough   49  President and Chief Operating Officer        1993

David G. Brown          58  Vice President - Information Technology      1996

David W. Forman         54  Vice President - Facilities Management       1986
                            Secretary

Tommy E. Kee            47  Vice President and Chief Financial           1993
                            Officer

Donna L. Taylor         40  Vice President - Operations                  1993

Thomas W. Archibald     59  Director                                     1993

Fred N. Gerard, Esq.    66  Director                                     1986

David J. McLachlan      58  Director                                     1986

    Paul A. Brown, MD., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. ("MetPath"), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning Glass Works in 1982. In 1984, after leaving MetPath, Dr. Brown and a small group of investors founded SCI/MED Advances Corporation, a venture capital, business development and management services company, but the company was ultimately unsuccessful in raising the $80 million in a public offering sought to commence this venture. Dr. Brown founded HEARx in 1986. Dr. Brown is currently Chairman of the Board of Overseers of Tufts University School of Medicine as well as a member of the Board of Trustees, a member of the Visiting Committee of the Boston University School of Medicine and a part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

    Stephen J. Hansbrough, President and Chief Operating Officer, joined HEARx in December 1993. Mr. Hansbrough has an extensive background in the retail arena. He served as Chairman and Chief Executive Officer of Dart Drug Stores until 1988. Subsequently, he had been an independent consultant specializing in turn-around and start-up operations primarily in the retail field.

    David G. Brown, Vice President - Strategic Planning, Business Development and Information Technology, joined the Company in April 1996. He qualified as a Certified & Corporate Accountant in United Kingdom and is a member of the Institute of Management Consultants. He was most recently employed by IBM Ltd. as a senior consultant and project manager. He led the team which reviewed the strategic management information and systems study for HEARx Ltd. and has worked with senior HEARx staff for the last several months in developing and installing these systems. Previously Mr. Brown was employed by Unified Systems Solutions Inc. of New Jersey also as a senior consultant and project manager. His most recent project was leading a team which designed and installed a client/server order entry and electronic filing system for the Financial Services Division of R. R. Donnelley & Sons.

    Tommy E. Kee, Vice President and Chief Financial Officer, joined HEARx in September 1993. He holds a B.S. degree in accounting from the University of Tennessee and an M.B.A. from Memphis State University. Prior to joining HEARx, Mr. Kee owned an international consulting business and served as Chief Financial Officer for United Studios of America, Inc. from 1991 through 1993. From 1973 through 1991, he was Corporate Financial Director for the International Division of Holiday Inns, Inc., whereas he founded the International Finance and Accounting Department and directed the financial and accounting activities for the worldwide operations.

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

    Thomas W. Archibald attended the London School of Economics and received a B.A. degree in economics from Denison University and a Juris Doctor degree from the Ohio State University Law School. He is an Executive Vice President of the Personal Trust Sector at The Bank of New York. He had held that position at Irving Trust Company when it merged with The Bank of New York in 1988. Mr. Archibald is also a Director of Group Health Incorporated, the only not-for-profit health insurance carrier chartered to operate throughout New York State.

    Fred N. Gerard holds an A.B. Degree from the City University of New York and an LL.B. Degree from Columbia Law School. He has been counsel since November 1992 to Bryan Cave in that firm's Phoenix office. Previously during 1991 and 1992, he was with the law firms of Scult, Lazarus, French, Zwillinger & Smock; and Gallagher & Kennedy, Phoenix, Arizona. Previously, for more than five years, he was a partner in the New York office of the law firm of Seyfarth, Shaw, Fairweather & Geraldson, New York, New York. He is a director of Bowmar Instrument Corporation.

    David J. McLachlan holds an A.B. Degree in engineering from Harvard College and an M.B.A. Degree from Harvard Graduate School of Business Administration. He has been the Senior Vice President-Finance of Genzyme Corporation, a bio-technology health care company, since December 1989. Prior to that he was the

Vice President, Treasurer and Chief Financial Officer of Adams-Russell Co., Inc., which owned and operated CATV systems and Adams-Russell Electronics, Inc., which was a defense electronics manufacturer. He is a director of IG Laboratories, Inc., a genetic testing company.


Item 11.     Executive Compensation
             ----------------------

    The following table sets forth the annual and long-term compensation for services rendered in all capacities to HEARx and its subsidiaries during the 1995, 1994 and 1993 fiscal years, of those persons who were at fiscal year-end 1995 (i) the chief executive officer and (ii) other compensated executive officers whose salary and bonus exceeded $100,000 (all persons are hereafter referred to as the "Named Executive Officers"):

                                         SUMMARY COMPENSATION TABLE

                                                                                                  All Other
       Name & Principal Position             Year    Salary ($)    Bonus ($)  Options/SARs (#)  Compensation
- -------------------------------------------  ----  --------------  ---------  ----------------  ------------

Paul A. Brown, M.D.                          1995             -0-        -0-              -0-            -0-
 Chairman, Chief Executive Officer <F1>      1994             -0-        -0-              -0-            -0-
                                             1993             -0-        -0-          100,000            -0-

Stephen J. Hansbrough                        1995        $124,000     62,000        1,100,000            -0-
 President, Chief Operating Officer          1994        $100,000        -0-          700,000            -0-
                                             1993  Not applicable                     250,000            -0-

Tommy E. Kee                                 1995        $ 70,000     31,000           50,000            -0-
 Vice President, Chief Financial Officer     1994        $ 70,000     10,000           25,000            -0-
                                             1993  Not applicable                     100,000            -0-
- ---------------

<F1>     Dr. Brown is currently entitled to receive compensation at the rate of $100,000 per annum, but he has waived payment of such compensation until the Company has had two successive fiscal quarters of profitability.


Option Grants in Last Fiscal Year

    The following table sets forth information with respect to the grants of options to the named Executive Officers to purchase Common Stock:


                                      OPTION GRANTS IN LAST FISCAL YEAR
                                                                               Potential Realizable Value
                                                                                       at Assumed
                                                                                 Annual Rates of Stock
                                                                                   Price Appreciation
                             Individual Grants                                       For Option Term
- -----------------------------------------------------------------------------  --------------------------
                                       Percent
                                       of Total
                                       Options
                                      Granted to
                       Options/SARs   Employees
                       Granted (#)    in Fiscal      Exercise     Expiration
         Name              <F1>       Year <F1>       Price          Date           5%           10%
- ---------------------  ------------  ------------  ------------  ------------  ------------  ------------

Paul A. Brown, M.D.            None          None         None          None           None          None

Stephen J. Hansbrough       100,000           79%       $0.865      09/29/05     $   90,825    $   95,150
                          1,000,000                     $1.21       12/13/05     $1,270,500    $1,331,000
                       ------------                                            ------------  ------------
                           1,100,00                                              $1,361,325    $1,426,150
                       ============                                            ============  ============

Tommy E. Kee                 50,000            4%       $0.865      09/29/05     $   45,413    $   47,575
                       ============                                            ============  ============
- ---------------

<F1>     HEARx did not award any SAR's during the fiscal year ended December 29, 1995.


Option Exercises and Fiscal Year-End Values

    The following table sets forth information with respect to the unexercised options to purchase Common Stock held by the Named Executive Officers at fiscal year-end 1995:

                         OPTION EXERCISE AND AGGREGATED FISCAL YEAR-END OPTION VALUE
                                                                                 Value of Unexercised
                                                     Number of Unexercised           In-the-Money
                                                          Options at                  Options at
                                                       Fiscal Year-End              Fiscal Year-End
                                                             (#)                          ($)
                                                 ---------------------------  ---------------------------
                           Shares
                          Acquired      Value
Name                    on Exercise   Realized    Exercisable  Unexercisable   Exercisable  Unexercisable
- ---------------------  ------------  ----------  ------------  -------------  ------------  -------------

Paul A. Brown, M.D.
 Chairman, Chief
 Executive Officer              -0-         -0-       100,000            -0-           -0-            -0-

Stephen J. Hansbrough
 President, Chief
 Operating Officer          237,500    $181,140        62,500      1,750,000       $49,809       $840,975

Tommy E. Kee
 Vice President,
 Chief Financial
 Officer                        -0-         -0-        56,250        118,750       $46,899        $84,161



Report of the Board of Directors on Compensation

    Compensation decisions are made by the full Board of Directors. In addition to base salary, compensation for the Company's executive officers may include bonuses, stock options pursuant to the Company's stock option plan and otherwise and stock grants pursuant to the Company's stock bonus plan. It is the intention of the Board of Directors to use salary and bonuses as compensation for current and past performance, while using stock options and restricted stock grants to provide incentives for superior long-term performance.

    The Board of Directors does not use any formulas or other objective criteria to establish compensation for its executive officers. Instead, the decisions are based on subjective performance evaluations and, with respect to executive officers other than Dr. Brown, the Company's Chief Executive Officer, the salary and bonus recommendations of Dr. Brown. In light of the Company's financial position, Dr. Brown determined to waive payment of any cash compensation to him until the Company can achieve two successive quarters of profitability. Based on advice from the Company's former independent auditors to remedy an unintended adverse financial consequence to the Company of Dr. Brown's salary waiver, the Company granted Dr. Brown an option in fiscal 1993 to purchase 100,000 shares of the Company's Common Stock at a purchase price of $2.00 per share. No options were granted to Dr. Brown in fiscal 1995 and 1994.

                               BOARD OF DIRECTORS

                          Paul A. Brown, M.D., Chairman
                               Thomas W. Archibald
                              Fred N. Gerard, Esq.
                               David J. McLachlan


Compensation Committee Interlocks and Insider Participation

    Dr. Brown is the Chairman of the Board of Directors and the Company's Chief Executive Officer. The other members of the Board of Directors are not employees or former employees of the Company.


Common Stock Performance

    As part of the executive compensation information presented in this Form 10-K, the Securities and Exchange Commission requires a five-year comparison of stock performance for the Company with stock performance of other companies. The closing price of the Common Stock at December 29, 1995, was $1.3282 per share. During 1995, the Common Stock was traded on the over-the-counter market with prices being reported by the National Association of Securities Dealers, Inc., OTC Bulletin Board Service ("NASDBB"). During the middle of March, 1996, the Common Stock was traded on the American Stock Exchange. The following chart depicts a comparison of five-year cumulative total returns for each of the Company, the NASDAQ Stock Market - US and the NASDAQ Non-Financial Index.

                 COMPARISON OF 63 MONTH CUMULATIVE TOTAL RETURN*
              AMONG HEARx LTD., THE NASDAQ STOCK MARKET - US INDEX
                       AND THE NASDAQ NON-FINANCIAL INDEX

                               [PERFORMANCE GRAPH]

                                            Cumulative Total Return
                                -----------------------------------------------
                                 9/90   9/91   9/92   9/93  12/93  12/94  12/95
                                -----  -----  -----  -----  -----  -----  -----

HEARx Ltd.                        100    200    260    190    200    220    409
Nasdaq Stock Market - US          100    157    176    231    236    230    325
Nasdaq Non-Financial              100    157    166    216    222    213    293

- ---------------

* $100 invested on 09/30/90 in stock or index, including reinvestment of dividends, fiscal year ending December 31.

Director Compensation

    The Board of Directors received no cash compensation during the fiscal year ended December 29, 1995, and it is not anticipated that the Board will receive cash compensation during the current fiscal year. The Company does reimburse out-of-pocket expenses for attendance at meetings.

    Non-management directors (i.e., Messrs. Archibald, Gerard and McLachlan) each received pursuant to the Company's shareholder approved Non-Qualified Stock Option Plan for Non-Employee Directors an option to acquire 15,000 shares of Common Stock at a price of $1.25 per share. These options are for a period of ten years and vested immediately.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 29, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with; except that one report, relating to the sale of 76,000 shares was filed late by Paul A. Brown; a report, relating to the sale of 60,000 shares, was filed late by Stephen J. Hansbrough; and another report, relating to the acquisition of 24,242 shares, was filed late by Tommy E. Kee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

    The following table sets forth, as of December 29, 1995, the names of all persons known by the Company to be the beneficial owners of more than five percent of the Common Stock:

                                                   Amount and Nature
                     Name and Address of             of Beneficial      Percent
Title of Class         Beneficial Owner              Ownership (1)     of Class
- --------------  --------------------------------  -------------------  --------

Common Stock    Paul A. Brown, M.D.               12,463,317 shs. (2)     25.4%
                471 Spencer Drive
                West Palm Beach, FL 33409

Common Stock    Minnesota Mining and              10,782,400 shs. (3)     18.4%
                Manufacturing Company ("3M")
                3M Center
                St. Paul, MN 55144

Common Stock    Hearing Health Services, Inc.     7,500,000 shs. (4)      13.5%
                1016 West Ninth Avenue
                King of Prussia, Pennsylvania
                19406
- ---------------

(1) Each owner listed has both sole voting and sole investment power with respect to all shares listed as owned.

(2) Assumes the conversion of all shares of Series C Preferred Stock into 1,040,000 shares of Common Stock, as well as the exercise of non-qualified options to acquire 100,000 shares of Common Stock, all of which are currently exercisable. Dr. Brown owns 100% of the Series C Preferred Stock and the non-qualified stock option.

(3) Assumes the conversion by 3M of all its shares of Senior A, B, D, E, and G Preferred Stock and all of the 11,000 shares of Senior C and 8,000 shares of Senior F Preferred Stock which 3M has the option to acquire. 3M owns or would own 100% of each series of the Senior Preferred Stock.

(4) The Schedule 13D filed by the group reflects an aggregate beneficial ownership of 7,500,000 shares of Common Stock, consisting of the following:
    Hearing Health Service, Inc. ("HHS") beneficial ownership of 5,000,000 shares issuable upon exercise of warrants and conversion of 2,500 shares of 1994 Preferred; Business Development Capital Limited Partnership-III beneficial ownership of 648,000 shares issuable upon the conversion of 648 shares of 1994 Preferred; Abbingdon Venture Partners Limited Partnership-II beneficial ownership of 162,000 shares issuable upon the conversion of 162 shares of 1994 Preferred; and Abbingdon Venture Partners Limited Partnership ("Abbingdon") beneficial ownership of 1,690,000 shares issuable upon the conversion of 1,690 shares of 1994 Preferred plus beneficial ownership of the 5,000,000 shares issuable to HHS upon the conversion of 5,000 shares of 1994 Preferred. The Schedule 13D states that each member of the group has sole power to vote or direct the voting and sole power to dispose of or to direct the disposition of the shares beneficially owned by it except that Abbingdon has sole voting and dispositive power only with respect to 1,690,000 shares of Common Stock beneficially owned by it and shares such power with HHS with respect to the remaining 5,000,000 shares of Common Stock owned beneficially by HHS. Abbingdon is the holder of approximately 58% of the Common Stock of HHS. The percent of class stated above for this group assumes conversion of all 1994 Preferred and exercise by HHS of its warrants. The group members own 100% of the outstanding shares of 1994 Preferred.


    The following table sets forth, as of December 29, 1995, the number of shares of Common Stock owned beneficially by each director, each Named Executive Officer and by all directors and executive officers as a group.

                                             Amount and Nature of    Percent of
                 Name                      Beneficial Ownership (1)    Class
- -----------------------------------------  ------------------------  ----------

Paul A. Brown, M.D.                             12,463,317 (2)           25.4%
Stephen J. Hansbrough                              162,863 (3)             (9)
Tommy E. Kee                                       136,043 (4)             (9)
Fred N. Gerard, Esq.                               136,250 (5)             (9)
David J. McLachlan                                 370,459 (6)             (9)
Thomas W. Archibald                                230,000 (7)             (9)
All Directors and executive officers
  as a group (8 persons)                        13,754,256 (8)           27.7%

- ---------------

(1) Except as may be otherwise indicated, the named individuals have both sole investment power and sole voting power with respect to all securities listed as beneficially owned by them.

(2) See footnote (3) to the preceding table.

(3) Includes 62,500 Employee Stock Options.

(4) Includes 56,250 Employee Stock Options.

(5) Includes (i) 90,000 shares of Common Stock issuable upon the exercise of non-qualified options granted, and (ii) 3,750 shares of Common Stock issuable upon the exercise of common stock purchase warrants, which warrants were purchased as part of a 1989 private placement.

(6) Includes (i) 90,000 shares of Common Stock issuable upon the exercise of non-qualified options granted, (ii) 30,000 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants, which warrants were purchased as part of a 1989 private placement.

(7) Includes (i) 45,000 shares of Common Stock issuable upon the exercise of non-qualified options granted, and (ii) 125,000 shares of Common Stock and 37,500 Warrants from the 1994 Private Placement.

(8) Includes 535,250 shares of Common Stock issuable upon the exercise of non-qualified options granted under the Management Plan.

(9) Does not exceed 1% of the class.

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

    a.   Relationship with Minnesota Mining and Manufacturing Company
         ------------------------------------------------------------

    Pursuant to a series of agreements, the first of which was executed in October 1991, between the Company and Minnesota Mining and Manufacturing Company ("3M"), 3M acquired from the Company or obtained options to acquire from the Company shares of up to seven different series of senior preferred stock at varying purchase prices. The Company also entered into a number of different arrangements with 3M pursuant to which the Company became an authorized distributor of hearing aids manufactured by 3M. 3M has exercised all but two of its options to purchase senior preferred stock. Under certain of the options and stock purchase agreements, the Company granted to 3M certain rights to participate in future financings by the Company. In addition, Paul A. Brown, M.D., the Chairman of the Board and Chief Executive Officer of the Company, agreed with 3M that he would not sell for five years any shares of Common Stock or securities convertible into or exchangeable for Common Stock; he further agreed to afford 3M the right of first refusal to purchase all or any portion of such shares and the right to approve any potential purchaser. Dr. Brown's agreements with 3M do not apply to the sale in the open market or the transfer by gift of up to 5% of Dr. Brown's security holdings (on a fully converted basis).

    On May 1, 1995, the Company reached an agreement with 3M to convert $808,000 of accounts payable into long-term debt. This agreement provides for conversion of a portion of this long-term debt into equity upon the Company reaching certain product sales goals.


    b.   Transactions with Paul A. Brown, M.D.
         -------------------------------------

    At the end of 1994, Paul A. Brown, M.D., the Chairman of the Board and the principal shareholder of the Company, had loaned a total of $1,675,000 to the Company, which is evidenced by a note due on April 1, 1996, bearing interest at a rate of prime plus three percent. This note was amended and restated in early 1996 to provide that the Company will make no payments under the note until such time as the 1996 Senior Preferred Stock has been redeemed by the Company. During 1995, Dr. Brown loaned the Company an additional $270,000, on a demand loan basis, which loan bears interest at the rate of prime plus three percent. In early 1996, $100,000 of that amount was repaid to Dr. Brown.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEARx Ltd.
                                          (Registrant)

Date:  April 25, 1996                     By: s/ Paul A. Brown, M.D.
                                              ---------------------------------
                                              Paul A. Brown, M.D.
                                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                    Date
- ------------------------------  ------------------------------  ---------------

s/ Paul A. Brown, M.D.          Chairman of the Board;          April 25, 1996
- ------------------------------  Chief Executive Officer
Paul A. Brown, M.D.             and Director

s/ Stephen J. Hansbrough        President and Chief             April 25, 1996
- ------------------------------  Operating Officer
Stephen J. Hansbrough

s/ Tommy E. Kee                 Vice President and Chief        April 25, 1996
- ------------------------------  Financial Officer
Tommy E. Kee

s/ David W. Forman              Vice President  -               April 25, 1996
- ------------------------------  Facilities Management and
David W. Forman                 Corporate Secretary

s/ Donna L. Taylor              Vice President - Operations     April 25, 1996
- ------------------------------
Donna L. Taylor

s/ Fred N. Gerard               Director                        April 25, 1996
- ------------------------------
Fred N. Gerard

s/ David J. McLachlan           Director                        April 25, 1996
- ------------------------------
David J. McLachlan

s/ Thomas W. Archibald          Director                        April 25, 1996
- ------------------------------
Thomas W. Archibald