Form 10-Q
period 1996-03-29
HEARX LTD
filed 1996-05-13
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                         ------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number 0-16453

                                   HEARx LTD.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                 22-2748248
- -------------------------------------------  ----------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

471 Spencer Drive, West Palm Beach, Florida                 33409
- -------------------------------------------  ----------------------------------
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (407) 478-8770

- -------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 29, 1996, 65,909,183 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                           Page

PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements:

    Consolidated Balance Sheets -
         March 29,1996 and December 29, 1995                             3 -  4

    Consolidated Statements of Operations -
         Three Months ended March 29, 1996 and
             March 31, 1995                                                   5

    Consolidated Statements of Cash Flows -
         Three Months ended March 29, 1996 and March 31, 1995            6 -  7

    Notes to Consolidated Financial Statements                           8 - 12


    Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  13 - 14


PART II.  OTHER INFORMATION:

    Item 6.  Exhibits and reports on Form 8-K                                15

    Signatures                                                               15

                                         HEARx LTD. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                                                    March 29,   December 29,
                                                                                      1996          1995
                                                                                   (unaudited)    (audited)
                                                                                  ------------  ------------

ASSETS

Current:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,404,148    $  933,539
  Accounts and notes receivable, less allowance for doubtful accounts of
    $353,834 and $341,234. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,066,243     1,227,993
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       317,547       395,983
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .     1,121,202       529,418
                                                                                  ------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,909,140     3,086,933
                                                                                  ------------  ------------

Property and equipment:
  Equipment, furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . .     2,122,472     2,357,101
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . .       760,997       729,144
  Construction-in-progress . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,965,719     1,309,127
                                                                                  ------------  ------------
                                                                                     5,849,188     4,395,372

  Less accumulated depreciation and amortization . . . . . . . . . . . . . . . .     1,967,240     1,871,490
                                                                                  ------------  ------------

Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,881,948     2,523,882

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,676,790       839,813
                                                                                  ------------  ------------
                                                                                     5,558,738     3,363,695
                                                                                  ------------  ------------
                                                                                   $12,467,878    $6,450,628
                                                                                  ============  ============

                                                                                                  (Continued)

See notes to consolidated financial statements


                                         HEARx LTD. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                                                    March 29,   December 29,
                                                                                      1996          1995
                                                                                   (unaudited)    (audited)
                                                                                  ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . .  $   969,582   $ 2,030,774
  Current portion of obligations under capital leases. . . . . . . . . . . . . .       49,781        56,206
  Short-term loan - principal shareholder. . . . . . . . . . . . . . . . . . . .           --       100,000
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,841,397     1,597,714
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      678,538       619,418
                                                                                  ------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,539,298     4,404,112
                                                                                  ------------  ------------
Long-term debt, net of current portion - other . . . . . . . . . . . . . . . . .      220,038       460,194
Long-term debt, net of current portion - principal shareholder . . . . . . . . .    2,122,673     1,845,000
Obligations under capital leases, net of current portion . . . . . . . . . . . .        3,860        11,106
                                                                                  ------------  ------------
Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,346,571     2,316,300
                                                                                  ------------  ------------
(Capital Deficit) Stockholders' Equity

Non-Redeemable Preferred Stock:
  $1 par; authorized 2,000,000 shares, issued and outstanding
    1992, Senior A, 30,000 shares; . . . . . . . . . . . . . . . . . . . . . . .           --        30,000
    1992, Senior B, 22,500 shares; . . . . . . . . . . . . . . . . . . . . . . .           --        22,500
    1993, Senior D, 14,926 shares; . . . . . . . . . . . . . . . . . . . . . . .           --        14,926
    1993, Senior G, 14,926 shares; . . . . . . . . . . . . . . . . . . . . . . .           --        14,926
    1995, Senior E, 6,472 shares;. . . . . . . . . . . . . . . . . . . . . . . .           --         6,472
      (Total aggregate amount of liquidation preference for the
        above - $5,400,000). . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                  ------------  ------------
                                                                                           --        88,824
    Series C, 1992, Convertible, 10,000 shares;. . . . . . . . . . . . . . . . .           --        10,000
    1994, Convertible, 5,000 shares; . . . . . . . . . . . . . . . . . . . . . .           --         5,000
    1996, Senior, 6,000 shares:. . . . . . . . . . . . . . . . . . . . . . . . .        6,000            --
                                                                                  ------------  ------------
                                                                                        6,000       103,824
Common stock, $.10 par; authorized 100,000,000 shares, issued: 65,909,183. . . .    6,590,918     4,795,678
Treasury Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (625,000)           --
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .   28,755,841    23,079,016
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (28,135,626)  (28,234,803)
Unamortized deferred compensation. . . . . . . . . . . . . . . . . . . . . . . .      (10,124)      (13,499)
                                                                                  ------------  ------------
Total (capital deficit) stockholders' equity . . . . . . . . . . . . . . . . . .    6,582,009      (269,784)
                                                                                  ------------  ------------
                                                                                  $12,467,878   $ 6,450,628
                                                                                  ============  ============

See notes to consolidated financial statements

                                         HEARx LTD. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                      THREE MONTHS ENDED MARCH 29, 1996
                                             AND MARCH 31, 1995
                                                                                      1996          1995
                                                                                  ------------  ------------
                                                                                   (unaudited)   (unaudited)


Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $4,718,192    $3,327,028
                                                                                  ------------  ------------
Costs and expenses:
  Cost of products sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,391,646     1,061,639
  Center operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,236,956     1,754,660
  General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .       787,557       366,940
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .       145,347        84,246
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        57,509        30,179
                                                                                  ------------  ------------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,619,015     3,297,664
                                                                                  ------------  ------------
Profit/(loss) before income taxes. . . . . . . . . . . . . . . . . . . . . . . .        99,177        29,364
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            --
                                                                                  ------------  ------------
Net profit/(loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        99,177        29,364
                                                                                  ============  ============
Net profit/(loss) per Common Share . . . . . . . . . . . . . . . . . . . . . . .         $0.00         $0.00
                                                                                  ============  ============
Weighted average number of shares of common stock outstanding. . . . . . . . . .    51,093,536    39,003,252
                                                                                  ============  ============

See notes to consolidated financial statements


                                         HEARx LTD. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 29, 1996 AND MARCH 31, 1995
                              Increase (decrease) in cash and cash equivalents
                                                                                      1996          1995
                                                                                  ------------  ------------
                                                                                   (unaudited)   (unaudited)


Cash flows from operating activities:
  Net profit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 99,177      $ 29,364
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .      145,347        84,246
    Non-cash expense to advisors/consultants . . . . . . . . . . . . . . . . . .       38,250        43,051
    Non-cash expense for customer list . . . . . . . . . . . . . . . . . . . . .      239,070        82,333
    Non-cash expense for executive stock bonuses/deferred compensation
      stock plans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,375       119,076

  (Increase) decrease in:
    Accounts and notes receivable. . . . . . . . . . . . . . . . . . . . . . . .     (838,250)     (230,774)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,436        35,961
    Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .     (591,784)     (267,752)
    Deferred charges and other . . . . . . . . . . . . . . . . . . . . . . . . .     (881,360)      (22,934)
  Increase (decrease) in:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      243,683       277,030
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,120      (216,849)
    Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           --       164,667
                                                                                  ------------  ------------
Net cash provided (used) in operating activities . . . . . . . . . . . . . . . .   (1,404,936)       97,419
                                                                                  ------------  ------------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . .   (1,463,886)     (295,983)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .        4,856         5,708
                                                                                  ------------  ------------
Net cash provided (used) by investing activities . . . . . . . . . . . . . . . .   (1,459,030)     (290,275)
                                                                                  ------------  ------------

                                                                                                  (Continued)
See notes to consolidated financial statements


                                         HEARx LTD. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 29, 1996 AND MARCH 31, 1995
                              Increase (decrease) in cash and cash equivalents
                                                                                      1996          1995
                                                                                  ------------  ------------
                                                                                   (unaudited)   (unaudited)


Cash flows from financing activities:
  Proceeds from issuance of:
    Customer list purchase . . . . . . . . . . . . . . . . . . . . . . . . . . .      213,515            --
    Conversion of accrued interest - principal shareholder . . . . . . . . . . .       63,007            --
    Conversion of cumulative dividends - principal shareholder . . . . . . . . .      214,666            --
  Principal payments:
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,515,863)      (49,830)
    Forgiveness of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .      (99,000)     (117,550)
    Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . .      (13,671)       (2,577)
  Proceeds from issuance of capital stock, net of offering costs . . . . . . . .    6,471,921       340,000
                                                                                  ------------  ------------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .    5,334,575       170,043
                                                                                  ------------  ------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .    2,470,609       (22,813)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .      933,539       329,007
                                                                                  ------------  ------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .   $3,404,148      $306,194
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

See notes to consolidated financial statements


                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.


Note 1.  The Company:

Hearx, Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized in April 1986 for the purpose of creating a nationwide chain of retail centers (HEARx Centers) to serve the needs of the hearing impaired.


Note 2.  Reclassifications:

Certain amounts in the 1995 financial statements have been reclassified in order to conform to the 1996 presentation.


Note 3.  New Listing:

On March 15, 1996, the Company's Common Stock was listed on the American Stock Exchange under the symbol of "EAR".


Note 4.  Private Placements:

On January 29, 1996, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock and 10,909,090 Common Stock purchase warrants in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. The warrants are exercisable over five years at a price of $.55 per share. The 1996 Senior Preferred Stock may be redeemed by the Company for $6 million at any time. If not redeemed within four years, the investors will be entitled to exercise, for a one year period, warrants to purchase an additional 4,000,000 shares of Common Stock at an exercise price of $.55 per share. Under the terms of the 1996 Senior Preferred Stock, the investors generally have the right to approve future debt or equity offerings by the Company. In connection with the private placement, the Company issued warrants to purchase 2,250,000 shares of Common Stock at a price of $.63 per share to an investment banker as a placement fee. Additionally, the agreement provided for the Company to effect a 15 for 1 reverse stock split. The
Board of Directors has since decided that it is not in the best interest of the shareholders or the Company to proceed with the above stock split at this time and it is not expected that a reverse stock split will be proposed in the upcoming June 14, 1996 Annual Stockholders' Meeting.


Note 5.  Other Financing:

On March 5, 1996, the Company completed a $2.5 million trade financing agreement with a vendor pursuant to which the vendor will provide financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. A percentage of all hearing aid purchases by the Company

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

from this vendor will be applied to repayment of financed amounts under the financing agreement.


Note 6.  Acquisition and Expansion:

In January, 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable bears interest at 5 1/2 percent and is payable in five annual installments of $50,000 beginning January 22, 1997.

During the first quarter of 1996, the Company opened 13 in a projected series of 25-30 new HEARx Centers in the New York, New Jersey and soon to be Connecticut areas to provide hearing care to members of Oxford Health Plans and
Select Providers, Inc.   Management estimates these contracts will generate
$4.25 million in annual revenues in each of the next three years; however, they can be cancelled with ninety days notice by either party at any time.


Note 7.  Long-term Debt:

During December, 1995, two individuals loaned the Company $1,000,000 and $100,000 represented by short term notes payable. During January, 1996, these notes payable were converted into part of the 1996 Senior Preferred Stock (see note 4).

During May, 1995, the Company reached an agreement with Minnesota Mining and Manufacturing Company ("3M") to convert $808,000 of accounts payable into long-term debt. The Company paid $308,000 of this debt in January, 1996.

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the total $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus $63,000 of accrued interest were converted into a note payable bearing interest at prime plus 3%. Likewise in January, 1996, cumulative dividends of $214,666 associated with the conversion of the Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer has a promissory note of the Company for $1,675,000, which is subordinated to all other indebtedness of the Company. The interest rate is prime plus 3%. The combined total of the above notes payable is $2,122,666.


Note 8.  Stockholders' Equity:

Conversions of Senior Preferred, Series C Preferred, and 1994 Convertible Preferred Stock into shares of Common Stock:
- -------------------------------------------------------------------------

Senior Preferred Stock - Each share of Senior Preferred Stock, Series A, B, D, E and G is convertible at the option of the holder (3M) into 100 shares of Common Stock and is automatically converted into 100 shares of Common Stock upon the listing of the Company's Common Stock on the American or New York Stock Exchanges. As the Company's Common Stock was listed on the American

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

Stock Exchange on March 15, 1996, all shares of the Senior Preferred Stock, Series A, B, D, E and G were automatically converted into 8,882,400 shares of Common Stock.

Series C Preferred Stock - During January, 1996, the Series C Preferred Stock was converted by the principal shareholder/officer into 1,040,000 shares of Common Stock, and the cumulative dividends of $214,666 were converted into a promissory note (see note 7).

1994 Convertible Preferred Stock - Each share of 1994 Convertible Preferred Stock is convertible into 1,000 shares of Common Stock. On March 8, 1996, the holders (Hearing Health Services, Inc. and three limited partnerships affiliated with Hearing Health Services, Inc.) converted all of the 1994 Convertible Preferred Stock into 5,000,000 shares of Common Stock. Hearing Health Services, Inc. also exercised warrants to purchase 2,500,000 shares of Common Stock at a price of $.25 per share on January 29, 1996, in a cashless exercise resulting in the issuance to Hearing Health Services, Inc. of 2,250,000 shares of Common Stock.


1996 Senior Preferred Stock
- ---------------------------

As mentioned in note 4, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. Associated warrants with this preferred stock are 10,909,090 at an exercise price of $.55 per share. The 1996 Senior Preferred Stock may be redeemed by the Company for $6 million at any time. If not redeemed within four years, the investors will be entitled to exercise, for a one year period, warrants to purchase an additional 4,000,000 shares of Common Stock at an exercise price of $.55 per share.


Common Stock
- ------------

As already mentioned in note 6, an additional 150,000 shares of Common Stock were issued during January, 1996 for the purchase of the customer list and selected assets of Suffolk County Hearing Aid Center, Inc.


Note 9.  Stock Plans:

Under the Company's 1987 stock option plan, as amended, the Company's Board of Directors, or a committee thereof, is authorized to grant stock options to purchase up to an aggregate of 2,500,000 shares of the Company's Common Stock. Officers and other key employees of the Company, other than the principal stockholder and individuals who hold ten percent or more of the Company's Common Stock, are eligible to receive either incentive or non-incentive stock options. The option price for non-incentive stock options may be any price determined by the Board of Directors or the Committee. The option price for incentive stock options may not be less than the fair market value of the shares at the time the option is granted.

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- -------------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

                              Results of Operations
                              ---------------------

Three months ended March 29, 1996 vs. three months ended March 31, 1995
- -----------------------------------------------------------------------

    For the three months ended March 29, 1996, net sales were $4,718,192, an increase of $1,391,164 or 42% over the comparable three months ended March 31, 1995. The main reasons for this increase are the inclusion of revenues from the opening of thirteen (13) hearing centers in New York and New Jersey as well as the opening of three of five proposed new centers in Florida.

    Cost of products sold for the three months ended March 29, 1996 increased by $330,007 or 31% over the three months ended March 31, 1995. This increase resulted from the correlated effect of additional revenues from the thirteen new centers that were opened in New York and New Jersey as well as the new Florida centers; however, the percentage of cost of products sold to net sales is lower in 1996 (29.5%) than in 1995 (31.9%) due to the Company's ongoing expense control programs and better terms with the various manufacturers.

    Center operating and general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1996 due to the new centers in the Northeast and Florida.

    Net profit for the three months ended March 29, 1996 was $99,177 as compared to a net profit of $29,364 for the comparable three months ended March 31, 1995, a percentage increase of 238%.


                                Subsequent Events
                                -----------------

    The Company completed on May 10, 1996 two offerings which will raise a total of $30 million. Net proceeds from the offerings will be used to fund the redemption of the 1996 Senior Preferred Stock and the national expansion of the HEARx Center network. The expansion will be based on requirements of signed provider and health insurance contracts and should allow the company to expand its center network to approximately 250 centers over the next several years.
A total of $12.45 million of the proceeds will not be paid to the Company until the effective date of an S-3 Registration Statement which the Company expects to file within two weeks covering Common Stock underlying certain convertible preferred stock sold in the Company's offerings. The conversion price of the convertible preferred stock is the lesser of $5.00 per share or up to a maximum of 25% below then current market. In addition, certain investors will receive upon conversion 5-year Warrants to purchase 3.75 million shares at a price of $8.00 per share, subject to certain adjustments.


Liquidity and Capital Resources
- -------------------------------

    Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public warrant offerings, and cash generated from operations. During the three months ended March 29, 1996, cash flow from operating activities was the result of the payment of $4,900,000 from the January 29, 1996 private placement (total of $6,000,000 less $1,100,000 received in 1995).

    On March 29, 1996, the Company had working capital of $3,369,842 (working capital ratio of 1.95) as compared to a working capital deficit of $1,317,179 for December 29, 1995.

    Net cash used in operating activities was $1,404,936 for the three months ended March 29, 1996, as compared to cash provided of $97,419 for the three months ended March 31, 1995. The primary reason for the difference was the increase in receivables and deferred charges (customer list acquisition).

    Net cash used in investing activities was $1,459,030 for the three months ended March 29, 1996, as compared to net cash used of $290,275 for the three months ended March 31, 1995. The difference was primarily due to the increased development in opening new centers in 1996 as well as the development and implementation of new computer systems.

    Net cash provided by financing activities was $5,334,575 for the three months ended March 29, 1996, as compared to $170,043 for the comparable three months ended March 31, 1995. The difference was from the 1996 private placement of 6,000 shares of 1996 Senior Preferred Stock.

    With all proceeds from the recent two private placements, the Company will meet its cash needs for its existing operations as well as for the planned expansion. HEARx believes that with the continued implementation of its cost control programs, the further development and execution of anticipated managed care contracts, the Company should not have a need to seek other financing in the near future except for unplanned expansion requirements; however, there can be no assurance that other unforeseeable events will not occur which will require the Company to seek additional financing.


PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a) Exhibits - See Exhibit Index on page 15.

         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEARx Ltd.
                                          (Registrant)

Date: May 10, 1996                        By: /s/ Stephen J. Hansbrough
                                              ---------------------------------
                                              Stephen J. Hansbrough
                                              President
                                              Chief Operating Officer

Date: May 10, 1996                        By: /s/ Tommy E. Kee
                                              ---------------------------------
                                              Tommy E. Kee
                                              Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number  Exhibit
- --------------  -------

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1(a) to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY),
                Exhibit 3.1(d) to the Post-Effective Amendment No. 1 thereto, Exhibits 3.1(b) and 3.1(c) to the Company's Current Report on Form 8-K dated November 8, 1991, Exhibit 3.1(e) to the Company's Current Report on Form 8-K dated June 2, 1992 and Exhibits 3.1(f), 3.1(g) and 3.1(h) to the Company's Annual Report on Form 10-K filed April 12, 1996).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18
                (Registration No. 33-17041-NY)).

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)