Form 10-K/A
period 1995-12-29
HEARX LTD
filed 1996-07-26
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A2

                         (Amendment No. 2 to Form 10-K)

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

For the transition period from _____________ to _____________

                         Commission file number 0-16453

                                   HEARx LTD.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                                    Delaware
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   22-2748248
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

    1250 Northpoint Parkway, West Palm Beach, Florida               33407
- -----------------------------------------------------------  -------------------
         (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code: (407) 478-8770

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
- ----------------------------------  --------------------------------------------

Common Stock, par value $0.10                  American Stock Exchange
  per share

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


                                 AMENDMENT NO. 2

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K, as amended on Form 10-K/A on April 26, 1996, by restating such portions in their entirety as set forth in the pages attached hereto:

     1. Item 1, Business;

     2. Item 7, Management's Discussion of Results of Operations and Analysis of Financial Condition;

     3. Item 11, Executive Compensation; and

     4. Item 13, Certain Relationships and Related Transactions.


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


Growth Strategy

  Company-owned Centers

     As of March 31, 1996, the Company was operating 46 centers located in Florida, New York, and New Jersey and three company-owned centers situated in AARP Pharmacies located in Florida, Virginia and Oregon. Thirteen new centers were opened in the first quarter of 1996 to fulfill the Company's contractual requirements with its new provider, Oxford Health Plans. The Company's current contracts contemplate additional centers to be opened prior to the end of 1996. Over the next several years, HEARx's primary emphasis, depending on the availability of capital will be opening additional (or selectively acquiring) Company-owned centers in these states and elsewhere to the extent necessary to fulfill future managed care and institutional contracts. The Company intends to fund such growth with earnings and, to the extent available on favorable terms to the Company, with proceeds from the sale of its securities and commercial lines of credit. See "Management's Discussion of Results of Operations and Analysis of Financial Condition --Liquidity and Capital Resources," below. The Company's ultimate goal, where the population warrants, is to open "clusters" of four to six centers within a city or county in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as recruiting, training and deploying personnel to staff the centers.


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


  Scientific Advisory Board

      HEARx has formed a Scientific Advisory Board consisting of some the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the five members of the Scientific Advisory Board is a highly-trained professional with extensive experience in the hearing field and is affiliated with prestigious universities and institutions. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company's overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

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


Competition

      The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 2,500 of these practitioners are qualified audiologists working for hospitals or physicians, 2,000 are licensed audiologists in private practice, and the remaining 6,500 are hearing aid specialists (individuals who may not have any formal training or qualifications). Industry surveys estimate that approximately 5% of all outstanding hearing aids are sold in physicians' offices, 40% are dispensed by qualified audiologists in private practice and the remaining are sold by hearing aid specialists. Because there is no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of "competitors" of the Company in the various states in which the Company has operations or the percentage of market share enjoyed by the Company. Based on industry-reported sales in 1995 in the State of Florida, the Company's market share of hearing aid sales was approximately 10%.

      Most competitors are small retailers generally focusing on the sale of hearing aids without providing comprehensive audiometric testing and other professional services. Among the larger distributors of hearing aids are: (1) Bausch & Lomb, a hearing aid manufacturer whose distribution system is through a national network of over 1,000 franchised stores (Miracle Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a privately-owned hearing aid manufacturer that distributes its products primarily through its network of approximately 600 franchised dealers. Many of these stores and dealers are located in the areas the Company serves.

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


Regulation

  Federal

      The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination. In 1993, the State of Vermont petitioned the FDA to drop the waiver provision and mandate a physician visit. A final decision has never been generated. FDA hearings were held in Washington, D.C. in the fall of 1993 regarding changes for regulations affecting the hearing industry. New regulations were expected to be promulgated in 1995, but never took place. Approximately 85% of the patients in HEARx centers are members of the managed care or institutional providers with whom HEARx has contracts to provide hearing care. These organizations require a physician referral. Consequently, a new federal or state physician referral mandate should not have an adverse impact on the Company's operations. Although the FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 3-30 days, HEARx offers its customers up to a 60-day return policy. The extension of HEARx's normal 30-day term is given to patients provided that the purchaser participates in the HEARx Educational Learning Program (H.E.L.P.).

      In addition, because the Company centers accept Medicare and Medicaid patients, the centers must maintain their eligibility as Medicare/Medicaid providers and must comply with related federal anti-fraud, anti-kickback and other applicable regulations. Federal laws prohibit the payment of remuneration ("kickbacks") in return for a physician referring a Medicare or Medicaid patient, and those laws limit physicians from referring patients to providers in which they have a financial interest. The Company believes that none of its managed-care or other provider contracts are violative of the anti-kickback statute.

      The Company cannot predict the effect of future changes in federal or state laws, including changes which may result from proposals for comprehensive federal health care reform legislation now being considered by the U.S. Congress, or the impact that changes in existing federal or state laws or in the interpretation of those laws might have on the Company. The Company believes it is in material compliance with all existing federal regulatory requirements.


  State

      Most states have established formal licensing boards that certify qualified audiologists or dispensers before they may begin their practice, though some states such as Massachusetts, New York and Colorado have no certification requirements. Inspection of facilities, quality control and advertising are largely unregulated at the State level.

      The Company believes it is in material compliance with all applicable state regulatory requirements.


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


Year ended December 29, 1995 vs. Year ended December 30, 1994, and Year ended December 30, 1994 vs. Year ended September 30, 1993

  Results of Operations

      For the year ended December 29, 1995, the Company's revenues were $11,170,068, an increase of $6,838,920 or 158% from 1994. This increase resulted from the first year of revenue from the 18 Florida retail hearing aid centers acquired from Hearing Health Services, Inc. ("HHS"), plus revenues recognized from seven contracts with managed care companies signed in late 1994. Included in sales for the year ended December 29, 1995, are revenues from "capitation contracts" of $1,570,000 and approximately $2,330,000 for additional sales to members of the managed care companies. The Company has "capitation contracts" with certain managed care companies to provide hearing care services. "Capitation contracts" are those contracts which provide for payments to the Company on a per member per month basis. Under these contracts, a member patient is entitled to testing services and a product credit in respect of a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in these contracts, the recipient can receive this credit once every three years. Any additional services or products purchased and the price of the services and products provided on the first visit over the group discount are the obligation of the recipient. 1994 revenues were $4,331,148 which represented a decrease of $3,003,919 or 41% from 1993. This decrease was primarily due to the restructuring and expense reduction program completed during 1994 in which 14 unprofitable centers were closed.

      Cost of products sold for the year ended December 29, 1995 was $3,571,725, an increase of $1,980,549 or 124% from 1994. This increase was related to the increased sales volume from the 18 centers purchased in late 1994 from HHS and the increased volume generated from the seven managed care contracts. 1994 cost of products sold of $1,591,176 decreased by $1,261,189 or 44% from 1993 due to the 14 centers closed in 1994 as a result of the restructuring program. Cost of products sold as a percentage of sales was lower in 1995 (31.98%) compared to 1994 (36.74%) and 1993 (38.89%) mainly due to understandings with vendors in 1995 to reduce costs in light of planned increases in future purchases.

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

      The Company has incurred significant losses during each year since its inception. Currently, two main steps are being taken by the Company to address this. The first step is the Company's expansion of its contractual relationships with health insurance and managed care organizations, which is expected to result in revenue increases. Management believes the shift of patients from the Medicare population to managed care which has occurred in recent years will continue and, in fact, increase in the future. To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of this shift. See "Business - Growth Strategy - Company-owned Centers." To support the requirements of the Company's current and future participation in such contracts, the Company plans to expand its network of centers to approximately 250 centers over the next several years. The second step being taken by the Company is cost savings expected to result from an increase in volume purchases from vendors, and from efficiencies related to marketing and personnel costs expected to result from the opening of "clusters" of centers during the center network expansion. See "Business - Growth Strategy - Company-owned Centers." While the Company has already begun to expand its center network using funds from the January 1996 private placement of Senior Preferred Stock, and has continued to enter into new managed care contracts with health insurance and managed care organizations, there can be no assurance that such steps will result in enough increased revenue and cost savings to reverse the losses and achieve profitability in the near or long term.

      The Company's net sales and revenues and net losses from continuing operations have not been materially affected by inflation and changing prices during 1995, 1994 and 1993.


Fourth Quarter Adjustments - Years ended December 29, 1995 and December 30, 1994 and Year ended September 30, 1993

      Fourth quarter adjustments for 1995 were an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expense of $284,201.

      There were no significant fourth quarter adjustments for the year ended December 30, 1994.

      Other than the provision of $1,427,827 for the estimated costs of closing of 14 centers (including four centers in Georgia and seven centers on the west coast of Florida), and certain corporate restructuring expenses, losses in the fourth quarter of the year ended September 30, 1993 increased by $1,406,230 as a result of certain adjustments (some of which pertained to prior quarters) primarily related to correcting an intercompany account, adjusting the sales returns allowance account, adjusting various accruals and adjustments to allowance for doubtful accounts. The 14 centers were closed as part of an overall restructuring effort in 1993 at a point in time at which the Company needed to respond to a general downturn in the industry by cutting costs and redeploying its resources. The centers slated for closing were chosen mainly because of their lack of profitability and their undesirable locations The total restructuring provision and the fourth quarter adjustments contributed to an overall increase in the net loss of $2,833,287, or $.09 per share. The Company believes that the restructuring was necessary in response to the general downturn in the market caused by adverse national publicity affecting the industry at that time. The sources of the adverse publicity included television news segments carried on NBC Dateline and CBS 60 Minutes, certain FDA-imposed manufacturer fines, FTC-imposed distributor fines and federal legislative inquiries into issues facing the aging American population. The Company was never a target of the adverse press or the enforcement actions taken by the FDA or the FTC. Since that time, many providers in the hearing care industry have endeavored to improve the industry and an industry trade association, the Hearing Industry Association, has been active in consumer education programs. Management believes that the industry now has a much improved public image and that the potential for the hearing care market is now significantly better than in 1993. The Company has therefore undertaken the controlled expansion program, growing centers in response to signed contracts with insurance and managed care companies.


Discontinued Operations - Year ended September 30, 1993

      During September 1993, management formulated a plan to dispose of its Special Instrument Division so that it could concentrate its resources on its main business. This Division had a loss of $316,507 in 1993 and had assets valued at $498,713 at September 30, 1993. Additional costs associated with closing this Division were estimated to be $103,500, resulting in a net loss of $918,720 for 1993. Although a note receivable for $450,000 was received from a group of former employees of the Division as consideration for the sale of the Division in January 1994, management felt the full amount of $498,713 should be reserved. Since the Division had not been profitable during the time it was being managed by the group of former employees of the Company, and the value of the former Division's assets collateralizing the note was not significant, management determined that a 100% reserve was necessary. The note matures January 1999, bears interest at 6% per annum, and is secured by furniture, fixtures and other assets. Through March 1996, the Company has been paid $227,325 on the note.


Liquidity and Capital Resources

      Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public offerings of stock and warrants, and a commercial bank line of credit. During 1995, cash flow from financing activities consisted of a $1,500,000 private placement from individual investors, a total of $1,600,600 from three institutional private placements, plus a short term loan of $1,100,000 from two investors and a loan of $270,000 from the principal shareholder. These funds were used to pay for the construction of 15 new centers in New York and New Jersey plus the payment of associated costs for the new point-of-sale and accounting computer systems.

      The Company also receives revenue from the sale of hearing care products. Approximately 85% of the Company's revenues is generated from sales derived directly (payments received from the managed care or insurance company) or indirectly (sales of goods and services to the insured or managed care beneficiary which are not covered by the policy or managed care program) from the Company's contracts with insurance and managed care companies. The remaining 15% of sales is generated from private pay customers as a result of direct Company marketing efforts. The Company has not experienced delays in payment of revenue from capitation contracts; however, delays in payment have been experienced from health insurance organizations and Medicare and Medicaid insurance providers. Agings of accounts receivable from the payment sources other than capitation contract revenue vary based on the payors' payment cycles.

      During fiscal years 1995, 1994 and 1993, the Company has sustained losses. On December 29, 1995, the Company had a working capital deficiency of $1,317,179 as compared to a working capital deficiency of $623,200 on December 30, 1994 of which $1,100,000 related to a short term loan from two investors. On December 29, 1995, the Company was in compliance with all covenants in its loan agreements.

      Future sources of funds include funds generated from operations as well as the offer and sale of the Company's securities. In January 1996, the Company took steps to correct its working capital deficit by successfully completing a private placement of 6,000 shares of 1996 Senior Preferred Stock and Common Stock purchase warrants for a total purchase price of $6,000,000, consisting of $4,900,000 in cash and the conversion of the $1,100,000 short term loan. Management believes that the impact of the positive working capital from this transaction coupled with the estimated revenues to be generated from the new northeast centers (see Footnote 3b) will be sufficient to cover any foreseeable 1996 operating deficit. To further positively impact cash flow, the Company entered into a trade financing agreement to provide its diagnostic equipment needs (see Footnote 3c). The sale of the 1996 Senior Preferred Stock in January 1996 did not cause a "change in control" which would result in an annual limitation of the Company's net operating loss carryforward under Section 382 of the Internal Revenue Code of 1986, as amended.

      The costs associated to start up a new center vary depending on the size of the center and its location. Typically, new centers are leased under operating leases and range from 1,500 to 2,000 square feet in size. Center start-up costs include leasehold build out costs and costs of equipment, including diagnostic, computer and testing equipment. Funds to support the planned expansion of the Company's network of centers is expected to come from additional sales of the Company's securities, although there can be no assurance that funds will be available on terms favorable to or otherwise acceptable to the Company.

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

      During 1993, cash flow from financing activities was the result of 3M's exercise of its right to purchase the Senior Preferred Stock Series D and G for a total of $2,000,000, net proceeds from a private warrant offering of $748,526, and the completion in October 1992 of a public warrant offering for $256,747. The funds were used principally to acquire the new centers in 1993 and for working capital. While the Company is no longer the sole distributor of 3M hearing products in Florida, the availability of other sources of quality hearing products is such that the Company does not believe any negative impact on the Company's future operations will occur.


Item 11.   Executive Compensation

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

      The Board of Directors does not use any formulas or other objective criteria to establish compensation for its executive officers. Instead, the decisions are based on subjective performance evaluations and, with respect to executive officers other than Dr. Brown, the Company's Chief Executive Officer, the salary and bonus recommendations of Dr. Brown. In light of the Company's financial position and overall corporate performance, the Board of Directors determined to keep the salaries of its two executive officers at a modest level relative to the Board's understanding of the salary levels of executives with comparable experience and skills at other public companies. The subjective evaluations of the Company's executive officers by Dr. Brown and the Board are based on assessments of the overall performance of the executive officer in his position, including the time and effort expended in the discharge of his duties, his ability to address and resolve the challenges faced by the Company and the contributions made by the officer in the successes experienced by the Company (including internal corporate management matters as well as marketing and customer relations). As for Dr. Brown, because of the Company's financial condition, Dr. Brown determined to waive payment of any cash compensation to him until the Company can achieve two successive quarters of profitability. Based on advice from the Company's former independent auditors to remedy an unintended adverse financial consequence to the Company of Dr. Brown's salary waiver, the Company granted Dr. Brown an option in fiscal 1993 to purchase 100,000 shares of the Company's Common Stock at a purchase price of $2.00 per share. No options were granted to Dr. Brown in fiscal 1995 and 1994.

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

                COMPARISON OF 63 MONTH CUMULATIVE TOTAL RETURN*
             AMONG HEARx LTD., THE NASDAQ STOCK MARKET - US INDEX
                       AND THE NASDAQ NON-FINANCIAL INDEX

                               [PERFORMANCE GRAPH]

                                              Cumulative Total Return
                               -------------------------------------------------
                                9/90   9/91   9/92  9/93   12/93   12/94   2/95
                               ------ ------ ------ ------ ------ ------- ------
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


Item 13.   Certain Relationships and Related Transactions

   a. Relationship with Minnesota Mining and Manufacturing Company

   Pursuant to a series of agreements, the first of which was executed in October 1991, between the Company and Minnesota Mining and Manufacturing Company ("3M"), 3M acquired from the Company or obtained options to acquire from the Company shares of up to seven different series of senior preferred stock at varying purchase prices. The Company also entered into a number of different arrangements with 3M pursuant to which the Company became an authorized distributor of hearing aids manufactured by 3M. 3M has exercised all but two of its options to purchase senior preferred stock. Under certain of the options and stock purchase agreements, the Company granted to 3M the right to participate in future financings by the Company. Specifically, the Company granted to 3M the right to elect to purchase a pro-rata portion of new equity offerings by the Company in order to maintain its overall ownership interest in the Company. 3M has never elected to make any such purchases in the past. In addition, Paul A. Brown, M.D., the Chairman of the Board and Chief Executive Officer of the Company, agreed with 3M that he would not sell for five years any shares of Common Stock or securities convertible into or exchangeable for Common Stock; he further agreed to afford 3M the right of first refusal to purchase all or any portion of such shares and the right to approve any potential purchaser. Dr. Brown's agreements with 3M do not apply to the sale in the open market or the transfer by gift of up to 5% of Dr. Brown's security holdings (on a fully converted basis). Dr. Brown's five-year agreement with 3M terminated in February of 1996.

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


                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HEARx LTD.
Date:  July 23, 1996
                                      By: /s/ Paul A. Brown
                                          --------------------------------------
                                          Paul A. Brown, M.D.
                                          Chairman of the Board