Form 10-Q/A
period 1996-03-29
HEARX LTD
filed 1996-07-26
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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

                                    Delaware
- --------------------------------------------------------------------------------
         (State of Other Jurisdiction of Incorporation or Organization)

                                   22-2748248
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida                     33407
- --------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code (407) 478-8770


- --------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

      Indicate by check [x/] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x/] No [ ]

On March 29, 1996, 65,909,183 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:

            Consolidated Balance Sheets -
                  March 29,1996 and December 29, 1995                    3 - 4

            Consolidated Statements of Operations -
                  Three Months ended March 29, 1996 and
                        March 31, 1995                                       5

            Consolidated Statements of Cash Flows -
                  Three Months ended March 29, 1996 and
                        March 31, 1995                                  6 -  7

            Notes to Consolidated Financial Statements                  8 - 14


      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                        Operations                                     15 - 18


PART II.  OTHER INFORMATION:

      Item 6.  Exhibits and reports on Form 8-K                             18

            Signatures                                                      19

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                   March 29, 1996
                                                    -------------------------------------------
                                                       Pro Forma                                           December 29,
                                                       (Note 11)                   Actual                      1995
                                                    ----------------           ----------------           ----------------
                                                      (unaudited)                (unaudited)                 (audited)

ASSETS

Current:
 Cash and cash equivalents                              $25,549,598                 $3,404,148                   $933,539
 Accounts and notes receivable, less allowance
  for doubtful accounts of
         $353,834 and $341,234                            2,066,243                  2,066,243                  1,227,993
 Inventories                                                317,547                    317,547                    395,983
 Prepaid expenses and other current assets                1,121,202                  1,121,202                    529,418
                                                    ----------------           ----------------           ----------------

Total current assets                                     29,054,590                  6,909,140                  3,086,933
                                                    ----------------           ----------------           ----------------

Property and equipment:
 Equipment, furniture and fixtures                        2,122,472                  2,122,472                  2,357,101
 Leasehold improvements                                     760,997                    760,997                    729,144
 Construction-in-progress                                 2,965,719                  2,965,719                  1,309,127
                                                    ----------------           ----------------           ----------------

                                                          5,849,188                  5,849,188                  4,395,372
 Less accumulated depreciation
  and amortization                                        1,967,240                  1,967,240                  1,871,490
                                                    ----------------           ----------------           ----------------

Net property and equipment                                3,881,948                  3,881,948                  2,523,882

Other                                                     1,676,790                  1,676,790                    839,813
                                                    ----------------           ----------------           ----------------

                                                          5,558,738                  5,558,738                  3,363,695
                                                    ----------------           ----------------           ----------------

                                                        $34,613,328                $12,467,878                 $6,450,628
                                                    ================           ================           ================

                                                                                                               (Continued)

See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                   March 29, 1996
                                                    -------------------------------------------
                                                       Pro Forma                                           December 29,
                                                       (Note 11)                   Actual                      1995
                                                    ----------------           ----------------           ----------------
                                                      (unaudited)                (unaudited)                 (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Current liabilities:
 Current portion of long-term debt                         $969,582                   $969,582                 $2,030,774
 Current portion of obligations
  under capital leases                                       49,781                     49,781                     56,206
 Short-term loan - principal shareholder                   -                          -                           100,000
 Accounts payable - trade                                 1,841,397                  1,841,397                  1,597,714
 Accrued expenses                                           678,538                    678,538                    619,418
                                                    ----------------           ----------------           ----------------

Total current liabilities                                 3,539,298                  3,539,298                  4,404,112
                                                    ----------------           ----------------           ----------------

Long-term debt, net of current portion - other              220,038                    220,038                    460,194
Long-term debt, net of current portion -
  principal shareholder                                   2,122,673                  2,122,673                  1,845,000
Obligations under capital leases,
  net of current portion                                      3,860                      3,860                     11,106
                                                    ----------------           ----------------           ----------------

Total long-term debt                                      2,346,571                  2,346,571                  2,316,300
                                                    ----------------           ----------------           ----------------

(Capital Deficit) Stockholders' Equity
Non-Redeemable Preferred Stock:
 $1 par; authorized 2,000,000 shares,
  issued and outstanding
  1992, Senior A, 30,000 shares;                           -                          -                            30,000
  1992, Senior B, 22,500 shares;                           -                          -                            22,500
  1993, Senior D, 14,926 shares;                           -                          -                            14,926
  1993, Senior G, 14,926 shares;                           -                          -                            14,926
  1995, Senior E, 6,472 shares;                            -                          -                             6,472
    (Total aggregate amount of liquidation
     preference for the above - $5,400,000)
                                                    ----------------           ----------------           ----------------

                                                           -                          -                            88,824
  Series C, 1992,  Convertible, 10,000 shares;             -                          -                            10,000
  1994, Convertible, 5,000 shares;                         -                          -                             5,000
  1996, Senior, 6,000 shares;                              -                             6,000                   -
  1996, Series A, 5,100 shares;                               5,100                   -                          -
  1996, Series B-1, 15,000 shares;                           15,000                   -                          -
  1996, Series B-2, 9,900 shares;                             9,900                   -                          -
                                                    ----------------           ----------------           ----------------

                                                             30,000                      6,000                    103,824
Common stock, $.10 par;
 authorized 100,000,000 shares,
 issued: 65,909,183                                       6,590,918                  6,590,918                  4,795,678
Treasury Stock                                             (625,000)                  (625,000)                  -
Additional paid-in capital                               50,877,291                 28,755,841                 23,079,016
Accumulated deficit                                     (28,135,626)               (28,135,626)               (28,234,803)
Unamortized deferred compensation                           (10,124)                   (10,124)                   (13,499)
                                                    ----------------           ----------------           ----------------

Total (capital deficit) stockholders' equity             28,727,459                  6,582,009                   (269,784)
                                                    ----------------           ----------------           ----------------

                                                        $34,613,328                $12,467,878                 $6,450,628
                                                    ================           ================           ================

See notes to consolidated financial statements


                                                 HEARx LTD. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                           THREE MONTHS  ENDED  MARCH  29, 1996
                                                     AND  MARCH 31, 1995
                                                                                    1996                       1995
                                                                               ----------------           ----------------
                                                                                 (unaudited)                (unaudited)

Net Sales                                                                           $4,718,192                 $3,327,028
                                                                               ----------------           ----------------

Costs and expenses:
 Cost of products sold                                                               1,391,646                  1,061,639
 Center operating expenses                                                           2,236,956                  1,754,660
 General and administrative expenses                                                   787,557                    366,940
 Depreciation and amortization                                                         145,347                     84,246
 Interest expense                                                                       57,509                     30,179
                                                                               ----------------           ----------------

Total expenses                                                                       4,619,015                  3,297,664
                                                                               ----------------           ----------------

Income before income taxes                                                              99,177                     29,364

Provision for income taxes                                                            -                          -
                                                                               ----------------           ----------------

Net Income                                                                              99,177                     29,364
                                                                               ================           ================

Net Income per Common Share                                                              $0.00                      $0.00
                                                                               ================           ================

Weighted average number of shares of common stock outstanding                       51,093,536                 39,003,252
                                                                               ================           ================


See notes to consolidated financial statements

                                                HEARx LTD. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  THREE MONTHS ENDED MARCH 29, 1996 AND MARCH 31, 1995
                                    Increase (decrease) in cash and cash equivalents
                                                                                    1996                       1995
                                                                               ----------------           ----------------
                                                                                 (unaudited)                (unaudited)

Cash flows from operating activities:
 Net Income                                                                            $99,177                    $29,364
 Adjustments to reconcile net income to net
  cash provided (used) in operating activities:
  Depreciation and amortization                                                        145,347                     84,246
  Non-cash expense to advisors/consultants                                              38,250                     43,051
  Non-cash expense for customer list                                                   239,070                     82,333
  Non-cash expense for executive stock
   bonuses/deferred compensation stock plans                                             3,375                    119,076

 (Increase) decrease in:
  Accounts and notes receivable                                                       (838,250)                  (230,774)
  Inventories                                                                           78,436                     35,961
  Prepaid expenses and other current assets                                           (591,784)                  (267,752)
  Deferred charges and other                                                          (881,360)                   (22,934)
 Increase (decrease) in:
  Accounts payable                                                                     243,683                    277,030
  Accrued expenses                                                                      59,120                   (216,849)
  Other long-term liabilities                                                         -                           164,667
                                                                               ----------------           ----------------

Net cash used in operating activities                                               (1,404,936)                    97,419
                                                                               ----------------           ----------------

Cash flows from investing activities:
  Purchase of property and equipment                                                (1,463,886)                  (295,983)
  Proceeds from sale of
   property and equipment                                                                4,856                      5,708
                                                                               ----------------           ----------------

Net cash provided used by investing activities                                      (1,459,030)                  (290,275)
                                                                               ----------------           ----------------

                                                                                                          (Continued)
See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED MARCH 29, 1996 AND MARCH 31, 1995
                                         Increase (decrease) in cash and cash equivalents
                                                                                    1996                       1995
                                                                               ----------------           ----------------
                                                                                 (unaudited)                (unaudited)

Cash flows from financing activities:
 Proceeds from issuance of:
  Customer list purchase                                                               213,515                   -
  Conversion of accrued interest - principal shareholder                                63,007                   -
  Conversion of cumulative dividends - principal shareholder                           214,666                   -
 Principal payments:
  Long-term debt                                                                    (1,515,863)                   (49,830)
  Forgiveness of long-term debt                                                        (99,000)                  (117,550)
  Capital lease obligations                                                            (13,671)                    (2,577)
 Proceeds from issuance of capital stock,
   net of offering costs                                                             6,471,921                    340,000
                                                                               ----------------           ----------------

Net cash provided by financing activities                                            5,334,575                    170,043
                                                                               ----------------           ----------------

Net increase (decrease) in
 cash and cash equivalents                                                           2,470,609                    (22,813)

Cash and cash equivalents
 at beginning of period                                                                933,539                    329,007
                                                                               ----------------           ----------------

Cash and cash equivalents
 at end of period                                                                   $3,404,148                   $306,194
                                                                               ================           ================


Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

See notes to consolidated financial statements

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
- --------------------------------------------------------------------------------

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


Note 3.  New Listing:

On March 15, 1996, the Company's Common Stock was listed on the American Stock Exchange under the symbol of "EAR".


Note 4.  Private Placements:

On January 29, 1996, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock and 10,909,090 Common Stock purchase warrants in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. The warrants are exercisable over five years at a price of $.55 per share. The 1996 Senior Preferred Stock may be redeemed by the Company for $6 million at any time. See note 11. If not redeemed within four years, the investors will be entitled to exercise, for a one year period, warrants to purchase an additional 4,000,000 shares of Common Stock at an exercise price of $.55 per share. Under the terms of the 1996 Senior Preferred Stock, the investors generally have the right to approve future debt or equity offerings by the Company. In connection with the private placement, the Company issued warrants to purchase 2,250,000 shares of Common Stock at a price of $.63 per share to an investment banker as a placement fee. Additionally, the agreement provided for the Company to effect a 15 for 1 reverse stock split. The Board of Directors has since decided that it is not in the best interest of the shareholders or the Company to proceed with the above stock split at this time, and it is not expected that a reverse stock split will be proposed in the upcoming June 14, 1996 Annual Stockholders' Meeting. See note 11.


Note 5.  Other Financing:

On March 5, 1996, the Company completed a $2.5 million trade financing agreement with a vendor pursuant to which the vendor will provide financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. A percentage of all hearing aid purchases by the Company from this vendor will be applied to repayment of financed amounts under the financing agreement.


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

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the total $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus $63,000 of accrued interest were converted into a note payable bearing interest at prime plus 3%. Likewise in January, 1996, cumulative dividends of $214,666 associated with the conversion of the Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer has a promissory note of the Company for $1,675,000 which is subordinated to all other indebtedness of the Company. The interest rate is prime plus 3%. The combined total of the above notes payable is $2,122,666.


Note 8.  Stockholders' Equity:

Conversions of Senior Preferred, Series C Preferred, and 1994 Convertible Preferred Stock into shares of Common Stock:

Senior Preferred Stock - Each share of Senior Preferred Stock, Series A, B, D, E and G is convertible at the option of the holder (3M) into 100 shares of Common Stock and is automatically converted into 100 shares of Common Stock upon the listing of the Common Stock on the American or New York Stock Exchanges. As the Company's Common Stock was listed on the American Stock Exchange on March 15, 1996, all shares of the Senior Preferred Stock, Series A, B, D, E and G were automatically converted into 8,882,400 shares of Common Stock.

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


1996 Senior Preferred Stock

As mentioned in note 4, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. Associated warrants with this preferred stock are 10,909,090 at an exercise price of $.55 per share. The 1996 Senior Preferred Stock may be redeemed by the Company for $6 million at any time. If not redeemed within four years, the investors will be entitled to exercise, for a one year period, warrants to purchase an additional 4,000,000 shares of Common Stock at an exercise price of $.55 per share. See note 11.


Common Stock

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

In April 1993, the stockholders of the Company approved the adoption of the Hearx Ltd. Non- Qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors in the Company by granting non-qualified stock options that will promote long-term shareholder value. Grants under the Directors Plan may not exceed 500,000 shares of Common Stock in the aggregate and may be made until the Annual Meeting of Stockholders in 2003. Each year, upon election to the Board, each non-employee director shall be granted a 10-year non-qualified stock option ("Option") to acquire 15,000 shares of Common Stock. The exercise price shall be one hundred percent (100%) of the fair market value of the shares as of the close of business on the business day immediately prior to the date on which the Option is granted. The Board of Directors has adopted a Stock Bonus Plan ("Bonus Plan"). It is the purpose of the Bonus Plan to create an incentive for senior management personnel to work to the very best of their abilities for the achievement of the Company's strategic objectives. To accomplish this purpose, the Board of Directors intends to award shares of Common Stock to eligible employees. The Bonus Plan will be administered by the Board of Directors. Participants in the Bonus Plan must be key executives of the Company or its subsidiaries who are determined by the Board of Directors to be important to the future success of the Company. Members of the Board of Directors are not eligible to participate so long as the Board is administering the Bonus Plan. The plan calls for the Common Stock to be issued at the market price at date of grant, and the aggregate number of shares of Common Stock which may be issued under the Bonus Plan may not exceed 500,000.


Note 10.  Income Taxes:

At March 29, 1996, the Company had net operating loss carryforwards of approximately $25.7 million for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Under Section 382 of the Internal Revenue Code, as amended (the "Code"), any future significant changes in the ownership (as that is defined in Section 382) of the Company or its subsidiaries could result in a limitation of the annual utilization of the tax net operating loss carryforwards. Management has determined that no such change has occurred in connection with any of the Company's stock offerings which occurred as of March 29, 1996. In addition, the conversion and/or exercise of all convertible preferred stock, warrants and options which the Company has issued or agreed to issue in connection with the offerings described in Note 11 below would not result in such a change in control under Section 382.


Note 11.  Subsequent Events and Pro Forma Adjustments:

On May 10, 1996, the Company closed the second of two offerings of its securities in a side-by-side offering pursuant to Regulation D and Regulation S, each promulgated under the Securities Act of 1993, as amended. In the Regulation D offering, the Company entered into a Securities Purchase Agreement with certain purchasers for the sale of a total of 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for a total purchase price of $24,900,000. The first closing of the offering of the Series B-1 and B-2 Preferred Stock occurred on May 7, 1996, and the Company received gross proceeds of $12,450,000. The second closing of this offering and the receipt by the Company of the remaining gross proceeds of $12,450,000, will occur upon the effectiveness of a registration statement on Form S-3 for the Common Stock underlying the Series B-1 and B-2 Preferred Stock and related Warrants. In the related Regulation S offering, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for a total purchase price of $5,100,000.

Certain of the proceeds from the May, 1996 financing, plus some of the Company's then existing funds, were used to redeem all of the shares of the 1996 Senior Preferred Stock and certain related warrants (a total redemption price to the Company of $6,040,000). As a result of the redemption of the 1996 Senior Preferred Stock, the Company is no longer obligated to effect the reverse stock split (see Note 4 above).

The balance of the net proceeds to the Company from the May, 1996 financing, and the proceeds from the third closing upon the effectiveness of the registration statement will be used by the Company to fund its expansion program and for general corporate purposes.

The pro forma adjustments, to give effect to: 1) the first closing on May 7, 1996 of the offering of 7,500 shares of Series B-1 Preferred Stock and 4,950 shares of B-2 Preferred Stock for consideration of $11,703,000 (gross proceeds of $12,450,000 less finders' fees of $747,000), and the redemption of the 6,000 shares of 1996 Senior Preferred Stock and certain related warrants for a total of $6,054,550 ($6,040,000 redemption price plus $14,550 related legal fees) and 5,100 shares of Series A Convertible Preferred Stock for consideration of $4,794,000 (gross proceeds of $5,100,000 less finders' fees of $306,000), and 2) the second closing on May 10, 1996 of the offering of 7,500 shares of B-1 Preferred Stock and 4,950 shares of B-2 Preferred Stock for consideration of

11,703,000 (gross proceeds of $12,450,000 less finders' fees of $747,000) to be received upon the effectiveness of the registration statement on Form S-3, as if it had occurred on March 29, 1996 are as follows:

Assets                                                             $ 22,145,450
                                                                   ------------
Net increase in cash

Stockholders' Equity

Decrease in 1996 Senior Preferred Stock                                   6,000

Increase in 1996 Series A Convertible Preferred Stock                    (5,100)

Increase in 1996 Series B-1 Preferred Stock                             (15,000)

Increase in 1996 Series B-2 Preferred Stock                              (9,900)

Increase in Additional Paid-In Capital                              (22,121,450)

                                                                  $           -
                                                                  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

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

      Cost of products sold for the three months ended March 29, 1996 increased by $330,007 or 31% over the three months ended March 31, 1995. This increase resulted from the correlated effect of additional revenues from the thirteen new centers that were opened in New York and New Jersey as well as the new Florida centers; however, the percentage of cost of products sold to net sales is lower in 1996 (29.5%) than in 1995 (31.9%) due primarily to the Company's ongoing expense control programs and understandings with vendors beginning in 1995 to reduce costs in light of planned increases in future purchases.

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

      The Company has incurred significant losses during each year since its inception. Currently, two main steps are being taken by the Company to address this. The first step is the Company's expansion of its contractual relationships with health insurance and managed care organizations, which is expected to result in revenue increases. Management believes the shift of patients from the Medicare population to managed care which has occurred in recent years will continue and, in fact, increase in the future. To the extent the Company is successful in contracting with the providers of managed care for the provision of these hearing care goods and services, the Company can enjoy the benefits of this shift. To support the requirements of the Company's current and future participation in such contracts, the Company plans to expand its network of centers to approximately 250 over the next several years. The second step being taken by the Company is cost savings expected to result from an increase in volume purchases from vendors, and from efficiencies related to marketing and personnel costs expected to result from the opening of "clusters" of centers during the center network expansion. While the Company has already begun to expand its center network using funds from offerings of Preferred Stock (see note 4 and note 11), and has continued to enter into new managed care contracts with health insurance and managed care organizations, there can be no assurance that such steps will result in enough increased revenue and cost savings to reverse the losses and achieve profitability in the near or long term.


                                Subsequent Events

      Effective May 31, 1996, Humana Health Care Plans of Florida ("Humana") declined to renew its contract with the Company to provide coverage to Humana Medicare members on the east coast of Florida (the contract to service Humana Medicare members living on the west coast of Florida was unaffected). Total revenues from Humana east coast members were approximately $2 million in 1995, or 18% of the Company's total revenues. The Company is confident that new contracts with other providers obtained by the Company in 1996 will replace those lost revenues.


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

      Same center sales for the three months ended March 29, 1996 were approximately $3,784,000 compared to approximately $2,544,000 for the three months ended March 31, 1995. The increase of $1,240,000 (49%) was due primarily to the increase in revenues resulting from the new managed care contracts which were signed in late 1994 and throughout 1995.

      The costs associated to start up a new center vary depending on the size of the center and its location. Typically, new centers are leased under operating leases and range from 1,500 to 2,000 square feet in size. Center start up costs include leasehold build out costs and costs of equipment including diagnostic, computer, and testing equipment. The Company believes that with the proceeds from the recent offerings (see note 11), it will have sufficient funds to support the planned expansion to approximately 250 centers in the Company's network. There can be no assurance, however, that such expansion can be made fully with such funds or that all such funds will be received by the Company.

      The Company receives revenues from the sale of hearing care products. Approximately 85% of the Company's revenues is generated from sales derived directly (payments received from the managed care or insurance company) or indirectly (sales of goods and services to the insured or managed-care beneficiary which are not covered by the policy or the managed care program) from the Company's contracts with insurance and managed care companies. The remaining 15% of sales is generated from private pay customers as a result of direct marketing efforts of the Company. The Company has not experienced delays in payment of revenue from capitation contracts (those which provide for payments to the Company on a per member per month basis); however, delays in payment have been experienced from health insurance organizations and Medicare and Medicaid insurance. Agings of accounts receivable from the payment sources other than capitation contract revenues vary based on the payors' payment cycles. In the past the financing of these receivables have been from stockholder loans, vendor loans or from operations. The infusion of approximately $22.1 million net proceeds from the sales of preferred stock (see note 11) will provide any necessary financing of growth in accounts receivable for the ensuing year.

      Management has determined that there has been no change in ownership, as defined in Section 382 of the Code, in connection with any of the Company's stock offerings which occurred as of March 29, 1996, which would result in an annual limitation of the Company's net operating loss carryforward. In addition, the conversion and/or exercise of all convertible preferred stock, warrants and options which the Company has issued or agreed to issue in connection with the offerings described in Note 11 would not result in such a change in ownership under Section 382.

      While the Company is no longer the sole distributor of 3M hearing products in Florida (and, in fact, 3M is no longer in the hearing care business), the availability of other sources of quality hearing products is such that the Company does not believe any negative impact on the Company's future operations will occur.

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

      With proceeds from the recent private placements, the Company expects to meet its cash needs for its existing operations as well as for the planned expansion to approximately 250 centers. HEARx believes that with the continued implementation of its cost control programs and the further development and execution of anticipated managed care contracts, the Company should not have a need to seek other financing in the near future except for additional expansion requirements which may be necessitated by new contracts; however, there can be no assurance that other unforeseeable events will not occur which will require additional financing.


PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits - See Exhibit Index.

            (b)   Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEARx Ltd.
                                   (Registrant)


Date: July 25, 1996                By:   /s/Stephen J. Hansbrough
                                         ---------------------------------------
                                         Stephen J. Hansbrough
                                         President and
                                         Chief Operating Officer


Date: July 25, 1996                 By:  /s/Tommy E. Kee
                                         ---------------------------------------
                                         Tommy E. Kee
                                         Vice President and
                                         Secretary and Treasurer

                                INDEX TO EXHIBITS

Exhibit Number    Exhibit
- --------------    --------------------------------------------------------------

  3.1 Restated Certificate of Incorporation of the Company, including certificates of designations, preferences and rights of the preferred stock of the Company (filed as Exhibit 3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 1996, incorporated herein by reference).

  3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY)).

  27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)*

- ----------

*Previously filed.

