Form 10-Q/A
period 1996-03-29
HEARX LTD
filed 1996-08-08
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A2

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
                                                    ================           ================           ================

                                                                                                               (Continued)

See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                   March 29, 1996
                                                    -------------------------------------------
                                                       Pro Forma                                           December 29,
                                                       (Note 11)                   Actual                      1995
                                                    ----------------           ----------------           ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Current liabilities:
 Current portion of long-term debt                         $969,582                   $969,582                 $2,030,774
 Current portion of obligations
  under capital leases                                       49,781                     49,781                     56,206
 Short-term loan - principal shareholder                   -                          -                           100,000
 Accounts payable - trade                                 1,841,397                  1,841,397                  1,597,714
 Accrued expenses                                           678,538                    678,538                    619,418
                                                    ----------------           ----------------           ----------------
Total current liabilities                                 3,539,298                  3,539,298                  4,404,112
                                                    ----------------           ----------------           ----------------

Long-term debt, net of current portion - other              220,038                    220,038                    460,194
Long-term debt, net of current portion -
  principal shareholder                                   2,122,673                  2,122,673                  1,845,000
Obligations under capital leases,
  net of current portion                                      3,860                      3,860                     11,106
                                                    ----------------           ----------------           ----------------
Total long-term debt                                      2,346,571                  2,346,571                  2,316,300
                                                    ----------------           ----------------           ----------------

(Capital Deficit) Stockholders' Equity
Non-Redeemable Preferred Stock:
 $1 par; authorized 2,000,000 shares,
  issued and outstanding
  1992, Senior A, 30,000 shares;                           -                          -                            30,000
  1992, Senior B, 22,500 shares;                           -                          -                            22,500
  1993, Senior D, 14,926 shares;                           -                          -                            14,926
  1993, Senior G, 14,926 shares;                           -                          -                            14,926
  1995, Senior E, 6,472 shares;                            -                          -                             6,472
    (Total aggregate amount of liquidation
     preference for the above - $5,400,000)
                                                    ----------------           ----------------           ----------------
                                                           -                          -                            88,824

  Series C, 1992,  Convertible, 10,000 shares;             -                          -                            10,000
  1994, Convertible, 5,000 shares;                         -                          -                             5,000
  1996, Senior, 6,000 shares;                              -                             6,000                   -
  1996, Series A, 5,100 shares;                               5,100                   -                          -
  1996, Series B-1, 15,000 shares;                           15,000                   -                          -
  1996, Series B-2, 9,900 shares;                             9,900                   -                          -
                                                    ----------------           ----------------           ----------------
                                                             30,000                      6,000                    103,824

Common stock, $.10 par;
 authorized 100,000,000 shares,
 issued: 65,909,183                                       6,590,918                  6,590,918                  4,795,678
Treasury Stock                                             (625,000)                  (625,000)                  -
Additional paid-in capital                               59,877,291                 28,755,841                 23,079,016
Accumulated deficit                                     (37,135,626)               (28,135,626)               (28,234,803)
Unamortized deferred compensation                           (10,124)                   (10,124)                   (13,499)
                                                    ----------------           ----------------           ----------------
Total (capital deficit) stockholders' equity             28,727,459                  6,582,009                   (269,784)
                                                    ----------------           ----------------           ----------------
                                                        $34,613,328                $12,467,878                 $6,450,628
                                                    ================           ================           ================

See notes to consolidated financial statements


                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  THREE MONTHS ENDED MARCH 29, 1996
                                                         AND MARCH 31, 1995

                                                                                    1996                       1995
                                                                               ----------------           ----------------

Net Sales                                                                           $4,718,192                 $3,327,028
                                                                               ----------------           ----------------

Costs and expenses:
 Cost of products sold                                                               1,391,646                  1,061,639
 Center operating expenses                                                           2,236,956                  1,754,660
 General and administrative expenses                                                   787,557                    366,940
 Depreciation and amortization                                                         145,347                     84,246
 Interest expense                                                                       57,509                     30,179
                                                                               ----------------           ----------------
Total expenses                                                                       4,619,015                  3,297,664
                                                                               ----------------           ----------------

Income before income taxes                                                              99,177                     29,364
Provision for income taxes                                                            -                          -
                                                                               ----------------           ----------------
Net Income                                                                              99,177                     29,364
                                                                               ================           ================
Net Income per Common Share                                                              $0.00                      $0.00
                                                                               ================           ================
Weighted average number of shares of common stock outstanding                       51,093,536                 39,003,252
                                                                               ================           ================

Pro Forma Effect of Deemed Preferred Stock Dividend (Note 11):
- --------------------------------------------------------------

Net Income-Actual                                                                  $    99,177
Deemed dividend on Convertible Preferred Stock                                      (9,000,000)
                                                                               ----------------
Net Loss Applicable to Common Stockholders                                         $(8,900,823)
                                                                               ================
Net Loss Per Common Share                                                               $(0.17)
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

In connection with these private placements, the Company expects to report a noncash charge against earnings (loss) available to common stockholders of approximately $9,000,000 during 1996. This charge relates to the discounted conversion price for the shares of Common Stock issuable on conversion of the Preferred Stock, and will only impact the calculation of earnings per share related to the Common Stock. The amount of the charge was computed by taking the difference between the $5.00 conversion price (as defined) and the per share market price of the Common Stock on the date of each of the first two closings ($6.50) multipled by the number of shares issuable based on the $5.00 conversion price.

The pro forma adjustments, to give effect to: 1) the first closing on May 7, 1996 of the offering of 7,500 shares of Series B-1 Preferred Stock and 4,950 shares of B-2 Preferred Stock for consideration of $11,703,000 (gross proceeds of $12,450,000 less finders' fees of $747,000), and the redemption of the 6,000 shares of 1996 Senior Preferred Stock and certain related warrants for a total of $6,054,550 ($6,040,000 redemption price plus $14,550 related legal fees) and 5,100 shares of Series A Convertible Preferred Stock for consideration of $4,794,000 (gross proceeds of $5,100,000 less finders' fees of $306,000), and 2) the second closing on May 10, 1996 of the offering of 7,500 shares of B-1 Preferred Stock and 4,950 shares of B-2 Preferred Stock for consideration of

$11,703,000 (gross proceeds of $12,450,000 less finders' fees of $747,000) to be received upon the effectiveness of the registration statement on Form S-3, and
3) the recognition of the deemed dividend on convertible preferred stock of $9,000,000, as if it had occurred on March 29, 1996 are as follows:

Assets

Net increase in cash                                               $ 22,145,450
                                                                   ------------
Stockholders' Equity

Decrease in 1996 Senior Preferred Stock                                   6,000
Increase in 1996 Series A Convertible Preferred Stock                    (5,100)
Increase in 1996 Series B-1 Preferred Stock                             (15,000)
Increase in 1996 Series B-2 Preferred Stock                              (9,900)
Increase in Additional Paid-In Capital                              (31,121,450)
Increase in Accumulated Deficit                                       9,000,000

                                                                   $          -
                                                                   ============

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


                                Subsequent Events

      Effective May 31, 1996, Humana Health Care Plans of Florida ("Humana") declined to renew its contract with the Company to provide coverage to Humana Medicare members on the east coast of Florida (the contract to service Humana Medicare members living on the west coast of Florida was unaffected). Total revenues from Humana east coast members were approximately $2 million in 1995, or 18% of the Company's total revenues. The Company is confident that new contracts with other providers obtained by the Company in 1996 will replace those lost revenues. Nevertheless, there can be no assurance that other contracts will not be the subject of a non-renewal or early termination. The Company is aware of no other potential contract terminations at this time.


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

                                   HEARx Ltd.
                                   (Registrant)


Date: August 6, 1996                By:   /s/ Stephen J. Hansbrough
                                         ---------------------------------------
                                         Stephen J. Hansbrough
                                         President and
                                         Chief Operating Officer


Date: August 6, 1996                 By:  /s/ Tommy E. Kee
                                         ---------------------------------------
                                         Tommy E. Kee
                                         Vice President and
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