Form 10-Q
period 1996-06-28
HEARX LTD
filed 1996-08-12
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

                                   22-2748248
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida                       33407
- --------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                          (Zip Code)

       Registrant's Telephone Number, Including Area Code (561) 478-8770

471 Spencer Drive, West Palm Beach, Florida                             33409
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x/] No [ ]

     On June 28, 1996, 67,231,208 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION:

  Item 1. Financial Statements:

         Consolidated Balance Sheets -
                  June 28,1996 and December 29, 1995                      3 -  4

         Consolidated Statements of Operations -
                  Six Months ended June 28, 1996 and
                           June 30, 1995                                       5

         Consolidated Statements of Operations -
                  Three Months ended June 28, 1996 and
                           June 30, 1995                                       6

         Consolidated Statements of Cash Flows -
                  Six Months ended June 28, 1996 and
                           June 30, 1995                                   7 - 8

         Consolidated Statements of Cash Flows -
                  Three Months ended June 28, 1996 and
                           June 30, 1995                                  9 - 10

         Notes to Consolidated Financial Statements                      11 - 17


  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          18 - 21


PART II.  OTHER INFORMATION:

  Item 4.         Submission of Matters to a Vote of
                           Security Holders                                   22

  Item 6.         Exhibits and reports on Form 8-K                            23

                  Signatures                                                  24

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                                        June 28,      December 29,
                                                                                                          1996            1995
                                                                                                    ---------------  ---------------

ASSETS

Current:
 Cash and cash equivalents ..................................... .................................  $    10,648,036  $       933,539
 Accounts and notes receivable, less allowance for doubtful accounts of $364,385 and $341,234 ....        1,867,293        1,227,993
 Receivable from private placements ..............................................................       12,450,000             --
 Inventories .....................................................................................          224,458          395,983
 Prepaid expenses and other current assets .......................................................        1,287,095          529,418
                                                                                                    ---------------  ---------------
Total current assets .............................................................................       26,476,882        3,086,933
                                                                                                    ---------------  ---------------

Property and equipment:
 Equipment, furniture and fixtures ...............................................................        4,231,406        2,357,101
 Leasehold improvements ..........................................................................        2,564,150          729,144
 Construction-in-progress ........................................................................        1,077,843        1,309,127
                                                                                                    ---------------  ---------------
                                                                                                          7,873,399        4,395,372
 Less accumulated depreciation and amortization ..................................................        2,178,654        1,871,490
                                                                                                    ---------------  ---------------
Net property and equipment .......................................................................        5,694,745        2,523,882
Other ............................................................................................        1,516,927          839,813
                                                                                                    ---------------  ---------------
                                                                                                          7,211,672        3,363,695
                                                                                                    ---------------  ---------------
                                                                                                    $    33,688,554  $     6,450,628
                                                                                                    ===============  ===============

                                                                                                                         (Continued)
                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                                     June 28,         December 29,
                                                                                                       1996               1995
                                                                                                 ---------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
 Current portion of long-term debt ...........................................................   $       669,785    $     2,030,774
 Current portion of obligations
  under capital leases .......................................................................             6,783             56,206
 Current portion of principal shareholder debt ...............................................         1,675,000            100,000
 Accounts payable - trade ....................................................................         2,172,639          1,597,714
 Accrued expenses ............................................................................         1,071,044            619,418
 Accrued finders fee for private placements ..................................................           747,000               --
                                                                                                 ---------------    ---------------

Total current liabilities ....................................................................         6,342,251          4,404,112
                                                                                                 ---------------    ---------------

Long-term debt, net of current portion - other ...............................................           232,012            460,194
Long-term debt, net of current portion -
  principal shareholder ......................................................................           447,673          1,845,000
Obligations under capital leases,
  net of current portion .....................................................................             1,701             11,106
                                                                                                 ---------------    ---------------

Total long-term debt .........................................................................           681,386          2,316,300
                                                                                                 ---------------    ---------------
(Capital Deficit) Stockholders' Equity

Non-Redeemable Preferred Stock:
 $1 par; authorized 2,000,000 shares,
  issued and outstanding
  1992, Senior A, 30,000 shares; .............................................................              --               30,000
  1992, Senior B, 22,500 shares; .............................................................              --               22,500
  1993, Senior D, 14,926 shares; .............................................................              --               14,926
  1993, Senior G, 14,926 shares; .............................................................              --               14,926
  1995, Senior E, 6,472 shares; ..............................................................              --                6,472
    (Total aggregate amount of liquidation
     preference for the above - $5,400,000)
                                                                                                 ---------------    ---------------
                                                                                                            --               88,824
  Series C, 1992,  Convertible, 10,000 shares; ...............................................              --               10,000
  1994, Convertible, 5,000 shares; ...........................................................              --                5,000
  1996, Series A, 5,100 shares; ..............................................................             5,100               --
  1996, Series B-1, 7,500 shares; ............................................................             7,500               --
  1996, Series B-2, 4,950 shares; ............................................................             4,950               --
                                                                                                 ---------------    ---------------
                                                                                                          17,550            103,824
Common stock, $.10 par;
 authorized 130,000,000 shares,
 issued: 66,981,208; outstanding: 67,231,208 .................................................         6,723,121          4,795,678
Treasury Stock ...............................................................................          (625,000)              --
Additional paid-in capital ...................................................................        60,434,922         23,079,016
Accumulated deficit ..........................................................................       (39,878,927)       (28,234,803)
Unamortized deferred compensation ............................................................            (6,749)           (13,499)
                                                                                                 ---------------    ---------------
Total (capital deficit) stockholders' equity .................................................        26,664,917           (269,784)
                                                                                                 ---------------    ---------------
                                                                                                 $    33,688,554    $     6,450,628
                                                                                                 ===============    ===============

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   SIX MONTHS ENDED JUNE 28, 1996
                                                          AND JUNE 30, 1995
                                                                                                      1996                1995
                                                                                                ---------------     ----------------

Net Sales ..................................................................................    $     8,962,983     $     6,063,933
                                                                                                ---------------     ---------------
Costs and expenses:
 Cost of products sold .....................................................................          2,861,513           1,918,650
 Center operating expenses .................................................................          5,476,022           3,493,358
 General and administrative expenses .......................................................          2,443,357             859,957
 Depreciation and amortization .............................................................            500,180             170,059
 Interest expense ..........................................................................            125,330              88,890
                                                                                                ---------------     ---------------
Total expenses .............................................................................         11,406,402           6,530,914
                                                                                                ---------------     ---------------
Income/(loss) before income taxes ..........................................................         (2,443,419)           (466,981)
Provision for income taxes .................................................................               --                  --
                                                                                                ---------------     ---------------
Net income/(loss) before dividends on Convertible Preferred Stock ..........................         (2,443,419)           (466,981)
Deemed dividend on Convertible Preferred Stock .............................................         (9,000,000)               --
Dividends on Convertible Preferred Stock ...................................................           (200,705)               --
                                                                                                ---------------     ---------------
Net income/(loss) applicable to common stockholders ........................................    ($   11,644,124)    ($      466,981)
                                                                                                ===============     ===============
Net income/(loss) per Common Share .........................................................    ($         0.20)    ($         0.01)
                                                                                                ===============     ===============
Weighted average number
 of shares of common
 stock outstanding .........................................................................         56,890,174          41,277,010
                                                                                                ===============     ===============

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  THREE MONTHS ENDED JUNE 28, 1996
                                                          AND JUNE 30, 1995
                                                                                                      1996                1995
                                                                                                ---------------     ----------------

Net Sales ..................................................................................    $     4,244,791     $     2,736,905
                                                                                                ---------------     ---------------
Costs and expenses:
 Cost of products sold .....................................................................          1,469,867             857,011
 Center operating expenses .................................................................          3,239,066           1,738,698
 General and administrative expenses .......................................................          1,655,800             493,017
 Depreciation and amortization .............................................................            354,833              85,813
 Interest expense ..........................................................................             67,821              58,711
                                                                                                ---------------     ---------------
Total expenses .............................................................................          6,787,387           3,233,250
                                                                                                ---------------     ---------------
Income/(loss) before income taxes ..........................................................         (2,542,596)           (496,345)
Provision for income taxes .................................................................               --                  --
                                                                                                ---------------     ---------------
Net income/(loss) before dividends on Convertible Preferred Stock ..........................         (2,542,596)           (496,345)
Deemed dividend on Convertible Preferred Stock .............................................         (9,000,000)               --
Dividends on Convertible Preferred Stock ...................................................           (200,705)               --
                                                                                                ---------------     ---------------
Net income/(loss) applicable to common stockholders ........................................    ($   11,743,301)    ($      496,345)
                                                                                                ===============     ===============
Net income/(loss) per Common Share .........................................................    ($         0.18)    ($         0.01)
                                                                                                ===============     ===============
Weighted average number
 of shares of common
 stock outstanding .........................................................................         66,570,196          43,118,030
                                                                                                ===============     ===============

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                      1996                 1995
                                                                                               -----------------    ----------------

Cash flows from operating activities:
 Net loss ................................................................................     ($   11,644,124)     ($      466,981)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ..........................................................             500,180              170,059
  Non-cash expense for dividends on Convertible
   Preferred Stock .......................................................................           9,200,705                 --
  Non-cash expense to advisors/consultants ...............................................             101,500               98,125
  Non-cash expense for customer list .....................................................             239,070                 --
  Non-cash expense for computerized systems ..............................................                --                 82,333
  Non-cash expense for executive stock
   bonuses/deferred compensation stock plans .............................................               6,750              127,076

 (Increase) decrease in:
  Accounts and notes receivable ..........................................................            (639,300)            (598,494)
  Receivable from private placement ......................................................         (12,450,000)            (398,110)
  Inventories ............................................................................             171,525               25,826
  Prepaid expenses and other current assets ..............................................            (757,677)            (482,563)
  Deferred charges and other .............................................................            (916,184)              40,715
 Increase (decrease) in:
  Accounts payable .......................................................................             574,925             (189,770)
  Accrued expenses .......................................................................           1,198,626              (12,589)
  Other long-term liabilities ............................................................                --                164,667
                                                                                               ---------------      ---------------

Net cash used in operating activities ....................................................         (14,414,004)          (1,439,706)
                                                                                               ---------------      ---------------
Cash flows from investing activities:
  Purchase of property and equipment .....................................................          (3,487,518)            (350,151)
  Proceeds from sale of
   property and equipment ................................................................               4,856                6,032
                                                                                               ---------------      ---------------
Net cash used by investing activities ....................................................          (3,482,662)            (344,119)
                                                                                               ---------------      ---------------

                                                                                                                         (Continued)

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                       1996               1995
                                                                                                 ---------------     ---------------

Cash flows from financing activities:
 Proceeds from issuance of:
  Customer list purchase ...................................................................            213,515                --
  Short-term debt - principal shareholder ..................................................               --               170,000
  Conversion of accrued interest - principal shareholder ...................................             63,000                --
  Conversion of cumulative dividends - principal shareholder ...............................            214,666                --
  Long-term debt - major shareholder .......................................................               --               808,000
  Long-term debt - major supplier ..........................................................            482,328                --
 Principal payments:
  Long-term debt ...........................................................................         (2,203,298)            (85,122)
  Forgiveness of long-term debt ............................................................           (181,709)           (187,550)
  Capital lease obligations ................................................................            (58,828)            (17,291)
 Proceeds from issuance of capital stock,
   net of offering costs ...................................................................         29,081,489           1,315,241
                                                                                                ---------------     ---------------
Net cash provided by financing activities ..................................................         27,611,163           2,003,278
                                                                                                ---------------     ---------------
Net increase (decrease) in
 cash and cash equivalents .................................................................          9,714,497             219,453
Cash and cash equivalents
 at beginning of period ....................................................................            933,539             329,007
                                                                                                ---------------     ---------------
Cash and cash equivalents
 at end of period ..........................................................................    $    10,648,036     $       548,460
                                                                                                ===============     ===============

Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         THREE MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                    1996                  1995
                                                                                              -----------------     ----------------

Cash flows from operating activities:
 Net loss ..............................................................................      ($   11,743,301)      ($      496,345)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization ........................................................              354,833                85,813
  Non-cash expense for dividends on Convertible
   Preferred Stock .....................................................................            9,200,705                  --
  Non-cash expense to
   advisors/consultants ................................................................               63,250                55,074
  Non-cash expense for executive stock
    bonuses/deferred compensation stock plans ..........................................                3,375                 8,000

 (Increase) decrease in (net of
     discontinued operations):
  Accounts and notes receivable ........................................................              198,950              (367,720)
  Receivable from private placement ....................................................          (12,450,000)             (398,110)
  Inventories ..........................................................................               93,089               (10,135)
  Prepaid expenses and
   other current assets ................................................................             (165,893)             (214,811)
  Deferred charges and other ...........................................................              (34,824)               63,649
 Increase (decrease) in:
  Accounts payable .....................................................................              331,242              (466,800)
  Accrued expenses .....................................................................            1,139,506               204,260
                                                                                              ---------------       ---------------
Net cash used in operating activities ..................................................          (13,009,068)           (1,537,125)
                                                                                              ---------------       ---------------
Cash flows from investing activities:
  Purchase of property and equipment ...................................................           (2,023,632)              (54,168)
  Proceeds from sale of
   property and equipment ..............................................................                 --                     324
                                                                                              ---------------       ---------------
Net cash used by investing activities ..................................................           (2,023,632)              (53,844)
                                                                                              ---------------       ---------------

                                                                                                                         (Continued)

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         THREE MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                     1996                  1995
                                                                                               ---------------       ---------------

Cash flows from financing activities:
 Proceeds from issuance of:
  Short-term debt - principal shareholder ..............................................                 --                 170,000
  Long-term debt - major supplier ......................................................              482,328                  --
  Long-term debt - major shareholder ...................................................                 --                 808,000
 Principal payments:
  Long-term debt .......................................................................             (687,442)              (35,292)
  Forgiveness of long-term debt ........................................................              (82,709)              (70,000)
  Capital lease obligations ............................................................              (45,157)              (14,714)
 Proceeds from issuance of capital stock,
   net of offering costs ...............................................................           22,609,568               975,241
                                                                                              ---------------       ---------------
Net cash provided by financing activities ..............................................           22,276,588             1,833,235
                                                                                              ---------------       ---------------
Net increase (decrease) in
 cash and cash equivalents .............................................................            7,243,888               242,266

Cash and cash equivalents
 at beginning of period ................................................................            3,404,148               306,194
                                                                                              ---------------       ---------------
Cash and cash equivalents
 at end of period ......................................................................      $    10,648,036       $       548,460
                                                                                              ===============       ===============

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


Note 3. New Listing:

On March 15, 1996, the Company's Common Stock was listed on the American Stock Exchange under the symbol of "EAR".


Note 4. Private Placements:

On January 29, 1996, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock and 10,909,090 Common Stock purchase warrants in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. The warrants are exercisable over five years at a price of $.55 per share. The 1996 Senior Preferred Stock was redeemable by the Company for $6 million at any time. The Company redeemed all 6,000 shares of the 1996 Senior Preferred Stock and certain related warrants for a total of $6,040,000, plus $14,550 related legal fees during May, 1996 with certain proceeds from the May, 1996 financing (described below) plus some of the Company's then existing funds. See also note 8. Under the terms of the 1996 Senior Preferred Stock, the investors generally had the right to approve future debt or equity offerings by the Company. The stock purchase agreement pursuant to which the 1996 Senior Preferred Stock was sold also provided for the Company to effect a 15 for 1 reverse stock split. Now that the shares of 1996 Senior Preferred Stock have been redeemed, the former holders have no approval rights with respect to financings by the Company and the Company is no longer obligated to effect the reverse stock split. In connection with the private placement of the 1996 Senior Preferred, the Company also issued warrants to purchase 2,250,000 shares of Common Stock at a price of $.63 per share to an investment banker as a placement fee.

During May, 1996, the Company completed the first two closings in a side-by-side offering pursuant to Regulation D and Regulation S, each promulgated under the Securities Act of 1993, as amended. In the Regulation D offering, the Company entered into a Securities Purchase Agreement with certain purchasers for the sale of a total of 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for a total purchase price of $24,900,000. The first closing of the offering of the Series B-1 and B-2 Preferred Stock occurred on May 7, 1996, and the Company received gross proceeds of $12,450,000. The second closing of this offering and the receipt by the Company of the remaining gross proceeds of $12,450,000 will occur upon the effectiveness of a registration statement on Form S-3 for the Common Stock underlying the Series B-1 and B-2 Preferred Stock and related Warrants. This registration statement was declared effective by the Securities and Exchange Commission on August 8, 1996. Accordingly, a receivable in the amount of $12,450,000 has been recorded to reflect the gross proceeds that are expected to be received in August, 1996 at this second closing. An accrued payable in the amount of $747,000 also has been recorded to recognize the finders fee associated with this financing. This payable will be paid upon receipt of the gross proceeds. In the related Regulation S offering, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for a total purchase price of $5,100,000. The balance of the net proceeds to the Company from the May 1996 financing and the proceeds from the third closing upon the effectiveness of the registration statement will be used by the Company to fund its expansion program and for general corporate purposes.

In connection with these placements, the Company must report a one- time, noncash charge against earnings (loss) available to common stockholders of approximately $9,000,000 in 1996. See note 11.


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

Note 6. Acquisition, Expansion and Changes in Contracts:

In January, 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable includes interest at 5 1/2 percent and is payable in five annual installments of $50,000 beginning January 22, 1997.

During the first half of 1996, the Company opened 23 in a projected series of 35 new HEARx Centers in the New York, New Jersey and Connecticut areas to provide hearing care to members of Oxford Health Plans, Select Providers, Inc., Cigna Health Plans, Prudential, US Group Coverages, Inc., The New York Hospital Community Health Plan and NYH Health Plan, Inc. Management estimates these contracts will generate $4.25 million in annual revenues in each of the next three years; however, they can be cancelled with ninety days notice by either party at any time.

Effective May 31, 1996, Humana Health Care Plans of Florida ("Humana") declined to renew its contract with the Company to provide coverage to Humana Medicare members on the east coast of Florida (the contract to service Humana Medicare members living on the west coast of Florida was unaffected). Total revenues from Humana east costs members were approximately $2 million in 1995, or 18% of the Company's total revenues. The Company is confident that new contracts with other providers obtained by the Company in 1996 will replace those lost revenues. Nevertheless, there can be no assurance that other contracts will not be the subject of a non- renewal or early termination. The Company is aware of no other potential contract terminations at this time.


Note 7. Long-term Debt:

During December, 1995, two individuals loaned the Company $1,000,000 and $100,000 represented by short term notes payable. During January, 1996, these notes payable were converted into part of the 1996 Senior Preferred Stock (see note 4).

During May, 1995, the Company reached an agreement with Minnesota Mining and Manufacturing Company ("3M") to convert $808,000 of accounts payable into long-term debt. The Company paid $308,000 of this debt in January, 1996 and the remaining $500,000 in May, 1996 with some of the proceeds from the May, 1996 financing.

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the total $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus 63,000 of accrued interest were converted into a three-year note payable bearing interest at prime plus 3%. Likewise in January, 1996, cumulative dividends of $214,666 associated with the conversion of the Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer has a promissory note of the Company for $1,675,000 which is subordinated to all other indebtedness of the Company and is due in April 1997. The interest rate is prime plus 3%. The combined total of the above notes payable is $2,122,666.


Note 8. Stockholders' Equity:

Conversions of Senior Preferred, Series C Preferred, and 1994 Convertible Preferred Stock into shares of Common Stock:
- -------------------------------------------------------------------------

Senior Preferred Stock - Each share of Senior Preferred Stock, Series A, B, D, E and G, is convertible at the option of the holder (3M) into 100 shares of Common Stock and is automatically converted into 100 shares of Common Stock upon the listing of the Common Stock on the American or New York Stock Exchanges. As the Company's Common Stock was listed on the American Stock Exchange on March 15, 1996, all shares of the Senior Preferred Stock (Series A, B, D, E and G) were automatically converted into 8,882,400 shares of Common Stock.

Series C Preferred Stock - During January, 1996, the Series C Preferred Stock was converted by the principal shareholder/officer into 1,040,000 shares of Common Stock, and the cumulative dividends of $214,666 were converted into a promissory note ( see note 7).

1994 Convertible Preferred Stock - Each share of 1994 Convertible Preferred Stock is convertible into 1,000 shares of Common Stock. On March 8, 1996, the holders (Hearing Health Services, Inc. nd three limited partnerships affiliated with Hearing Health Services, Inc.) converted all of the 1994 Convertible Preferred Stock into 5,000,000 shares of Common Stock. Hearing Health Services, Inc. also exercised warrants to purchase 2,500,000 shares of Common Stock at a price of $.25 per share on January 29, 1996, in a cashless exercise resulting in the issuance to Hearing Health Services, Inc. of 2,250,000 shares of Common Stock.


1996 Senior Preferred Stock
- ---------------------------

As described in note 4, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. Associated warrants with this preferred stock are 11,070,480 at an exercise price of $.55 per share. The 1996 Senior Preferred Stock was redeemed by the Company during May, 1996.

1996 Series B-1, Series B-2 and Series A Preferred Stock
- --------------------------------------------------------

As described in note 4, the Company completed the first two closings in a side-by-side offering pursuant to Regulation D and Regulation S. In the first of two closings under the Regulation D offering, the Company sold 7,500 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 4,450 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for a total purchase price of $12,450,000. The remaining gross proceeds of $12,450,000 will be received upon the second closing expected to occur on or about August 13, 1996, after the effectiveness of a registration statement on Form S-3 for the resale of the Common Stock underlying the Series B-1 and B-2 Preferred Stock and related Warrants. In the related Regulation S offering, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for a total purchase price of $5,100,000.


Common Stock
- ------------

As described in note 6, an additional 150,000 shares of Common Stock were issued during January, 1996 for the purchase of the customer list and selected assets of Suffolk County Hearing Aid Center, Inc.

During the first half of 1996, a total of 3,879,500 shares of Common Stock were issued upon the exercise of warrants (includes the exercise of 2,500,000 warrants by Hearing Health Services, Inc.). Also during the first six months of 1996, employee options were exercised resulting in the issuance of 301,125 shares of Common Stock.

During April, 1996, 28,900 shares (5,780 shares per group member) of Common Stock were issued to the five members of the Advisory Group for their annual services to the Company (equivalent to $25,000).


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

In April 1993, the stockholders of the Company approved the adoption of the Hearx Ltd. Non-Qualified Stock Option Plan for Non- Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors in the Company by granting non-qualified stock options that will promote long-term shareholder value. Grants under the Directors Plan may not exceed 500,000 shares of Common Stock in the aggregate and may be made until the Annual Meeting of Stockholders in 2003. Each year, upon election to the Board, each non-employee director shall be granted a 10-year non-qualified stock option ("Option") to acquire 15,000 shares of Common Stock. The exercise price shall be one hundred percent (100%) of the fair market value of the shares as of the close of business on the business day immediately prior to the date on which the Option is granted. During June, 1996, stock options to acquire 15,000 shares of Common Stock were given to each Director (total of 45,000 options).

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


Note 10. Income Taxes:

At June 28, 1996, the Company had net operating loss carryforwards of approximately $37.3 million for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Under Section 382 of the Internal Revenue Code, as amended (the "Code"), any future significant change in the ownership (as that is defined in Section 382) of the Company or its subsidiaries could result in a limitation of the annual utilization of the tax net operating loss carryforwards. Management has determined that no such change has occurred in connection with any of the Company's stock offerings which occurred as of June 28, 1996. In addition, the conversion and/or exercise of all convertible preferred stock, warrants and options which the Company has issued or agreed to issue in connection with the offerings described in Note 4 would not result in such a change of control under Section 382.


Note 11: Deemed Preferred Stock Dividend

In connection with the Company's recently filed Form S-3 relating to the May, 1996 financings (Regulation S and D), the Company has recorded a deemed preferred stock dividend which is shown as a reduction in earnings (loss) available to common stockholders of $9,000,000. This one-time, noncash charge was recorded during the second quarter of 1996. This charge relates to the discounted conversion price for the shares of Common Stock issuable on conversion of the Preferred Stock, and will only impact the calculation of earnings per share related to the Common Stock. The amount of the charge was computed by taking the difference between the $5.00 conversion price (as defined) and the per share market price of the Common Stock on the date of each of the first two closings ($6.50) multiplied by the number of shares issuable upon conversion based on the $5.00 conversion price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Six months ended June 28, 1996 versus six months ended June 30, 1995
- --------------------------------------------------------------------

For the six months ended June 28, 1996, net sales were $8,962,983, an increase of $2,899,050 or 48% over the comparable six months ended June 30, 1995. The main reason for this increase is the inclusion of revenues from the opening of twenty-three (23) centers in New York, New Jersey and Connecticut.

Cost of products sold for the six months ended June 28, 1996 increased by $942,863 or 49% over the six months ended June 30, 1995. This increase resulted from the cost of products sold related to additional revenues from the twenty three new centers that were opened in New York, New Jersey and Connecticut as well as the new Florida centers; however, the percentage of cost of products sold to net sales is about the same as in 1995 mainly because of stable costs of products for the first two quarters of 1996.

Center operating and general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1996 due to the write-off of certain 1996 developmental costs associated with the Company's computer systems, new center pre-opening expenses incurred in 1996, and other selected assets, in the aggregate approximate amount of $1,000,000.

Net loss for the six months ended June 28, 1996 was $11,644,124 (includes a deemed dividend of $9,000,000) as compared to a net loss of $466,981 for the comparable six months ended June 30, 1995.


Three Months Ended June 28, 1996 versus three months ended June 30, 1995
- ------------------------------------------------------------------------

For the three months ended June 28, 1996, net sales were $4,244,791, an increase of $1,507,886 or 55% over the comparable three months ended June 30, 1995. The main reason for this increase is the inclusion of revenues from the opening of ten (10) hearing centers in New York, New Jersey, Connecticut and Florida.

Cost of products sold for the three months ended June 28, 1996 increased by $612,856 or 72% over the three months ended June 30, 1995. This increase resulted from the correlated effect of additional revenues from the ten new centers mentioned above. Costs of products sold during the last two months of the second quarter of 1996 reflected a higher increase over 1995 mainly due to the sale of new hearing aid products with lower gross margins.

Center operating and general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1996 due to the new centers that were opened as well as the decision by the Company to write off certain developmental costs associated with the recently installed computer systems, new center opening expenses and other selected assets that would otherwise have been amortized over the life of the assets.

Net loss for the three months ended June 28, 1996 was $11,743,301 (includes a deemed dividend of $9,000,000) as compared to a net loss of $496,345 for the comparable three months ended June 30, 1995.

The Company has incurred significant losses since its inception. Currently, two main steps are being taken by the Company to address this. The first step is the Company's expansion of its contractual relationships with health insurance and managed care organizations, which is expected to result in revenue increases. Management believes the shift of patients from the Medicare population to managed care which has occurred in recent years will continue and, in fact, increase in the future. To the extent the Company is successful in contracting with the providers of managed care for the provision of these hearing care goods and services, the Company can enjoy the benefits of this shift. To support the requirements of the Company's current and future participation in such contracts, the Company plans to expand its network of centers to approximately 250 over the next several years. The second step being taken by the Company is cost savings expected to result from an increase in volume purchases from vendors, and from efficiencies related to marketing and personnel costs expected to result from the opening of "clusters" of centers during the center network expansion. While the Company has already begun to expand its center network using funds from offerings of Preferred Stock (see note 4) and has continued to enter into new managed care contracts with health insurance and managed care organizations, there can be no assurance that such steps will result in enough increased revenue and cost savings to reverse the losses and achieve profitability in the near or long term.

                                Subsequent Events

Since the end of June, 1996, certain holders of the 1996 "Series A Preferred Stock" from the Regulation S offering have converted 2,200 shares of the "Series A Preferred Stock" out of a total number of 5,100 shares into 556,610 shares of Common Stock at a range of conversion prices from $3.33 to $4.69.

The recently filed Form S-3 relating to the registration for resale of the Common Stock underlying the Series B-1 and Series B-2 Convertible Preferred Stock and related warrants was declared effective by the Securities Exchange Commission on August 8, 1996.


                         Liquidity and Capital Resources

Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public securities offerings, and cash generated from operations. During the six months ended
June 28, 1996, the net increase in cash and cash equivalents was $9,714,497, resulting primarily from the proceeds from the sale of the Series B-1, B-2 and A Preferred Stock.

The costs associated to start up a new center vary depending on the size of the center and its location. Typically, new centers are leased under operating leases and range from 1,500 to 2,000 square feet in size. Center start up costs include leasehold build out costs and costs of equipment including diagnostic, computer, and testing equipment. The Company believes that with the proceeds from the recent offerings (see note 4), it will have sufficient funds to support the planned expansion to approximately 250 centers in the Company's network. There can be no assurance, however, that such expansion can be made fully with such funds or that all such funds will be received by the Company.

The Company receives revenues from the sale of hearing care products. Approximately 85% of the Company's revenues is generated from sales derived directly (payments received from the managed care or insurance company) or indirectly (sales of goods and services to the insured or managed care beneficiary which are not covered by the policy or the managed care program) from the Company's contracts with insurance and managed care companies. The remaining 15% of sales is generated from private pay customers as a result of direct marketing efforts of the Company. The Company has not experienced delays in payment of revenue from capitation contracts (those which provide for payments to the Company on a per member per month basis); however, delays in payment have been experienced from health insurance organizations and Medicare and Medicaid insurance. Agings of accounts receivable from the payment sources other than capitation contract revenues vary based on the payors' payment cycles. In the past the financing of these receivables has been from stockholder loans, vendor loans or from operations. The infusion of approximately $22.1 million net proceeds from the sale of preferred stock (see note 4) will provide any necessary financing of growth in accounts receivable for the ensuing year.

On June 28, 1996, the Company had working capital of $20,134,631 (working capital ratio of 4.17) as compared to a working capital deficit of $1,317,179 for December 29, 1995.

Net cash used in operating activities was $14,414,004 for the six months ended June 28, 1996, as compared to cash used of $1,439,706 for the six months ended June 30, 1995. The primary reason for the difference was the increase in the private placement receivable of $12,450,000.

Net cash used in investing activities was $3,482,662 for the six months ended June 28, 1996, as compared to net cash used of $344,119 for the six months ended June 30, 1995. The difference was primarily due to the increased development in opening new centers in 1996 as well as the development and implementation of new computer systems.

Net cash provided by financing activities was $27,611,163 for the six months ended June 28, 1996, as compared to $2,003,278 for the six months ended June 30, 1995. The increase was from the sale of the Company's 1996 Series A, Series B-1, and Series B-2 Convertible Preferred Stock, amounting to gross proceeds of approximately $30,000,000.

With all proceeds from the recent private placements, the Company expects to meet its cash needs for its existing operations as well as for the planned expansion to approximately 250 centers. HEARx believes that with the continued implementation of its cost control programs and the further development and execution of anticipated managed care contracts, the Company should not have a need to seek other financing in the near future except for additional expansion requirements which may be necessitated by new contracts; however, there can be no assurance that other unforeseeable events will not occur which will require additional financing.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 14, 1996. At that meeting, the stockholders were asked to consider and act on the following matters:

     1. The election of four directors;

     2. A proposal to amend the Restated Certificate of Incorporation of the Company to increase to 130,000,000 the number of shares of Common Stock which the Company may issue;

     3. The ratification of the selection of BDO Seidman as the Company's independent public accountants for its fiscal year ending December 27, 1996;

The voting of the shareholders on the above issues was as follows:

     1. Election of directors:

        Paul A. Brown, M.D.:                        54,489,255 "For";
        116,291 "Against"/"Withheld"; 0 broker non-votes; and 12,084,437 abstentions.

        Thomas W. Archibald:                        54,489,255 "For";
        116,291 "Against"/"Withheld"; 0 broker non-votes; and 12,084,437 abstentions.

        Fred N. Gerard, Esq.:                       54,489,255 "For";
        116,291 "Against"/"Withheld"; 0 broker non-votes; and 12,084,437 abstentions.

        David J. McLachlan:                         54,489,255 "For";
        116,291 "Against"/"Withheld"; 0 broker non-votes; and 12,084,437 abstentions.

     2. Proposal to amend the Restated Certificate of Incorporation of the Company to increase to 130,000,000 the number of shares of Common Stock which the Company may issue: 53,638,658 "For"; 839,169 "Against"; 0 broker non-votes; and 12,212,156 abstentions.

     3. The ratification of the selection of BDO Seidman as the Company's independent public accountants for its fiscal year ending December 27, 1996: 54,311,717 "For"; 203,355 "Against"; 0 broker non-votes; and
        12,174,911 abstentions.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         3.1 Restated Certificate of Incorporation of the Company, including certificates of designations, preferences and rights of the preferred stock of the Company (filed as exhibit 3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 1996, incorporated herein by reference).

         3.1A Amendment to Restated Certificate of Incorporation (increasing the number of shares of authorized Common Stock).

         3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY)).

         27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

     (b) Reports on Form 8-K: A Form 8-K was filed with the Securities and Exchange Commission (date of report: May 17, 1996) in which the Company reported the side-by-side offerings pursuant to Regulation D and Regulation S. The Company reported that it would sell up to 15,000 shares of the 1996 Series B-1 Preferred Stock and 9,900 shares of the 1996 Series B-2 Convertible Preferred Stock pursuant to Regulation D for total gross proceeds of $24,900,000, and had sold 5,100 shares of 1996 Series A Convertible Preferred Stock pursuant to Regulation S for total gross proceeds of $5,100,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEARx Ltd.
                                    (Registrant)

Date: August 12, 1996               By: /s/ Stephen J. Hansbrough
                                        ----------------------------------------
                                        Stephen J. Hansbrough
                                        President
                                        Chief Operating Officer

Date: August 12, 1996               By: /s/ Tommy E. Kee
                                        ----------------------------------------
                                        Tommy E. Kee
                                        Vice President and
                                        Secretary and Treasurer