Form 10-Q
period 1996-09-27
HEARX LTD
filed 1996-11-12
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                      DRAFT

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from            to
                                         ----------    ----------

                         Commission file number 0-16453

                                   HEARx LTD.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                    Delaware
--------------------------------------------------------------------------------
         (State of Other Jurisdiction of Incorporation or Organization)

                                   22-2748248
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida                        33407
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

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     On September 27, 1996, 69,678,837 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements:

         Consolidated Balance Sheets -
                  September 27, 1996 and December 29, 1995                3 -  4

         Consolidated Statements of Operations -
                  Nine Months ended September 27, 1996 and
                           September 29, 1995                                  5

         Consolidated Statements of Operations -
                  Three Months ended September 27, 1996 and
                           September 29, 1995                                  6

         Consolidated Statements of Cash Flows -
                  Nine Months ended September 27, 1996 and
                           September 29, 1995                              7 - 8

         Consolidated Statements of Cash Flows -
                  Three Months ended September 27, 1996 and
                           September 29, 1995                             9 - 10

         Notes to Consolidated Financial Statements                      11 - 18


  Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results
                           of Operations                                 19 - 23


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and reports on Form 8-K                                    24

                  Signatures                                                  24

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                                     September 27,     December 29,
                                                                                                          1996             1995
                                                                                                    ---------------  ---------------
                                                                                                      (unaudited)       (audited)

ASSETS

Current:
 Cash and cash equivalents .......................................................................  $    17,214,594  $       933,539
 Accounts and notes receivable, less allowance or doubtful accounts of $392,385 and $341,234 .....        2,451,766        1,227,993
 Inventories .....................................................................................          293,211          395,983
 Prepaid expenses and other current assets .......................................................        1,290,378          529,418
                                                                                                    ---------------  ---------------
Total current assets .............................................................................       21,249,949        3,086,933
                                                                                                    ---------------  ---------------

Property and equipment:
 Equipment, furniture and fixtures ...............................................................        4,820,449        2,357,101
 Leasehold improvements ..........................................................................        2,709,798          729,144
 Construction-in-progress ........................................................................        1,781,840        1,309,127
                                                                                                    ---------------  ---------------
                                                                                                          9,312,087        4,395,372
 Less accumulated depreciation and amortization ..................................................        2,475,274        1,871,490
                                                                                                    ---------------  ---------------
Net property and equipment .......................................................................        6,836,813        2,523,882
Other ............................................................................................        1,531,057          839,813
                                                                                                    ---------------  ---------------
                                                                                                          8,367,870        3,363,695
                                                                                                    ---------------  ---------------
                                                                                                    $    29,617,819  $     6,450,628
                                                                                                    ===============  ===============

                                                                                                                         (Continued)
                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                               September 27,          December 29,
                                                                                                    1996                  1995
                                                                                              ---------------       ---------------
                                                                                                (unaudited)            (audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Current liabilities:
 Current portion of long-term debt .....................................................      $       641,037       $     2,030,774
 Current portion of obligations
  under capital leases .................................................................                4,942                56,206
 Current portion of principal shareholder debt .........................................                 --                 100,000
 Accounts payable - trade ..............................................................            2,106,195             1,597,714
 Accrued expenses ......................................................................            2,087,390               619,418
                                                                                              ---------------       ---------------
Total current liabilities ..............................................................            4,839,564             4,404,112
                                                                                              ---------------       ---------------

Long-term debt, net of current portion - other .........................................              233,258               460,194
Long-term debt, net of current portion - principal shareholder .........................                 --               1,845,000
Obligations under capital leases, net of current portion ...............................                  811                11,106
                                                                                              ---------------       ---------------
Total long-term debt ...................................................................              234,069             2,316,300
                                                                                              ---------------       ---------------

(Capital Deficit) Stockholders' Equity

Non-Redeemable Preferred Stock:
 $1 par; authorized 2,000,000 shares,
  issued and outstanding
  1992, Senior A, 30,000 shares; .......................................................                 --                  30,000
  1992, Senior B, 22,500 shares; .......................................................                 --                  22,500
  1993, Senior D, 14,926 shares; .......................................................                 --                  14,926
  1993, Senior G, 14,926 shares; .......................................................                 --                  14,926
  1995, Senior E, 6,472 shares; ........................................................                 --                   6,472
    (Total aggregate amount of liquidation preference for the above - $5,400,000)
                                                                                              ---------------       ---------------

                                                                                                         --                  88,824
  Series C, 1992,  Convertible, 10,000 shares; .........................................                 --                  10,000
  1994, Convertible, 5,000 shares; .....................................................                 --                   5,000
  1996, Series A, 1,700 shares; ........................................................                1,700                  --
  1996, Series B-1, 15,000 shares; .....................................................               15,000                  --
  1996, Series B-2, 6,942 shares; ......................................................                6,942                  --
                                                                                              ---------------       ---------------
                                                                                                       23,642               103,824
Common stock, $.10 par;
 authorized 130,000,000 shares, issued: 69,428,837; outstanding: 69,678,837 ............            6,967,884             4,795,678
Treasury Stock .........................................................................             (625,000)                 --
Additional paid-in capital .............................................................           60,497,022            23,079,016
Accumulated deficit ....................................................................          (42,315,987)          (28,234,803)
Unamortized deferred compensation ......................................................               (3,375)              (13,499)
                                                                                              ---------------       ---------------
Total (capital deficit) stockholders' equity ...........................................           24,544,186              (269,784)
                                                                                              ---------------       ---------------
                                                                                              $    29,617,819       $     6,450,628
                                                                                              ===============       ===============

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                NINE MONTHS ENDED SEPTEMBER 27, 1996
                                                       AND SEPTEMBER 29, 1995
                                                                                                        1996              1995
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)       (unaudited)

Net Sales ......................................................................................  $    13,564,269   $     8,557,616
                                                                                                  ---------------   ---------------

Costs and expenses:
 Cost of products sold .........................................................................        4,829,417         2,733,452
 Center operating expenses .....................................................................        8,442,034         5,145,011
 General and administrative expenses ...........................................................        3,766,987         1,337,654
 Depreciation and amortization .................................................................          821,010           255,668
 Interest expense ..............................................................................          159,957           149,732
                                                                                                  ---------------   ---------------
Total expenses .................................................................................       18,019,405         9,621,517
                                                                                                  ---------------   ---------------

Income/(loss) before income taxes ..............................................................       (4,455,136)       (1,063,901)
Provision for income taxes .....................................................................             --                --
                                                                                                  ---------------   ---------------
Net income/(loss) before dividends on Convertible Preferred Stock ..............................       (4,455,136)       (1,063,901)

Deemed dividend on Convertible Preferred Stock .................................................       (9,000,000)             --
Dividends on Convertible Preferred Stock .......................................................         (626,048)             --
                                                                                                  ---------------   ---------------
Net income/(loss) applicable to common stockholders ............................................  ($   14,081,184)  ($    1,063,901)
                                                                                                  ===============   ===============

Net income/(loss) per Common Share .............................................................  ($         0.22)  ($         0.02)
                                                                                                  ===============   ===============

Weighted average number of shares of common stock outstanding ..................................       62,694,003        43,592,983
                                                                                                  ===============   ===============

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                THREE MONTHS ENDED SEPTEMBER 27, 1996
                                                       AND SEPTEMBER 29, 1995
                                                                                                        1996              1995
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)        (unaudited)

Net Sales ......................................................................................  $     4,601,286   $     2,493,683
                                                                                                  ---------------   ---------------

Costs and expenses:
 Cost of products sold .........................................................................        1,967,904           814,802
 Center operating expenses .....................................................................        2,966,012         1,651,653
 General and administrative expenses ...........................................................        1,323,630           477,697
 Depreciation and amortization .................................................................          320,830            85,609
 Interest expense ..............................................................................           34,626            60,842
                                                                                                  ---------------   ---------------

Total expenses .................................................................................        6,613,002         3,090,603
                                                                                                  ---------------   ---------------
Income/(loss) before income taxes ..............................................................       (2,011,716)         (596,920)
Provision for income taxes .....................................................................             --                --
                                                                                                  ---------------   ---------------
Net income/(loss) before dividends on Convertible Preferred Stock ..............................       (2,011,716)         (596,920)
Dividends on Convertible Preferred Stock .......................................................         (425,343)             --
                                                                                                  ---------------   ---------------
Net income/(loss) applicable to common stockholders ............................................  ($    2,437,059)  ($      596,920)
                                                                                                  ===============   ===============

Net income/(loss) per Common Share .............................................................  ($         0.04)  ($         0.01)
                                                                                                  ===============   ===============

Weighted average number of shares of common stock outstanding ..................................       68,455,023        45,254,089
                                                                                                  ===============   ===============

                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     NINE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                        1996              1995
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)        (unaudited)

Cash flows from operating activities:
 Net profit ....................................................................................  ($   14,081,184)  ($    1,063,901)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ................................................................          821,010           255,668
  Non-cash expense for dividends on Convertible Preferred Stock ................................        9,626,048              --
  Non-cash expense to advisors/consultants .....................................................          101,500            39,500
  Non-cash expense for customer list ...........................................................          239,070              --
  Non-cash expense for computerized systems ....................................................             --             164,666
  Non-cash expense for executive stock bonuses/deferred compensation stock plans ...............           10,124           127,076

 (Increase) decrease in:
  Accounts and notes receivable ................................................................       (1,223,773)         (812,025)
  Receivable from private placement ............................................................             --            (656,250)
  Inventories ..................................................................................          102,772            47,907
  Prepaid expenses and other current assets ....................................................         (760,960)         (460,835)
  Deferred charges and other ...................................................................       (1,143,829)          (45,434)
 Increase (decrease) in:
  Accounts payable .............................................................................          508,481          (376,030)
  Accrued expenses .............................................................................        1,467,972            61,364
  Other long-term liabilities ..................................................................             --              82,333
                                                                                                  ---------------   ---------------
Net cash used in operating activities ..........................................................       (4,332,769)       (2,635,961)
                                                                                                  ---------------   ---------------
Cash flows from investing activities:
  Purchase of property and equipment ...........................................................       (4,923,053)         (614,261)
  Proceeds from sale of property and equipment .................................................            4,856            17,644
                                                                                                  ---------------   ---------------
Net cash used by investing activities ..........................................................       (4,918,197)         (596,617)
                                                                                                  ---------------   ---------------

                                                                                                                         (Continued)
                                           See notes to consolidated financial statements

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     NINE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                        1996             1995
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)       (unaudited)

Cash flows from financing activities:
 Proceeds from issuance of:
  Customer list purchase .......................................................................          213,515              --
  Short-term debt - principal shareholder ......................................................             --             170,000
  Conversion of accrued interest - principal shareholder .......................................           63,000              --
  Conversion of cumulative dividends - principal shareholder ...................................          214,666              --
  Long-term debt - major shareholder ...........................................................             --             808,000
  Long-term debt - major supplier ..............................................................          482,328              --
  Long-term debt - other .......................................................................             --              98,680
  Capital leases ...............................................................................             --              31,209
 Principal payments:
  Long-term debt ...............................................................................       (1,962,717)          (95,178)
  Principal shareholder ........................................................................       (2,222,666)             --
  Forgiveness of long-term debt ................................................................         (349,800)         (247,550)
  Capital lease obligations ....................................................................          (61,558)          (37,896)
 Proceeds from issuance of capital stock,
   net of offering costs .......................................................................       29,155,253         2,423,531
                                                                                                  ---------------   ---------------
Net cash provided by financing activities ......................................................       25,532,021         3,150,796
                                                                                                  ---------------   ---------------

Net increase (decrease) in cash and cash equivalents ...........................................       16,281,055           (81,782)
Cash and cash equivalents at beginning of period ...............................................          933,539           329,007
                                                                                                  ---------------   ---------------
Cash and cash equivalents at end of period .....................................................  $    17,214,594   $       247,225
                                                                                                  ===============   ===============

Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

                                           See notes to consolidated financial statements

                                        8

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    THREE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                        1996              1995
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)       (unaudited)

Cash flows from operating activities:
 Net profit ....................................................................................  ($    2,437,059)  ($      596,920)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ................................................................          320,830            85,609
  Non-cash expense for dividends on Convertible Preferred Stock ................................          425,343              --
  Non-cash expense to advisor/consultants ......................................................             --             (58,625)
  Non-cash expense for computerized systems ....................................................             --              82,333
  Non-cash expense for executive stock bonuses/deferred compensation stock plans ...............            3,374             3,374

 (Increase) decrease in (net of discontinued operations):
  Accounts and notes receivable ................................................................         (584,473)         (213,531)
  Receivable from private placement ............................................................       12,450,000          (258,140)
  Inventories ..................................................................................          (68,753)           22,081
  Prepaid expenses and other current assets ....................................................           (3,283)           21,728
  Deferred charges and other ...................................................................         (227,645)          (89,523)
 Increase (decrease) in:
  Accounts payable .............................................................................          (66,444)         (186,260)
  Accrued expenses .............................................................................          269,346            73,953
  Other long-term liabilities ..................................................................             --             (82,334)
                                                                                                  ---------------   ---------------
Net cash provided/(used) in operating activities ...............................................       10,081,236        (1,196,255)
                                                                                                  ---------------   ---------------

Cash flows from investing activities:
  Purchase of property and equipment ...........................................................       (1,435,535)         (264,110)
  Proceeds from sale of property and equipment .................................................             --              11,612
                                                                                                  ---------------   ---------------
Net cash used by investing activities ..........................................................       (1,435,535)         (252,498)
                                                                                                  ---------------   ---------------

                                                                                                                         (Continued)
                                           See notes to consolidated financial statements

                                        9

                                                     HEARx LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    THREE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                          Increase (decrease) in cash and cash equivalents
                                                                                                        1996             1995
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)       (unaudited)

Cash flows from financing activities:
 Proceeds from issuance of:
  Long-term debt - other .......................................................................             --              98,680
  Capital leases ...............................................................................             --              31,209
 Principal payments:
  Long-term debt ...............................................................................          (11,911)          (10,056)
  Principal shareholder ........................................................................       (2,122,666)             --
  Forgiveness of long-term debt ................................................................          (15,600)          (60,000)
  Capital lease obligations ....................................................................           (2,730)          (20,605)
 Proceeds from issuance of capital stock, net of offering costs ................................           73,764         1,108,290
                                                                                                  ---------------   ---------------
Net cash provided/(used) by financing activities ...............................................       (2,079,143)        1,147,518
                                                                                                  ---------------   ---------------
Net increase (decrease) in .....................................................................        6,566,558          (301,235)
Cash and cash equivalents at beginning of period ...............................................       10,648,036           548,460
                                                                                                  ---------------   ---------------
Cash and cash equivalents at end of period .....................................................  $    17,214,594   $       247,225
                                                                                                  ===============   ===============

Supplemental cash flow information:

Cash equivalents include temporary cash investments which have an original maturity of ninety days or less.

                                           See notes to consolidated financial statements

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, as amended. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.


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


Note 3. Listing:

On March 15, 1996, the Company's Common Stock was listed on the American Stock Exchange under the symbol of "EAR".


Note 4. Private Placements:

On January 29, 1996, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock and 11,070,480 Common Stock purchase warrants in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. The warrants are exercisable over five years at a price of $.55 per share. In connection with the private placement, the Company issued warrants to purchase 2,383,278 shares of Common Stock at a price of $.63 per share to an investment banker as a placement fee. The 1996 Senior Preferred Stock and certain related warrants were redeemed by the Company for a total of $6,054,550 ($6,040,000 redemption price plus $14,550 related legal fees) during May, 1996 with certain proceeds from the May, 1996 financing (see below) plus some of the Company's then existing funds. See note 8.

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

During May, 1996, the Company completed the first two closings in a side-by-side offering pursuant to Regulation D and Regulation S, each promulgated under the Securities Act of 1993, as amended. In the Regulation D offering, the Company entered into a Securities Purchase Agreement with certain purchasers for the sale of a total of 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B- 2 Preferred Stock"), for a total purchase price of $24,900,000. The first closing of the offering of the Series B-1 and B-2 Preferred Stock occurred on May 7, 1996, and the Company received gross proceeds of $12,450,000. The second closing of this offering and the receipt by the Company of the remaining gross proceeds of $12,450,000 occurred in August, 1996 when a registration statement on Form S-3 was approved and became effective for resales of the Common Stock underlying the Series B-1 and B-2 Preferred Stock and related Warrants. Total finders' fees associated with the $24,900,000 amounted to $1,494,000 and have been paid by the Company. In the related Regulation S offering in May, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for a total purchase price of $5,100,000. All of the net proceeds from these offerings will be used by the Company to fund its expansion program and for general corporate purposes.

In connection with these placements, the Company was required to report a one-time, noncash charge against earnings (loss) available to common stockholders of $9,000,000. See note 11.


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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

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

During the first nine months of 1996, the Company opened 25 in a projected series of 34 new HEARx Centers in the New York, New Jersey and Connecticut areas to provide hearing care to members of Oxford Health Plans, Select Providers, Inc., Cigna Health Plans, Prudential, US Group Coverages, Inc., The New York Hospital Community Health Plan, NYH Health Plan, Inc., Chubb Health Plans, Inc., Mission Health Plans, Inc., First Option Plan of New Jersey, Inc., Fidelis Healthcare Plan and MultiPlan Inc. Management estimates these contracts will generate $10 million in annual revenues in each of the next three years; however, they can be cancelled with ninety days notice by either party at any time.

Effective May 31, 1996, Humana Health Care Plans of Florida ("Humana") declined to renew its contract with the Company to provide coverage to Humana Medicare members on the east coast of Florida (the contract to service Humana Medicare members living on the west coast of Florida was unaffected). Total revenues from Humana east coast of Florida members were approximately $2 million in 1995, or 18% of the Company's total revenues. Although there can be no assurance that other contracts will not be the subject of a non-renewal or early termination, the Company is aware of no other potential contract non-renewals or terminations at this time.


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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the total $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus $63,000 of accrued interest were converted into a note payable bearing interest at prime plus 3%. Likewise in January, 1996, cumulative dividends of $214,666 associated with the conversion of the Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer had a promissory note of the Company for $1,675,000 which was subordinated to all other indebtedness of the Company. The interest rate is prime plus 3%. The combined total of the above notes payable is $2,122,666. During August, 1996, the entire amount of $2,122,666 was paid to the principal stockholder/officer. The Company has no other debt obligations to the principal stockholder/officer.


Note 8. Stockholders' Equity:

Conversions of Senior Preferred, Series C Preferred, 1994 Convertible Preferred Stock, 1996 Senior Preferred, and 1996 Series A and B-2 Preferred Stock into shares of Common Stock:
--------------------------------------------------------------------------------

Senior Preferred Stock - Each share of Senior Preferred Stock, Series A, B, D, E and G, was convertible at the option of the holder (3M) into 100 shares of Common Stock and was automatically converted into 100 shares of Common Stock upon the listing of the Common Stock on the American Stock Exchange on March 15, 1996 (a total of 8,882,400 shares of Common Stock).

Series C Preferred Stock - During January, 1996, the Series C Preferred Stock was converted by the principal shareholder/officer into 1,040,000 shares of Common Stock, and the cumulative dividends of $214,666 were converted into a promissory note ( see note 7).

1994 Convertible Preferred Stock - Each share of 1994 Convertible Preferred Stock was convertible into 1,000 shares of Common Stock. On March 8, 1996, the holders (Hearing Health Services, Inc. and three limited partnerships affiliated with Hearing Health Services, Inc.) converted all of the 1994 Convertible Preferred Stock into 5,000,000 shares of Common Stock. Hearing Health Services, Inc. also exercised warrants to purchase 2,500,000 shares of Common Stock at a price of $.25 per share on January 29, 1996, in a cashless exercise resulting

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

in the issuance to Hearing Health Services, Inc. of 2,250,000 shares of Common Stock.

1996 Senior Preferred Stock - As mentioned in note 4, the Company completed a private placement of 6,000 shares, $1 par, of the 1996 Senior Preferred Stock in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. Associated warrants with this preferred stock are 11,070,480 at an exercise price of $.55 per share. The 1996 Senior Preferred Stock was redeemed by the Company during May, 1996.

1996 Series A, B-1 and B-2 Preferred Stock - As described in note 4, the Company closed the side-by-side offering pursuant to Regulation D and Regulation S in May and August 1996. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock) and 9,900 shares of another convertible preferred stock (the "Series B- 2 Preferred Stock"), for a total purchase price of $24,900,000. In the related Regulation S offering, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for a total purchase price of $5,100,000. During the quarter ended September 27, 1996, 2,958 shares of the Series B-2 Preferred Stock were converted into 957,898 shares of the Company's Common Stock. In addition, 3,400 shares of the Series A Preferred Stock were converted into 948,106 shares of Common Stock. No shares of Series B-1 Preferred Stock were converted during the quarter.


Common Stock
------------

As mentioned in note 6, 150,000 shares of Common Stock were issued during January, 1996 for the purchase of the customer list and selected assets of Suffolk County Hearing Aid Center, Inc.

During the first nine months of 1996, warrants were exercised resulting in the issuance of 4,209,650 shares of Common Stock (includes the exercise of

                          HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

2,500,000 warrants by Hearing Health Services, Inc.). Also during the first nine months of 1996, employee options were exercised resulting in the issuance of 387,600 shares of Common Stock.

During April, 1996, 28,900 shares (5,780 shares per group member) of Common Stock were issued to the five members of the Advisory Group for their annual services to the Company.

During August, 1996, one of two public relations consultants exercised 75,000 options out of a total 700,000 options at $1.00 per share.


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

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

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


Note 10. Income Taxes:

At September 27, 1996, the Company had net operating loss carryforwards of approximately $39.7 million for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Under Section 382 of the Internal Revenue Code, as amended (the "Code"), any future significant changes in the ownership (as that is defined in Section 382) of the Company or its subsidiaries could result in a limitation of the annual utilization of the tax net operating loss carryforwards. Management has determined that no such change has occurred in connection with any of the Company's stock offerings which occurred as of September 27, 1996. In addition, the conversion and/or exercise of all convertible preferred stock, warrants and options which the Company has issued or agreed to issue in connection with the offerings described in

                           HEARx LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

Note 4 would not result in such a change of control under Section 382.


Note 11: Deemed Preferred Stock Dividend

In connection with the Company's Form S-3 registration statement relating to the May, 1996 financings (Regulation S and D), the Company has recorded a deemed preferred stock dividend which is shown as a reduction in earnings (loss) available to common stockholders for $9,000,000. This one-time, noncash charge was recorded during the second quarter of 1996. This charge related to the discounted conversion price for the shares of Common Stock issuable on conversion of the Preferred Stock and will only impact the calculation of earnings per share related to the Common Stock. The amount of the charge was computed by taking the difference between the $5.00 conversion price (as defined) and the per share market price of the Common Stock on the date of each of the first two closings ($6.50) times the number of shares issuable based on the $5.00 conversion price.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                              Results of Operations
                              ---------------------

Nine months ended September 27, 1996 versus nine months ended September 29, 1995
--------------------------------------------------------------------------------

For the nine months ended September 27, 1996, net sales were $13,564,269, an increase of $5,006,653 or 59% over the comparable nine months ended September 29, 1995. The main reasons for this increase are the inclusion of revenues from the twenty-five (25) new hearing centers in New York, New Jersey and Connecticut, as well as the five new centers in Florida.

Cost of products sold for the nine months ended September 27, 1996 increased by $2,095,965 or 77% over the nine months ended September 29, 1995. This increase resulted from the correlated effect of additional revenues from the twenty five new centers that were opened in New York, New Jersey and Connecticut as well as the new Florida centers. Costs of products sold during 1996 reflected a higher increase over 1995 mainly due to the sale of new hearing aid products with lower gross margins.

Center operating and general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1996 due to the new centers in the Northeast and Florida as well as the decision by the Company to write off certain developmental costs associated with the recently installed computer systems, new center opening expenses and other selected assets that would otherwise have been amortized over the life of the assets.

Net loss for the nine months ended September 27, 1996 was $14,081,184 (includes a deemed preferred stock dividend of $9,000,000) as compared to a net loss of $1,063,901 for the comparable nine months ended September 29, 1995.


Three Months Ended September 27, 1996 versus three months ended
September 29, 1995
---------------------------------------------------------------

For the three months ended September 27, 1996, net sales were $4,601,286, an increase of $2,107,603 or 85% over the comparable three months ended September 29, 1995. The main reason for this increase is the inclusion of revenues from the twelve (12) new hearing centers in New York, New Jersey, Connecticut and Florida.

Cost of products sold for the three months ended September 27, 1996 increased by $1,153,102 or 142% over the three months ended September 29, 1995.

This increase resulted from the correlated effect of additional revenues from the twelve new centers mentioned above. Costs of products sold in the third quarter of 1996 reflected an increase over the same quarter in 1995 mainly due to the sale of new hearing aid products with lower gross margins.

Center operating and general and administrative expenses are comprised of personnel costs, advertising and marketing expenses, property and equipment rents, and depreciation and amortization. The total of all of these expenses was higher in 1996 due to the new centers that were opened as well as the write offs of new center opening expenses and other selected assets that would otherwise have been amortized over the life of the assets.

Net loss for the three months ended September 27, 1996 was $2,437,059 (includes dividends on convertible preferred stock for $425,343) as compared to a net loss of $596,920 for the comparable three months ended September 29, 1995.

The Company has incurred significant losses during the years since its inception. Currently, two main steps are being taken by the Company to reverse the trend of losses. The first step is the Company's planned entrance into additional contracts with health insurance and managed care organizations, which are anticipated to result in continued revenue increases. Management believes the shift of patients from the Medicare population to managed care which has occurred in recent years will continue and, in fact, increase in the future. To the extent the Company is successful in contracting with the providers of managed care for the provision of these hearing care goods and services, the Company can enjoy the benefits of this shift. To support the requirements of the Company's current and future participation in such contracts, the Company plans to expand its network of centers to approximately 250 over the next several years. The second step being taken by the Company is cost savings expected to result from an increase in volume purchases from vendors, and from efficiencies related to marketing and personnel costs expected to result from the opening of "clusters" of centers during the center network expansion. While the Company has already begun to expand its center network using funds from offerings of Preferred Stock (see note 4) and has continued to enter into new managed care contracts with health insurance and managed care organizations, there can be no assurance that such steps will result in enough increased revenue and cost savings to reverse the trend of losses and achieve profitability in the near or long term.

                         Liquidity and Capital Resources
                         -------------------------------

Historically, the Company's principal sources of funds have been borrowings from and stock purchases by its stockholders, private and public warrant offerings, and cash generated from operations. During the nine months ended September 27, 1996, cash flow from operating activities was the result of the payment of $30,000,000 gross proceeds from the sale of the Series B-1, B-2 and A Preferred Stock.

The costs associated to start up a new center vary depending on the size of the center and its location. Typically, new centers are leased under operating leases and range from 1,500 to 2,000 square feet in size. Center start up costs include leasehold build out costs and costs of equipment including diagnostic, computer, and testing equipment. The Company believes that with the proceeds from the recent offerings (see note 4), it will have sufficient funds to support the planned expansion to approximately 250 centers in the Company's network. There can be no assurance, however, that such expansion can be made fully with such funds.

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

Management has determined that there has been no change in ownership, as defined in Section 382 of the Code, in connection with any of the Company's stock offerings which occurred as of September 27, 1996, which would result in an annual limitation of the Company's net operating loss carryforward. In addition, the conversion and/or exercise of all convertible preferred stock, warrants and options which the Company has issued or agreed to issue in connection with the offerings described in note 4 would not result in such a change in ownership under Section 382.

On September 27, 1996, the Company had working capital of $16,410,385 (working capital ratio of 4.39) as compared to a working capital deficit of $1,317,179 for December 29, 1995.

Net cash used in operating activities was $4,332,769 for the nine months ended September 27, 1996, as compared to cash used of $2,635,961 for the nine months ended September 29, 1995. The primary reason for the difference was the increase in receivables and deferred charges due to the effects of the new centers that opened in 1996.

Net cash used in investing activities was $4,918,197 for the nine months ended September 27, 1996, as compared to net cash used of $596,617 for the nine months ended September 29, 1995. The difference was primarily due to the increased development in opening new centers in 1996 as well as the development and implementation of new computer systems.

Net cash provided by financing activities was $25,532,021 for the nine months ended September 27, 1996, as compared to $3,150,796 for the comparable nine months ended September 29, 1995. The difference was from the 1996 sale of the Company's securities related to the 1996 Series A, Series B-1, and Series B-2 Convertible Preferred Stock amounting to gross proceeds of approximately $30,000,000.

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


                          Forward Looking Information
                          ---------------------------

Statements and financial discussion and analysis by management contained herein which are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, the Company's ability to manage its planned growth effectively and to integrate fully its infrastructure systems throughout its network of centers; the continued availability to the Company of senior management; consolidation of the hearing care market; early termination of the Company's contracts with health insurance and managed care organization; the ability of the Company to attract and retain qualified audiologists to staff the Company's centers; product and professional liability claims in excess of available insurance maintained by the Company; changes in applicable statutes and government regulations or their interpretation; and transactions in the Company's common stock which might result in an ownership change triggering an annual limitation on the use of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended. For further information regarding these factors, see "Risk Factors" in the prospectus dated September 12, 1996, relating to the resale of certain of the Company's Common Stock filed with the Securities and Exchange Commission (File No. 333-11429).

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index

        (b) Reports on Form 8-K

            None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEARx Ltd.
                                        (Registrant)

Date: November 11, 1996                 By: /s/ Stephen J. Hansbrough
                                            ------------------------------------
                                            Stephen J. Hansbrough
                                            President
                                            Chief Operating Officer

Date: November 11, 1996                 By: /s/ Tommy E. Kee
                                            ------------------------------------
                                            Tommy E. Kee
                                            Vice President and
                                            Secretary and Treasurer

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  ----------------------------------------------------------------

3.1 Restated Certificate of Incorporation of the Company, including certificates of designations, preferences and rights of the preferred stock of the Company (filed as exhibit 3 to the Company's Current Report on Form 8-K, filed with the
                Securities and Exchange Commission on May 17, 1996, incorporated herein by reference).

3.1 A Amendment to Restated Certificate of Incorporated (increasing the number of shares of authorized Common Stock) (filed as exhibit 3.1 A to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 1996, incorporated herein by reference).

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-HY)).

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).