Form 10-K
period 1996-12-27
HEARX LTD
filed 1997-03-27
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 27, 1996
                                                             OR
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

                                    Delaware
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   22-2748248
--------------------------------------------------------------------------------
                       (.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida                       33407
--------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code: (561) 478-8770

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
---------------------------------------  ---------------------------------------

Common Stock, par value $0.10 per share           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 27, 1996, the aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $211,966,000

     On December 27, 1996, 81,969,233 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's definitive Proxy Statement for the 1997 Annual Meeting of the Registrant's Stockholders ("1997 Proxy Statement"), as filed with the Securities and Exchange Commission, are incorporated by reference into
Part III.

                                     PART I

ITEM 1. BUSINESS

         HEARx Ltd. ("HEARx" or the "Company") operates a network of hearing care centers which provide a full range of audiological products and services for the hearing impaired. The Company's strategy focuses on contracting with managed care and health insurance companies to provide to their members and beneficiaries high quality hearing care utilizing state-of-the-art facilities with a full range of diagnostic and rehabilitative services, qualified professional staff and hearing education learning programs. The Company also provides such quality hearing care to the general population at the Company's centers. The Company believes it is well positioned to successfully address the concerns of access, quality and cost of the managed care and insurance companies, the diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers. HEARx believes that such success requires the Company to offer convenient distribution points, uniform centers (meaning standardized personnel qualifications, testing formats, products, prices and ancillary services) and a documented quality control program.

         HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in metropolitan areas or in regions with high concentrations of elderly consumers who are more likely to need the Company's products and services. At the end of 1996, HEARx operated 65 centers in New York, New Jersey, Connecticut and Florida. It also operates two company-owned centers situated in AARP Pharmacies located in Virginia and Oregon. The HEARx expansion strategy is controlled and deliberate, opening new centers to fulfill the requirements of new or existing providers pursuant to negotiated contracts between those providers and the Company.

         HEARx was incorporated in Delaware on April 11, 1986.


FACILITIES AND SERVICES

         Each HEARx center is staffed or supervised by a minimum of one professionally trained, licensed and certified audiologist and at least one patient care coordinator. The majority of the Company centers are located in conveniently accessible strip shopping centers and are typically 1,500 to 2,000 square feet in size. The Company's goal is to have all centers virtually identical in interior space design, exterior markings and signage. This uniform appearance helps reinforce the consistent service and quality the Company provides to customers at all locations. Each center provides comprehensive hearing services that include:

         o A facility equipped with soundproof testing booths and state-of-the-art testing equipment that meets or exceeds all state standards.

         o A full range of diagnostic and auditory-vestibular tests that assist the physician in the treatment of patients with hearing and balance disorders. Some of these services include auditory brainstem evoked potentials, electronystagmography and immittance audiometry.

         o A family hearing counseling program available to all patients to help them better understand their disability.

         o A wide variety of hearing aid brands to meet the patient's needs.

         o A standardized medical reporting system for feedback to the referring physicians.


PRODUCTS

         Unlike other national organizations (Miracle Ear and Beltone) which sell only their own brand of hearing aid, HEARx has selected approximately five of the major worldwide manufacturers' products (Siemens, Rexton, GN Danavox, ReSound and Telex) to make available through the HEARx network in order to provide the best possible hearing care for HEARx customers.

         In addition, HEARx offers a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms. These products are sold in most of the centers and through a direct mail catalog.


CUSTOMERS AND MARKETING

         Approximately 85% of HEARx's hearing aid sales in the fiscal year ended December 27, 1996, came either as a result of physician referrals or through contracts with various institutional buyers (such as health maintenance organizations, insurance companies, unions or AARP Pharmacy Service). The Company believes that its future growth depends on its ability to inform hearing impaired consumers of the importance of professional hearing testing and the availability of quality hearing devices. The Company expects to continue to establish relationships with health organizations and physicians that promote HEARx to the hearing impaired.

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

         HEARx's marketing plan focuses on educating both physicians and patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices in improving quality of life for the hearing impaired. The Company works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education. In connection with its marketing program, HEARx has developed a direct consumer marketing campaign which utilizes television, radio, newspaper and magazine advertisements, direct mailings, and company-operated free seminars on hearing and hearing loss.

GROWTH STRATEGY

         COMPANY-OWNED CENTERS

         At the end of 1996, the Company operated sixty-five centers located in Connecticut, Florida, New York, and New Jersey. It also operates two company-owned centers situated in AARP Pharmacies located in Virginia and Oregon. This represents a net increase in centers over fiscal 1995 of thirty-seven. Most of the new centers were opened in 1996 to fulfill the Company's contractual requirements with Oxford Health Plans and fourteen (14) other signed contracts covering patient populations located in the Northeast United States. Seven other centers are expected to be opened in early 1997 in fulfillment of these contracts. Of the 38 million Medicare members in the United States, approximately 4 million members are now receiving health care from managed care organizations. Sixty percent (60%) of these "Medicare Managed Care Members" are located in Arizona, California, Florida, Massachusetts, New York and Pennsylvania. Over the next several years, HEARx's primary emphasis will be opening additional (or selectively acquiring) Company-owned centers in these states and elsewhere to the extent necessary to fulfill future contract commitments. The Company's ultimate goal, where the population warrants, is to open "clusters" of four to six centers within a city or county in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as to personnel recruiting for the centers.


         MANAGED CARE AND INSTITUTIONAL CONTRACTS

         Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of discounted hearing care products and services. HEARx believes that to successfully implement its growth strategy, contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are kept to a minimum, and relationships with local area physicians are enhanced. Critical to providing care to the members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, standardized centers will be successful in meeting the needs of the patients and their providers.

         HEARx utilizes the concept of entering into provider agreements with health insurance or managed care organizations for the furnishing of hearing aids on three different bases: (a) Fee for service with a predetermined discount (all paid for by the patient); (b) a per capita basis, which is a fixed fee per patient per month, determined by the number of patients to be served and the amount to be paid by the insurance or managed care organization (the balance is paid by the individual member); or (c) an encounter basis where the Company is paid a fixed fee by the insurance or managed care organization for each hearing aid (the balance is paid by the individual member).

         MANAGEMENT OF GROWTH

         As indicated above, the Company has expanded its network of hearing care centers recently and plans to continue such expansion. The Company intends to fund this expansion from available cash, earnings and, to the extent available on favorable terms to the Company, commercial lines of credit. The Company believes it can meet the capital needs for the currently anticipated growth with funds it has raised in 1996 and early 1997. See "Management Discussion and Liquidity and Capital Resources." The Company's operating results will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from this expansion. In addition, this expansion will increase the demands on the Company's management, technical, financial and other resources. If the Company is unable to manage growth effectively, or to integrate fully its infrastructure systems throughout its network of hearing care centers, its operating results may be adversely affected.


RENEWAL OF AGREEMENTS WITH HEALTH INSURANCE AND MANAGED CARE ORGANIZATIONS

         Since 1991, the Company has entered into agreements with certain health insurance and managed care organizations to provide hearing care products and services and has established hearing care centers in the related market areas. The terms of a number of these agreements are to be renegotiated annually, and most of these agreements may be terminated by either party on 90-days notice at any time. The early termination of or failure to renew the agreements could adversely affect the operation of the hearing care centers located in the related market area. In addition, the early termination of or failure to renew the agreements which provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company's results of operations.

         Effective May 31, 1996, Humana Health Care Plans of Florida ("Humana") declined to renew its contract with the Company to provide coverage to Humana Medicare members living on the East Coast of Florida (the contract to service Humana Medicare members on the West Coast of Florida was unaffected). Total revenues from Humana East Coast members were approximately $2 million in 1995, or 18% of the Company's total revenues. While the Company has obtained new contracts in other markets which should more than offset the loss of revenues represented by the Humana East Coast contract non-renewal, there can be no assurance that other contracts will not be the subject of a non-renewal or early termination. The Company is aware of no other potential contract terminations at this time.


DISTINGUISHING FEATURES

         Integral to the success of HEARx's strategy is the strengthening of consumer's confidence in the hearing care industry and the differentiation of HEARx from typical hearing aid dispensers. To that end, the Company has established several unique programs which are highlighted below:

         SCIENTIFIC ADVISORY BOARD

         HEARx has formed a Scientific Advisory Board consisting of some of the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the three members of the Scientific Advisory Board is a highly-trained professional with extensive experience in the hearing field and is affiliated with prestigious universities and institutions. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company's overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

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

HEARING AIDS AND DEVICES
         Charles I. Berlin, Ph.D.
         Professor of Otorhinolaryngology & Biocommunications
         Louisiana State University

         Director, Kresge Hearing Research Laboratory of the South New Orleans, Louisiana

PROFESSIONAL AND GOVERNMENT RELATIONS
         Derald Brackmann, M.D.
         Member
         Otologic Medical Group, Inc.

         Clinical Professor of Otolaryngology
         University of Southern California
         Los Angeles, California

         Each member presently receives compensation of $5,000 annually, payable in shares of Common Stock, as well as $1,000 in cash for attending each annual Scientific Advisory Board meeting. One of the previous members of this Board, Jerry L. Northern, Ph.D., became a full-time employee of the Company as Vice President - Professional Services in 1996.


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


COMPETITION

         The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 2,500 of these practitioners are qualified audiologists working for hospitals or physicians, 2,000 of whom are licensed audiologists in private practice, and the remaining 6,500 are hearing aid specialists (individuals who may not have any formal training or qualifications). Industry surveys estimate that approximately 5% of all outstanding hearing aids are sold in physicians' offices, 40% are dispensed by qualified audiologists in private practice, and the remaining are sold by hearing aid specialists.

         Because there are no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of competitors of the Company in the various states in which the Company has operations or the percentage of market share enjoyed by the Company. Based on industry-reported sales in 1996 in the State of Florida, the Company's market share of hearing aid sales was approximately 10%.

         Most competitors are small retailers generally focusing on the sale of hearing aids without providing comprehensive audiometric testing and other professional services. Among the larger distributors of hearing aids are: (1) Bausch & Lomb, a hearing aid manufacturer whose distribution system is through a national network of over 1,000 franchised stores (Miracle Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a privately-owned hearing aid manufacturer that distributes its products primarily through its network of approximately 1000 "authorized" distributors. A number of these franchises and distributors are located in the areas the Company serves.

         HEARx believes that these networks will not, as presently operated, continue to be competitive with the Company's centers. These networks primarily offer hearing aids only and do not provide the comprehensive diagnostic services or ancillary products offered by the Company. More importantly, they do not use the services of audiologists in the majority of their centers. However, these networks are owned by companies having greater resources than the Company, and there can be no assurance that one or more of these competitors will not expand and change their operations to capture the market targeted by the Company. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like.


RELIANCE ON MANUFACTURERS AND QUALIFIED AUDIOLOGISTS

         Through its hearing care centers, the Company makes available to customers hearing aids supplied by approximately five major manufacturers, as well as hearing enhancement devices manufactured by other companies. The Company relies on these manufacturers to supply such products, and a significant disruption in supply from any or all of these manufacturers could adversely affect the Company's business. There are currently approximately 40 manufacturers of hearing aids and related hearing enhancement devices worldwide. The major hearing aid manufacturers include Bausch & Lomb, Beltone, Philips Electronics, Siemens, Starkey, GN Danavox and ReSound. In the event of a disruption of supply from one or more of the Company's current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

         In addition, the Company's centers employ audiologists, and the Company distinguishes itself in the industry by having qualified audiologists available in all of the Company's centers to provide on-site patient diagnosis and related services. The inability of the Company to attract and retain qualified audiologists may reduce the Company's ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. There are currently 2,000 audiologists in the United States and approximately 200 educational institutions in the United States which offer audiology degree/certification programs. Management believes that it will be able to attract and retain qualified audiologists sufficient to staff its centers for the foreseeable future.


REGULATION

         FEDERAL

         The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination. In 1993, the State of Vermont petitioned the FDA to drop the waiver provision and mandate a physician visit. A final decision has never been generated. FDA hearings were held in Washington, D.C. in the fall of 1993 regarding changes for regulations affecting the hearing industry. New regulations were expected to be promulgated in 1995, but never took place. Approximately 85% of the patients in HEARx centers are members of the managed care or institutional providers with whom HEARx has contracts to provide hearing care. These organizations require a physician referral. Consequently, a new federal or state physician referral mandate should not have an adverse impact on the Company's operations. Although the FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 3-30 days, HEARx offers its customers up to a 60-days return policy. The extension of HEARx's normal 30-days term is given to patients provided that the purchaser participates in the HEARx Educational Learning Program (H.E.L.P.) family hearing counseling program.

         In addition, because the Company centers accept Medicare and Medicaid patients, the centers must maintain their eligibility as Medicare/Medicaid providers and must comply with related federal anti-fraud, anti-kickback and other applicable regulations. Federal laws prohibit the payment of remuneration ("kickbacks") in return for a physician referring a Medicare or Medicaid patient, and those laws limit physicians from referring patients to providers in which they have a financial interest. The Company believes that none of its managed care or other provider contracts or its relationships with referring physicians are violative of the anti-kickback statute.

         The Company cannot predict the effect of future changes in federal or state laws, including changes which may result from proposals for comprehensive federal health care reform legislation now being considered by the U.S. Congress, or the impact that changes in existing federal law or state laws or in the interpretation of those laws might have on the Company. The Company believes it is in material compliance with all existing federal regulatory requirements.


         STATE

         Generally, state regulations, where they exist, are concerned primarily with the formal licensure of audiologists and of those who dispense hearing aids and with practices and procedures involving the fitting and dispensing of hearing aids. There can be no assurance that regulations do not exist in jurisdictions in which the Company plans to open centers or will not be promulgated in states in which the Company currently operates centers which may have a material adverse effect upon the Company. Such regulations might include stricter licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. The Company knows of no current or proposed state regulations with which it, as currently operated, could not comply.

         The Company believes it is in material compliance with all applicable state regulatory requirements.


PRODUCT AND PROFESSIONAL LIABILITY

         In the ordinary course of its business, HEARx may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance at a level which the Company believes to be adequate. A successful claim in excess of the policy limits of the Company's liability insurance could adversely affect the Company. As the distributor of products manufactured by others, the Company believes it would properly have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.


EMPLOYEES

         At December 27, 1996, HEARx had approximately 237 full-time and 4 part-time employees.

         The operations of the Company are dependent in large part upon the efforts of Paul A. Brown, M.D., Chairman of the Board and Chief Executive Officer, and Stephen J. Hansbrough, President and Chief Operating Officer. The loss of the services of Dr. Brown and Mr. Hansbrough could adversely affect the conduct and operation of the Company's business. The Company has purchased a "key man" insurance policy on Dr. Brown's life in the amount of $3,000,000 for the benefit of the Company.


ITEM 2.  PROPERTIES

         HEARx's corporate offices are located in 13,000 square feet of space in West Palm Beach, Florida. The lease covering such space provides for an annual base rent of $146,250. The lease is for five years and expires in May 2001.

         As of December 27, 1996, the Company operated 29 centers in Florida, 4 in Connecticut, 14 in New Jersey and 16 in New York as well as one center in Virginia and another center in Oregon. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 900 and 3,200 square feet with annual base rents ranging from approximately $8,700 to $76,440. In addition, HEARx manages one audiology facility for a physician.

         The Company believes its facilities are adequate and suitable for its current operations.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following sets forth certain information as of the date hereof with respect to the Company's executive officers. They have been appointed to terms which will expire at the annual meeting of the Board of Directors held at the time of the 1997 Annual Meeting of Stockholders, or at the time their successors are duly elected and qualified:


                 Name and Position                   Age First Served as Officer
---------------------------------------------------- --- -----------------------

Paul A. Brown, M.D                                   59          1986
Chairman of the Board,
Chief Executive Officer and Director

Stephen J. Hansbrough                                50          1993
President, Chief Operating Officer and Director

James W. Peklenk                                     51          1996
Vice President - Finance and Chief Financial Officer


         There are no family relationships among any of the executive officers and directors of the Company.

         Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. ("MetPath"), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning Glass Works in 1982. In 1984, after leaving MetPath, Dr. Brown and a small group of investors founded SCI/MED Advances Corporation, a venture capital, business development and management services company, but the company was ultimately unsuccessful in raising the $80 million in a public offering sought to commence this venture. Dr. Brown founded HEARx in 1986. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a member of the Visiting Committee of the Boston University School of Medicine and a part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

         Stephen J. Hansbrough, President, Chief Operating Officer and Director, joined HEARx in December 1993. Mr. Hansbrough has an extensive background in the retail arena. He served as Chairman and Chief Executive Officer of Dart Drug Stores until 1988. Subsequently, he had been an independent consultant specializing in turn-around and start-up operations primarily in the retail field.

         James W. Peklenk, Vice President - Finance and Chief Financial Officer, joined the Company in November 1995 as Controller and became Vice President - Finance/CFO in June 1996. He has a B.S. in Accounting from the University of Louisville. Prior to joining HEARx, from 1991 Mr. Peklenk was Vice President, Finance/CFO, for Shooters International, Inc., an international restaurant operator and franchisor of Shooters Waterfront Cafes. Prior to 1991, Mr. Peklenk was Director of Internal Audit for Chi-Chi's Mexican Restaurants, a $500M restaurant operator (300 units) and franchisor. Prior to 1983, Mr. Peklenk was an Audit Partner with the international CPA firm of Grant Thornton.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective March 15, 1996, the Common Stock of the Company began trading on the American Stock Exchange under the symbol of "EAR." Prior to this date, the Company's Common Stock was traded in the over-the-counter market under the symbol of "HRXL."

         The following table sets forth the high and low prices of the Common Stock as reported by the American Stock Exchange (AMEX) from March 15, 1996, throughout the rest of 1996. The prices for the first quarter of 1996 through March 14, 1996, and for the quarters of 1995 are the high and low bid prices as reported by the National Association of Securities Dealers, Inc., OTC Bulletin Board Services ("NASDBB"):

               Fiscal Quarter                Common Stock
               -----------------------  ----------------------
                                           High        Low
                                        ----------  ----------
                         1995
               -----------------------

               First   (NASDBB)             1.44         .50
               Second  (NASDBB)             1.44        7/16
               Third   (NASDBB)             1-5/32      5/16
               Fourth  (NASDBB)             1-15/32      .82

                         1996
               -----------------------

               First   (AMEX & NASDBB)      7-3/8     2-3/16
               Second  (AMEX)               6-15/16        4
               Third   (AMEX)               6-15/16    2-5/8
               Fourth  (AMEX)               3-7/8      1-3/4


         As of December 27, 1996, there were 1,561 holders of record of Common Stock. The Company estimates that included within the holders of record are approximately 20,391 beneficial owners of Common Stock.


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


OPERATING STATEMENT DATA:
                                                                                            Three
                                                           Year Ended                      Months
                                            ------------------------------------------      Ended
                                            December 27,   December 29,   December 30,   December 31,     Year Ended September 30,
                                            ------------   ------------   ------------   ------------   ---------------------------
                                                1996           1995           1994           1993           1993           1992
                                            ------------   ------------   ------------   ------------   ------------   ------------

Net sales ................................  $ 18,490,561   $ 11,170,068   $  4,331,148   $  1,042,576   $  7,335,067   $  5,300,114
Total costs and expenses .................    26,349,540     13,383,521      6,436,783      1,568,825     12,669,759      7,724,750
Loss from continuing operations ..........    (7,858,979)    (2,213,453)    (2,105,635)      (561,517)    (5,579,446)    (2,481,083)
Loss from discontinued operations ........             _              _              _              _       (918,720)      (202,851)

Net loss applicable to common stockholders   (17,895,486)    (2,213,453)    (2,105,635)      (561,517)    (6,498,166)    (2,683,934)
Loss per common share:
  Continuing operations, including .......  $       (.25)  $      (0.05)  $      (0.06)  $      (0.02)  $      (0.18)  $      (0.09)
      dividends on preferred stock
  Discontinued operations ................             _              _              _              _          (0.03)         (0.01)

Net loss per common share ................  $       (.25)  $      (0.05)  $      (0.06)  $      (0.02)  $      (0.21)  $      (0.10)

Weighted average:
  Number of common shares outstanding ....    71,197,115     45,164,091     36,278,205     31,031,790     30,819,790     27,606,013
Cash dividends per common share ..........          None           None           None           None           None           None


BALANCE SHEET DATA:
                                                                                            Three
                                                           Year Ended                      Months
                                            ------------------------------------------      Ended
                                            December 27,   December 29,   December 30,   December 31,     Year Ended September 30,
                                            ------------   ------------   ------------   ------------   ---------------------------
                                                1996           1995           1994           1993           1993           1992
                                            ------------   ------------   ------------   ------------   ------------   ------------

Total assets .............................  $ 26,627,484   $  6,450,628   $  3,504,967   $  2,659,794   $  2,800,222   $  3,288,771

Working capital (deficit) ................    12,456,391     (1,317,179)      (623,200)    (2,560,618)    (2,936,745)       266,276

  Long-term debt net of current portion ..       230,258      2,316,300      2,376,199      1,175,372        607,097        213,868

Book value per share (1) .................           .20           (.12)         (0.16)         (0.23)         (0.24)         (0.07)

---------------

(1) - represents total stockholders' equity less aggregate liquidation preferences on preferred stock, divided by common stock outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

         Management believes the shift of patients from the Medicare population to managed care, which has occurred in recent years, will continue and increase in the future. To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of this shift.

         To support the requirements of the Company's current and future participation in such contracts, the Company made a strategic decision to enter the northeast U.S. market in 1996. To fulfill its contractual requirements during 1996, sixteen centers were opened in New York, fourteen in New Jersey, and four in Connecticut for a total of thirty-four centers in the northeast market. Additionally, five centers were opened in Florida, and two centers closed for a net increase of three centers in the Company's Florida region.

         In 1996, fourteen new contracts were signed with managed care and insurance companies in the northeast U.S. market to support the new centers. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

         The Company believes that the loss of any single managed care contract would not have a material adverse effect on its financial condition or results of operation. Each of the existing insurance contracts are achieving expected gross profit margins and contributing positively to the Company's results of operations.

         In 1996, the Company substantially completed its planned corporate expansion to support the center network expansion and new contract signings. This included the development, installation and implementation of new computer information systems; the establishment and staffing of three new departments (Professional Services, Information Technology and Contract Management); the upgrade and expansion of existing departments and the relocation to a new corporate facility.

RESULTS OF OPERATIONS

         1996 COMPARED TO 1995

         Net sales increased $7,320,493, or 65.5%, to $18,490,561 in 1996 from
$11,170,068 in 1995. Net sales in those regions in operation in both 1996 and 1995 increased $2,005,641, or 17.9%, to $13,175,709 in 1996 from $11,170,068 in
1995; and those regions were profitable at center level. The balance of the increase in net sales, $4,799,348, resulted from those centers opened in the northeast U.S. market in 1996.

         Cost of products sold increased $3,007,000, or 84.2%, to $6,578,725 in 1996 from $3,571,725 in 1995. The increase in cost of products sold was primarily the result of increased sales volume in 1996 over 1995. Cost of products sold, as a percentage of net sales, was higher in 1996 than in 1995 because of a reduction in the Company's retail hearing aid prices; the inclusion of one year's free batteries with each hearing aid purchased; and a shift toward lower margin programmable hearing devices. Although there can be no assurance that the Company will reach its 1997 sales targets, the volume discounts negotiated with its primary vendors, should it achieve those sales targets, will bring the cost of products, as a percentage of net sales, to the lower 1995 levels.

         Center operating expenses increased $5,682,471, or 84.4%, to $12,418,005 in 1996 from $6,735,534 in 1995. This increase is primarily due to an increase of 132% in the number of centers operating in 1996 (65) compared to 1995 (28).

         General and administrative expenses increased $3,445,359, or 139%, to $5,917,360 in 1996 from $2,472,001 in 1995. $640,000, or 19% of the increase in
1996 over 1995, was the result of the write off of certain system development costs, and an increase in the allowance for doubtful accounts. Substantially all of the remaining increase was attributable to the increase in wages and fringe benefits associated with the expansion of the corporate administrative functions.

         Depreciation and amortization expense increased $903,918, or 258%, to $1,254,055 in 1996 from $350,137 in 1995. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the thirty-nine new centers opened in 1996; the installation of computer systems in existing centers in the base regions and the corporate office computer systems installed in 1996.


         1995 COMPARED TO 1994

         Net sales increased $6,838,920, or 158%, to $11,170,068 in 1995 from
$4,331,148 in 1994. The increase resulted from the first year of revenue from the 18 Florida retail hearing aid centers acquired from Hearing Health Services, Inc. ("HHS"), plus revenues recognized from seven contracts with managed care companies signed in late 1994.

         Cost of products sold increased $1,980,549, or 124%, to $3,571,725 in 1995 from $1,591,176 in 1994. The increase resulted from the increased sales volume from the eighteen centers, plus sales generated from the seven new managed care contracts. Cost of products sold, as a percentage of net sales, was lower in 1995 mainly due to agreements with vendors in 1995 to reduce costs based on planned increases in future purchases.

         Center operating expenses increased from $2,736,084, in 1994, to $6,735,534 in 1995. General and administrative expenses increased from $1,681,383, in 1994, to $2,472,001 in 1995. Depreciation and amortization increased from $204,981, in 1994, to $350,137 in 1995. All of these increases were due primarily to the acquisition of HHS mentioned above.


         FOURTH QUARTER ADJUSTMENTS

         There were no significant fourth quarter adjustments in 1996 or 1994.

         Fourth quarter adjustments for 1995 consisted of an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expenses of $284,201.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased $13,773,570 to $12,456,391 as of December 27,1996 from a working capital deficit of $1,317,179 as of December 29, 1995. During 1996, the Company completed two private placements (see Note 6E, Stockholders' Equity) providing the Company net proceeds of $27,842,590. The Company also received net proceeds of $2,277,450 from the exercise of warrants during the year. During 1996, the Company purchased $6,824,065 in property and equipment and retired long term debt of $4,439,686. The sale of the Company's securities in 1996 did not individually, or in the aggregate, cause a "change in control" which would result in an annual limitation of the Company's net operating loss carry-forward under Section 382 of the Internal Revenue Code of 1986, as amended.

         In the first quarter of 1997, the Company completed a private placement (see Note 3) and received net proceeds of approximately $9,300,000. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 1997 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise.

         Net cash used by operating activities increased from $1,486,465, in 1995, to $6,431,112 in 1996. The increase in cash used by operating activities was primarily the result of operating losses resulting from the Company's decision to expand its operations to accommodate the new contract signings and the accompanying expansion into the northeast U.S. market as discussed above.

         Net cash used in investing activities increased from $1,689,455, in 1995, to $18,727,969 in 1996. This increase resulted from the use of cash of $6,824,065 to fund the construction of leasehold improvements and the related purchase of property and equipment to equip the new and existing centers so as to accommodate the expected increase in revenue. Excess cash of $11,903,904, remaining from the 1996 equity placements, has been invested in marketable securities until needed.

         The capital costs associated with the start up of a new center vary depending on the size of the center and its location. Typically, new centers are leased under operating leases and range from 1,500 to 2,000 square feet in size. New center property and equipment costs include leasehold build out costs, furniture and costs of equipment, including diagnostic and computer equipment. Pre-opening costs, such as training wages, recruiting, advertising, travel, etc. are expensed as incurred. The Company believes it has the funds to support the planned expansion of the Company's network of centers through 1997.

         Cash from financing activities increased from $3,780,452, in 1995, to $26,036,979 in 1996. This increase was primarily of the result of equity offerings and warrant exercises during 1996 in the amount of $29,558,328, net of expenses. Long-term debt in the amount of $4,439,686 was retired during the year.

         During 1995, cash flows from financing activities consisted of a $1,500,000 private placement; a loan from two investors for $1,100,000; and a loan from the principal shareholder. These funds were used to pay for the construction of fifteen new centers in New York and New Jersey and the purchase and development of new point-of-sale and accounting systems.

         The working capital deficiency increased from $623,200 at December 30, 1994 to $1,317,179 at December 29, 1995. The increase in the deficiency was due primarily to the loans from the two investors discussed above.

         Net cash used in operating activities was $1,486,465, for 1995, as compared to $1,936,270 for 1994. The decrease in the net cash used in operating activities was primarily due to a decrease in the net loss in 1995 compared to 1994, offset by the decrease in the accrual for restructuring cost of $2,622,991.

         Net cash used by investing activities was $1,689,455 for 1995 as compared to cash provided of $175,206 for 1994, a net decrease of $1,864,661. The decrease was primarily related to the purchase of property and equipment and computer and accounting systems.

         Net cash provided by financing activities increased to $3,780,452, for 1995, from $1,778,313 for 1994. The increase was related to additional private placements as well as additional loans of $1,370,000 and the conversion of certain amounts due an accounts payable vendor into debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants .....................      22
Consolidated Balance Sheets at December 27, 1996 (Pro Forma and Actual)
         and  December 29, 1995 ........................................   23-24
Consolidated Statements of Operations for the years ended
         December 27, 1996, December 29, 1995, and December 30, 1994 ...      25
Consolidated Statements of Changes in Stockholders' Equity (Capital
         Deficit) for the years ended December 27, 1996,
         December 29, 1995, and December 30, 1994 ......................   26-29
Consolidated Statements of Cash Flows for the years ended
         December 27, 1996, December 29, 1995, and December 30, 1994 ...   30-32
Notes to Consolidated Financial Statements .............................   33-48

FINANCIAL STATEMENT SCHEDULES:

For the years ended December 27, 1996, December 29, 1995 and
         December 30, 1994

         II Valuation Accounts .........................................      49

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
HEARx Ltd.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HEARx Ltd. and Subsidiaries as of December 27, 1996 and December 29, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 27, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. and Subsidiaries at December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


West Palm Beach, Florida                BDO Seidman, LLP
March 25, 1997

                                                     HEARX LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                               ASSETS
                                                                                      Pro Forma
                                                                                       (Note 3)       December 27,     December 29,
                                                                                         1996             1996            1995
                                                                                   ---------------  ---------------  ---------------

CURRENT ASSETS:
  Cash and cash equivalents .....................................................  $     1,811,437  $     1,811,437  $       933,539
  Marketable securities (Note 2) ................................................       21,236,025       11,936,025             --
  Accounts and notes receivable, less allowance
    for doubtful accounts of $789,322, and $341,234 .............................        3,021,992        3,021,992        1,227,993
  Inventories ...................................................................          363,978          363,978          395,983
  Prepaid expenses ..............................................................          245,000          245,000          529,418
                                                                                   ---------------  ---------------  ---------------

    Total current assets ........................................................       26,678,432       17,378,432        3,086,933

PROPERTY AND EQUIPMENT - NET (Note 5) ...........................................        8,068,700        8,068,700        2,523,882

OTHER ...........................................................................        1,180,352        1,180,352          839,813
                                                                                   ---------------  ---------------  ---------------

                                                                                   $    35,927,484  $    26,627,484  $     6,450,628
                                                                                   ===============  ===============  ===============

See accompanying notes to consolidated financial statements

                                                     HEARX LTD. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (CONCLUDED)

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     Pro Forma
                                                                                      (Note 3)        December 27,     December 29,
                                                                                        1996              1996            1995
                                                                                   ---------------  ---------------  --------------

LIABILITIES:
CURRENT LIABILITIES:
  Accounts payable and other accrued expenses ...................................  $    3,357,422   $     3,357,422  $    2,000,090
  Accrued salaries and other compensation .......................................         812,946           812,946         217,042
  Current maturities of long-term debt (Note 4) .................................         751,673           751,673       2,186,980
                                                                                   ===============  ===============  ===============

      Total current liabilities .................................................       4,922,041         4,922,041       4,404,112
                                                                                   ---------------  ---------------  ---------------
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 4) ................................         230,258           230,258       2,316,300
                                                                                   ---------------  ---------------  ---------------
COMMITMENTS AND CONTINGENCIES  (Notes 4, 5 & 8)
STOCKHOLDERS' EQUITY:
  Non-redeemable preferred stock:
    (Aggregate liquidation preference $5,114,252)
    $1 par; 2,000,000 shares, authorized, issued and outstanding: (Note 6)
    1992 Senior A        30,000 shares ..........................................             --                --           30,000
    1992 Senior B        22,500 shares ..........................................             --                --           22,500
    1992 Convertible C   10,000 shares ..........................................             --                --           10,000
    1993 Senior D        14,926 shares ..........................................             --                --           14,926
    1993 Senior G        14,926 shares ..........................................             --                --           14,926
    1994 Convertible      5,000 shares ..........................................             --                --            5,000
    1995 Senior E         6,472 shares ..........................................             --                --            6,472
    1996 Convertible B-1  3,500 shares ..........................................           3,500             3,500             --
    1996 Convertible B-2  1,450 shares ..........................................           1,450             1,450             --
    1997 Convertible     10,000 shares ..........................................          10,000              --               --
                                                                                   ---------------  ---------------  ---------------

      Total preferred stock .....................................................          14,950             4,950         103,824

  Common stock, 130,000,000 shares authorized,
    81,969,233 & 47,956,783 shares issued (Notes 4 & 6) .........................       8,196,923         8,196,923       4,795,678
  Additional paid-in capital ....................................................      69,286,480        59,996,480      23,079,016
  Accumulated deficit ...........................................................     (46,130,289)      (46,130,289)    (28,234,803)
  Unrealized gain on marketable securities ......................................          32,121            32,121             --
  Unamortized deferred compensation .............................................             --                --          (13,499)
  Treasury stock, at cost - 250,000 common shares ...............................        (625,000)         (625,000)            --
                                                                                   ---------------  ---------------  ---------------

      Total stockholders' equity ................................................      30,775,185        21,475,185        (269,784)
                                                                                   ---------------  ---------------  ---------------

                                                                                   $   35,927,484   $    26,627,484  $    6,450,628
                                                                                   ===============  ===============  ===============

See accompanying notes to consolidated financial statements

                                                     HEARX LTD. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  Year Ended        Year Ended        Year Ended
                                                                                 December 27,      December 29,      December 30,
                                                                                     1996              1995              1994
                                                                                ---------------   ---------------   ---------------

NET SALES ....................................................................  $    18,490,561   $    11,170,068   $     4,331,148
                                                                                ---------------   ---------------   ---------------

COSTS AND EXPENSES:
  Cost of products sold ......................................................        6,578,725         3,571,725         1,591,176
  Center operating expenses ..................................................       12,418,005         6,735,534         2,736,084
  General and administrative expenses ........................................        5,917,360         2,472,001         1,681,383
  Depreciation and amortization ..............................................        1,254,055           350,137           204,981
  Interest expense ...........................................................          181,395           254,124           223,159
                                                                                ---------------   ---------------   ---------------

    Total expenses ...........................................................       26,349,540        13,383,521         6,436,783
                                                                                ---------------   ---------------   ---------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK .....................................       (7,858,979)       (2,213,453)       (2,105,635)
DIVIDENDS ON PREFERRED STOCK:
  Deemed dividend (Note 6G) ..................................................       (9,000,000)             --                --
  Dividends ..................................................................       (1,036,507)             --                --
                                                                                ---------------   ---------------   ---------------

    Total dividends ..........................................................      (10,036,507)             --                --
                                                                                ---------------   ---------------   ---------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...................................  $   (17,895,486)  $    (2,213,453)  $    (2,105,635)
                                                                                ===============   ===============   ===============

NET LOSS PER COMMON SHARE ....................................................  $          (.25)  $          (.05)  $          (.06)
                                                                                ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ................       71,197,115        45,164,091        36,278,205
                                                                                ===============   ===============   ===============

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                               Years Ended December 27, 1996, December 29, 1995 and December 30, 1994
                           Non-Redeemable
                          Preferred Stocks       Common Stock       Additional                           Unamortized      Total
                          ----------------  ----------------------    Paid-In    Accumulated   Treasury    Deferred    Stockholders'
                          Shares   Amount     Shares      Amount      Capital      Deficit       Stock   Compensation     Equity
                          ------  --------  ----------  ----------  -----------  ------------  --------  ------------  ------------

Balance at
 December 31, 1993 .....  92,352  $ 92,352  31,250,228  $3,125,023  $18,105,416  $(23,915,715) $   --    $   (30,541)  $ (2,623,465)
Payments from 3M
 to exercise Senior E
 preferred stock
 series ................    --        --          --          --         75,000          --        --           --           75,000
Conversion of debenture
 ($700,000) plus
 accrued interest
 payable ($27,682) to
 common stock ..........    --        --     3,638,414     363,841      363,841          --        --           --          727,682
1994 Private placements,
 net of expenses of
 $51,965, to common
 stock .................    --        --     6,500,000     650,000      598,035          --        --           --        1,248,035
Issuance of common
 stock-Advisory Board ..    --        --        40,985       4,098       20,902          --        --           --           25,000
Executive stock
 bonuses ...............    --        --        22,727       2,273        5,227          --        --           --            7,500
Issuance of common stock
 to officers ...........    --        --        70,000       7,000       30,188          --        --        (37,188)          --
Issuance of common stock
 to public relations
 company ...............    --        --       150,000      15,000       22,500          --        --           --           37,500
Issuance of private
 placement convertible
 preferred stock during
 December, 1994 ........   2,500     2,500        --          --        497,500          --        --           --          500,000
Issuance of convertible
 preferred stock for
 acquisition of centers
 from Hearing Health
 Services, Inc. ........   2,500     2,500        --          --        497,500          --        --           --          500,000
Amortization of deferred
 compensation ..........    --        --          --          --           --            --        --         40,732         40,732
Net loss for the year ..    --        --          --          --           --      (2,105,635)     --           --       (2,105,635)
                          ------  --------  ----------  ----------  -----------  ------------  --------  ------------  ------------
Balance at
 December 30, 1994 .....  97,352  $ 97,352  41,672,354  $4,167,235  $20,216,109  $(26,021,350)  $  --    $   (26,997)  $ (1,567,651)
                          ------  --------  ----------  ----------  -----------  ------------  --------  ------------  ------------

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                            (Continued)
                               Years Ended December 27, 1996, December 29, 1995 and December 30, 1994
                           Non-Redeemable
                          Preferred Stocks       Common Stock       Additional                           Unamortized      Total
                         -----------------  ----------------------    Paid-In    Accumulated   Treasury    Deferred    Stockholders'
                          Shares   Amount     Shares      Amount      Capital      Deficit       Stock   Compensation     Equity
                         -------  --------  ----------  ----------  -----------  ------------  --------  ------------  ------------

Balance at
 December 30, 1994 .....  97,352  $ 97,352  41,672,354  $4,167,235  $20,216,109  $(26,021,350) $   --    $   (26,997)  $ (1,567,651)
1995 Individual private
 placements, net of
 expenses of $63,192 ...     --        --    2,427,184     242,718    1,194,090           --       --            --       1,436,808
1995 Institutional
 private placements,
 net of expenses of
 $297,315 ..............     --        --    2,602,572     260,257    1,172,336           --       --            --       1,432,593
Issuance of common stock
 - Advisory Board ......     --        --       87,419       8,742       26,258           --       --            --          35,000
Executive stock
 bonuses ...............     --        --      115,138      11,514      115,562           --       --            --         127,076
Exercise of employee
 stock options .........     --        --      278,650      27,865       60,233           --       --            --          88,098
Issuance of common stock
 to consultants ........     --        --      373,466      37,347      240,900           --       --            --         278,247
Stock option exercise by
 consultants ...........     --        --      400,000      40,000       60,000           --       --            --         100,000
Issuance of Senior E
 preferred stock
 series ................   6,472     6,472         --          --        (6,472)          --       --            --             --
Amortization of deferred
 compensation ..........     --        --          --          --           --            --       --         13,498        13,498
Net loss for the year ..     --        --          --          --           --     (2,213,453)     --            --      (2,213,453)
                         -------  --------  ----------  ----------  -----------  ------------  --------  ------------  ------------

Balance at
 December 29, 1995 ..... 103,824  $103,824  47,956,783  $4,795,678  $23,079,016  $(28,234,803) $    --   $   (13,499)  $   (269,784)
                         -------  --------  ----------  ----------  -----------  ------------  --------  ------------  ------------

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                            (Continued)
                               Years Ended December 27, 1996, December 29, 1995 and December 30, 1994
                                                                  Non-Redeemable
                                                                 Preferred Stocks                 Common Stock          Additional
                                                           ---------------------------   ---------------------------      Paid-In
                                                               Shares        Amount         Shares         Amount         Capital
                                                           ------------   ------------   ------------   ------------   ------------

Balance at December 29, 1995 ............................       103,824   $    103,824     47,956,783   $  4,795,678   $ 23,079,016
Exercise of employee stock options ......................          --             --          419,900         41,990        167,861
Exercise of warrants, net of expenses of $134,814 .......          --             --        4,059,650        405,965      1,871,485
Treasury stock received from cashless exercise of
 warrants ...............................................          --             --          250,000         25,000           --
Conversions of preferred stock Senior A,B,D,G, and E ....       (88,824)       (88,824)     8,882,400        888,240       (799,416)
 Series C, Convertible 1992 .............................       (10,000)     1,040,000        104,000        (94,000)          --
   1994, Convertible ....................................        (5,000)        (5,000)     5,000,000        500,000       (495,000)
Preferred dividends paid to principal stockholder .......          --             --             --             --         (214,666)
Purchase and retirement of common stock from
 former officer .........................................          --             --         (120,000)       (12,000)       (33,000)
Issuance of common stock - Advisory Board ...............          --             --           28,900          2,890         22,110
Issuance of private placement 1996 Sr convertible
 preferred stock, net of expenses of $338,345 ...........         6,000          6,000           --             --        5,655,655
Redemption of 1996 Sr. convertible preferred stock ......        (6,000)        (6,000)          --             --       (5,994,000)
Common stock issued for customer list ...................          --             --          150,000         15,000        224,070
Issuance of private placement 1996 Series A convertible
 preferred stock, net of expenses of $306,000 ...........         5,100          5,100           --             --        4,788,900
Conversions of 1996 Series A preferred stock ............        (5,100)        (5,100)     1,955,888        195,589        (54,153)
Issuance of private placement 1996 Series B-1 and B-2
 convertible preferred stock, net of expenses
 of $1,851,410 ..........................................        24,900         24,900           --             --       23,023,690
Conversions of 1996 Series B-1 and B-2 preferred stock ..       (19,950)       (19,950)    12,020,712      1,202,071       (446,203)
Stock option exercise by consultants ....................          --             --          325,000         32,500        252,428
                                                           ------------   ------------   ------------   ------------   ------------

Subtotal ................................................         4,950   $      4,950     81,969,233   $  8,196,923   $ 50,954,777
                                                           ------------   ------------   ------------   ------------   ------------
                                                                                          Unamortized     Unrealized       Total
                                                            Accumulated     Treasury        Deferred    Gain on Market Stockholders'
                                                               Deficit        Stock       Compensation    Securities      Equity
                                                            ------------   ------------   ------------   ------------  ------------

Balance at December 29, 1995 .............................  $(28,234,803)  $       --     $    (13,499)  $       --    $   (269,784)
Exercise of employee stock options .......................          --             --             --             --         209,851
Exercise of warrants, net of expenses of $134,814 ........          --             --             --             --       2,277,450
Treasury stock received from cashless exercise of
 warrants ................................................          --         (625,000)          --             --        (600,000)
Conversions of preferred stock Senior A,B,D,G, and E .....          --             --             --             --            --
 Series C, Convertible 1992 ..............................          --             --             --             --
   1994, Convertible .....................................          --             --             --             --            --
Preferred dividends paid to principal stockholder ........          --             --             --             --        (214,666)
Purchase and retirement of common stock from former
 officer .................................................          --             --             --             --         (45,000)
Issuance of common stock - Advisory Board ................          --             --             --             --          25,000
Issuance of private placement 1996 Sr convertible
 preferred stock, net of expenses of $338,345 ............          --             --             --             --       5,661,655
Redemption of 1996 Sr. convertible preferred stock .......          --             --             --             --      (6,000,000)
Common stock issued for customer list ....................          --             --             --             --         239,070
Issuance of private placement 1996 Series A convertible
 preferred stock, net of expenses of $306,000 ............          --             --             --             --       4,794,000
Conversions of 1996 Series A preferred stock .............      (136,336)          --             --             --            --
Issuance of private placement 1996 Series B-1 and B-2
 convertible preferred stock, net of expenses of
 $1,851,410 ..............................................          --             --             --             --      23,048,590
Conversions of 1996 Series B-1 and B-2 preferred stock ...      (900,171)          --             --             --        (164,253)
Stock option exercise by consultants .....................          --             --             --             --         284,928
                                                            ------------   ------------   ------------   ------------  ------------

Subtotal .................................................  $(29,271,310)  $   (625,000)  $    (13,499)  $       --    $ 29,246,841
                                                            ------------   ------------   ------------   ------------  ------------

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                             (Concluded)
                               Years Ended December 27, 1996, December 29, 1995 and December 30, 1994
                                                                  Non-Redeemable
                                                                 Preferred Stocks                 Common Stock          Additional
                                                           ---------------------------   ---------------------------      Paid-In
                                                               Shares        Amount         Shares         Amount         Capital
                                                           ------------   ------------   ------------   ------------   ------------


Balance carried forward .................................         4,950   $      4,950     81,969,233   $  8,196,923   $ 50,954,777

Deemed dividend on 1996 Series A, B-1 and
  B-2 private placements ................................           --             --             --             --       9,000,000
Vesting of restricted stock - Officers ..................           --             --             --             --           2,800
Amortization of deferred compensation ...................           --             --             --             --            --
Unrealized gain on marketable securities net of taxes ...           --             --             --             --            --
Non-employee stock option compensation ..................           --             --             --             --          38,903
Net loss for the year ...................................           --             --             --             --            --
                                                           ------------   ------------   ------------   ------------   ------------

Balance at December 27, 1996 ............................         4,950   $      4,950     81,969,233   $  8,196,923   $ 59,996,480
                                                           ------------   ------------   ------------   ------------   ------------
                                                                                          Unamortized     Unrealized       Total
                                                            Accumulated     Treasury        Deferred    Gain on Market Stockholders'
                                                               Deficit        Stock       Compensation    Securities      Equity
                                                            ------------   ------------   ------------   ------------  ------------

Balance carried forward .................................   $(29,271,310)  $   (625,000)  $    (13,499)  $       --    $ 29,246,841

Deemed dividend on 1996 Series A, B-1 and
  B-2 private placements ................................     (9,000,000)          --             --             --            --
Vesting of restricted stock - Officers ..................           --             --             --             --           2,800
Amortization of deferred compensation ...................           --             --           13,499           --          13,499
Unrealized gain on marketable securities net of taxes ...           --             --                          32,121        32,121
Non-employee stock option compensation ..................           --             --             --             --          38,903
Net loss for the year ...................................     (7,858,979)          --             --             --      (7,858,979)
                                                            ------------   ------------   ------------   ------------  ------------

Balance at December 27, 1996 ............................   $(46,130,289)  $   (625,000)  $       --     $     32,121  $ 21,475,185
                                                            ------------   ------------   ------------   ------------  ------------

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                               Consolidated Statements of Cash Flows
                                                                                   Year Ended        Year Ended        Year Ended
                                                                                  December 27,      December 29,      December 30,
                                                                                     1996              1995              1994
                                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss before dividends ................................................  $    (7,858,979)  $    (2,213,453)  $    (2,105,635)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization ........................................        1,254,055           350,137           204,981
        Provision for losses on accounts receivable ..........................          448,088           198,298            51,247
        Loss on disposition of property ......................................          280,187              --                --
        Non-cash expense for consulting services .............................             --             222,530            62,500
        Non-cash expense for executive stock bonuses .........................             --             127,076             7,500

    (Increase) decrease in:
      Accounts and notes receivable ..........................................       (2,242,087)          (63,423)         (105,612)
      Inventories ............................................................           32,005           (58,419)          134,818
      Prepaid expenses .......................................................          284,418          (485,638)           99,184
      Other assets ..........................................................         (582,035)         (414,465)         (141,091)
    Increase (decrease) in:
      Accounts payable .......................................................         (427,008)          733,806           696,541
      Accrued expenses .......................................................        2,380,244           117,086           251,502
      Accrued costs for restructuring and
        discontinued operations ..............................................             --                --          (1,092,205)
                                                                                ---------------   ---------------   ---------------

         Net cash used in operating activities ...............................       (6,431,112)       (1,486,465)       (1,936,270)
                                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment .....................................       (6,824,065)       (1,711,203)          (40,110)
      Proceeds from sale of property and equipment ...........................             --              21,748           132,568
      Purchase of marketable securities ......................................      (11,903,904)             --                --
      Discontinued operations ................................................             --                --              82,748
                                                                                ---------------   ---------------   ---------------

         Net cash (used) provided by investing activities ....................  $   (18,727,969)  $    (1,689,455)  $       175,206
                                                                                ---------------   ---------------   ---------------

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                               Consolidated Statements of Cash Flows
                                                            (Continued)
                                                                                   Year Ended        Year Ended        Year Ended
                                                                                  December 27,      December 29,      December 30,
                                                                                     1996              1995              1994
                                                                                ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings ....................................................  $          --     $     1,370,000   $          --
    Proceeds from issuance of:
      Long-term debt - principal stockholder .................................             --                --             500,000
      Long-term debt - other .................................................        1,261,977              --                --
      Convertible subordinated debentures ....................................             --                --             138,750
      Exercise of stock option ...............................................             --                --              75,000
    Principal payments:
        Long-term debt .......................................................       (4,439,686)         (279,255)         (130,972)
        Forgiveness of long-term debt ........................................         (343,640)         (293,843)          (52,500)
      Proceeds from issuance of capital stock ................................       29,558,328         2,983,550         1,248,035
                                                                                ---------------   ---------------   ---------------

        Net cash provided by financing activities ............................       26,036,979         3,780,452         1,778,313
                                                                                ---------------   ---------------   ---------------

Net increase in cash and cash equivalents ....................................          877,898           604,532            17,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................          933,539           329,007           311,758
                                                                                ---------------   ---------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................  $     1,811,437   $       933,539   $       329,007
                                                                                ===============   ===============   ===============

See accompanying notes to consolidated financial statements

                                                    HEARx Ltd. And Subsidiaries
                                               Consolidated Statements of Cash Flows
                                                            (Concluded)
                                                                                    Year Ended       Year Ended       Year Ended
                                                                                   December 27,     December 29,     December 30,
                                                                                       1996             1995             1994
                                                                                  ---------------  ---------------  ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest .........................................................  $       249,097  $       253,479  $       211,490

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

    Deemed dividends on 1996 Series A, B-1,
      B-2 private placements ...................................................        9,000,000             --               --
    Preferred stock dividend paid upon conversion
      in kind by issuance of additional common stock ...........................        1,036,507             --               --
    Forgiveness of note payable by minimum required
      purchases ................................................................          343,640          293,843             --
    Issuance of common stock for services ......................................          309,925          222,530           62,500
    Issuance of common stock to employees ......................................          209,851          127,076           44,688
    Issuance of common stock for customer list .................................          239,070             --               --
    Conversion of accounts payable into notes payable ..........................             --            808,000          721,832
    Issuance of common stock for offering costs and software ...................             --            299,186
    In connection with a business acquisition:
        Convertible preferred stock issued .....................................             --               --            500,000
        Acquisition costs ......................................................             --               --             61,569
        Fair value of assets acquired ..........................................             --               --           (492,224)
        Costs in excess of fair value
         of net assets acquired ................................................             --             55,117           69,345
    Repayment of bank line of credit by principal
        stockholder/officer for a note payable .................................             --               --          1,000,000
    Convertible debentures and accrued interest
      payable exchanged for common stock .......................................             --               --            727,682

See accompanying notes to consolidated financial statements

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

HEARx Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers ("HEARx Centers") to serve the needs of the hearing impaired. The company operates HEARx Centers in Florida, New York, New Jersey, Connecticut, Virginia, Oregon and Pennsylvania.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

MARKETABLE SECURITIES

Marketable securities are classified available for sale and are carried at estimated market value. Unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses realized from the sales are computed by the specific-identification method.

INVENTORIES

Inventories, which consist of hearing aids, batteries, special hearing devices and related items, are priced at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable asset. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

INTANGIBLE ASSETS

Intangible assets, included in other assets, primarily represent customer lists acquired from acquisitions of hearing businesses. These customer lists are being amortized on a straight-line basis over periods not exceeding fifteen years. Intangible assets also include the excess purchase price of acquisitions over the fair value of assets acquired. Such excess costs are being amortized over fifteen years. Accumulated amortization at December 27, 1996 and December 29, 1995 was $67,305 and $36,342, respectively.

PRE-OPENING COSTS

The costs associated with the opening of new centers are expensed as incurred.

SALES RETURN POLICY

Patients purchasing hearing aids are given a specific return period, usually 30 days, if dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the customer attends the Company's H.E.L.P. program.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED COMPENSATION

The value in excess of the selling price of shares of common stock issued to officers has been amortized over the vesting period of such shares.

WARRANTIES

Hearing aids sold by the Company are covered by manufacturers' warranties.

CAPITATION REVENUE

The Company has capitation contracts with certain health care organizations under which the Company is paid an amount, per enrollee of the health maintenance organization, to provide a once every three years discount on certain hearing products and services. The amount paid to the Company by the health-care organization is calculated on a per-capita basis and is referred to as capitation revenue.

Revenue under capitation contracts is recorded based on actual utilization by the member populations of the health care organizations with whom the Company has contracted to provide hearing-care services.

INCOME TAXES

Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is computed using the weighted average number of shares outstanding during the year. Convertible preferred stock, convertible subordinated debentures, stock options and stock warrants are excluded from the computation of net loss per share because the effect of their inclusion would be anti-dilutive.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the purposes of the Statement of Cash Flows, temporary cash investments which have a maturity of ninety days or less are considered cash equivalents.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 financial statements have been reclassified in order to conform to the 1996 presentation.

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

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. MARKETABLE SECURITIES

Marketable securities at December 27, 1996 consist of U.S. Treasury Notes with an amortized cost of $11,903,904, estimated fair value of $11,936,025 and estimated unrealized gains of $32,121. Securities with an amortized cost of $5,916,151 and estimated fair value of $5,932,795 have contractual maturities within one year. Securities with an amortized cost of $5,987,753 and estimated fair value of $6,003,230 have contractual maturities of two years through five years.

3. SUBSEQUENT EVENT AND PRO-FORMA ADJUSTMENT

On March 17, 1997, the Company completed a private placement of 10,000 shares, $1 par, of the 1997 Convertible Preferred Stock. Net proceeds to the Company after payment of placement fees, legal and accounting expenses is estimated to be $9,270,000. The pro forma effect of this transaction is presented as a separate column in the consolidated balance sheet. The additional capital was raised to enable HEARx to expand its network. The 1997 Convertible Preferred Stock is convertible into Common Stock at various rates depending upon the date of conversion and the market price at date of conversion. Management has estimated that a deemed preferred stock dividend of approximately $1,500,000 will be recorded during the conversion period, which begins August 15, 1997, for the discounted conversion price.

4. DEBT

Long-term debt as of December 27, 1996 and December 29, 1995 consists of the following:

                                                             1996        1995
                                                          ----------  ----------

Note payable to supplier, collateralized by equipment,
   due December 31, 1997, see (a) below ................  $  683,114  $     --
Note payable collateralized by customer list, see (b)
   below ...............................................     213,515        --
Note payable to principal stockholder,
  paid during 1996 (see note 9) ........................        --     1,675,000
7% notes payable, to investors, due December 11, 1996
  converted to common stock (see note 6D) ..............        --     1,100,000
Note payable to supplier, due January 31, 1999,
  paid in 1996 .........................................        --       808,000
Short term advances from principal stockholder paid in
  1996 (see note 9) ....................................        --       270,000
Other notes payable ....................................      85,302     650,280
                                                          ----------  ----------
                                                             981,931   4,503,280

Less current maturities ................................     751,673   2,186,980
                                                          ----------  ----------

                                                          $  230,258  $2,316,300
                                                          ==========  ==========

The approximate aggregate maturities on long-term debt obligations in years subsequent to 1996 are as follows: 1997, $752,000; 1998, $72,000; 1999, $72,000;
2000, $72,000; and $14,000 thereafter.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) On March 5, 1996, the Company completed a $2.5 million trade financing agreement with a vendor pursuant to which the vendor will provide financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. The financing is collateralized by the equipment financed. A percentage of all hearing aid purchases by the Company from this vendor will be applied to repayment of financed amounts under the financing agreement.

(b) In January, 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable includes interest at 5.5% and is payable in five annual installments of $50,000 including interest beginning January 22, 1997.

5. PROPERTY AND EQUIPMENT AND LEASES

Property and equipment consist of the following:

                                                      December 27,  December 29,
                                                          1996          1995
                                                      ------------  ------------

Equipment, furniture and fixtures ..................  $  4,840,652  $  2,357,101
Leasehold improvements .............................     3,823,205       729,144
Computer systems ...................................     2,127,770       872,454
Leasehold improvements in progress .................        60,692       436,673
                                                      ------------  ------------

                                                        10,852,319     4,395,372
Less accumulated depreciation and amortization .....     2,783,619     1,871,490
                                                      ------------  ------------

                                                      $  8,068,700  $  2,523,882
                                                      ============  ============

Remaining commitments under contracts in progress related to the northeast expansion necessary to fulfill the Company's contractual commitments to certain managed care companies total $295,687 at December 27, 1996.

Approximate future minimum rental commitments under operating leases are as follows: $2,183,000 in 1997; $2,080,000 in 1998; $1,955,000 in 1999; $1,797,000
in 2000; $1,422,000 in 2001 and $5,624,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas. The Company believes that it would be able to sublease the space should it have to close a center due to losing a large contract with a managed care insurance company.

Equipment and building rent expense for the years ended December 27, 1996, December 29, 1995 and December 30, 1994 was $1,916,000, $1,267,000 and $930,000,
respectively.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCKHOLDERS' EQUITY

   A. SENIOR PREFERRED STOCK, SERIES A, B, C, D, G AND E

   These shares of Senior Preferred Stock had 100 votes per share and, unless otherwise required by Delaware law, voted with the holders of other shares of Common Stock as one class. The shares of Senior Preferred Stock Series A, B, C, D, G and E had no right to dividends except pari passu with the Common Stock based on the number of shares of Common Stock into which they were then convertible when, as and if a dividend was declared by the Board of Directors. The Senior Preferred Stock Series A, B, C, D, G and E were senior to the Common Stock and the Series C Preferred Stock and were pari passu with the 1994 Convertible Preferred Stock and the 1996 Senior Preferred Stock (discussed below). Upon the listing of the Company's Common Stock on the American Stock Exchange on March 15, 1996, all of the Senior Preferred Stock Series A, B, D, G, and E were automatically converted to common stock.

   (i)    SENIOR SERIES A AND SENIOR SERIES B

          Pursuant to an October 31, 1991 agreement with 3M, the Company agreed not to seek capital from any person, other than financial investors or through a public offering, as opposed to persons having an interest in the hearing aid industry, without 3M's prior written approval. The principal stockholder/officer agreed not to sell for five years any shares of Common Stock beneficially owned by himself or securities convertible into or exchangeable for Common Stock. He agreed to give 3M (a) a right of first refusal to purchase all or any portion of such shares or securities and (b) the right to approve any potential purchaser, which approval is not to be withheld unreasonably. The principal stockholder/officer's agreement does not apply to sales in the open market or gifts of up to five percent of his security holdings (on a fully converted basis).

   (ii)   SENIOR SERIES C:

          In February, 1991, the Company and 3M entered into an arrangement pursuant to which, among other things, the Company marketed 3M's "Memory Mate"tm brand hearing aids and certain other 3M hearing related products (on a non-exclusive basis). 3M furnished one of its "Master-Fit"[Trademark] hearing aid fitting systems in each of the Company's retail locations (valued at $50,000), and 3M paid the Company a test marketing fee of $300,000. In connection with these transactions, 3M was granted the right, in exchange for transfer of title to the fitting systems and agreement to forego repayment of the funds advanced as a test marketing fee, to acquire for a nominal consideration, 11,000 shares of Senior Series C. This right has been converted into the rights to acquire up to 1,100,000 shares of common stock and has not been exercised by 3M.

   (iii)  SENIOR SERIES D AND G:

          On June 28, 1993, 3M exercised its right to acquire 14,926 shares of Senior Preferred Stock, Series D, par value $1.00 per share ("Senior Series D") for $1,000,000 and to acquire 14,926 shares of Senior Preferred Stock, Series G, par value $1.00 per share ("Senior Series G") for $1,000,000.

   (iv)   SENIOR SERIES E:

          During 1993 and 1994, 3M paid $400,000 as a partial payment towards the exercise of Senior Preferred Stock, Series E, par value $1.00 per share ("Senior Series E"). On May 1, 1995, the Company and 3M agreed

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          to and the Company did issue 6,472 shares of Senior Series E Stock in consideration for the $400,000.

   B. SERIES C PREFERRED STOCK

   During January, 1996, all of the outstanding shares of the Series C Preferred Stock were converted into 1,040,000 shares of Common Stock, and the cumulative dividends of $214,666 were converted into a promissory note, which the Company paid in August, 1996. The Series C Preferred Stock provided for cumulative dividends at the rate of $5.60 per share per annum, payable quarterly, commencing June 30 1992, and was junior to the Senior Series Preferred Stock discussed above and the 1994 Convertible Preferred stock discussed below; it was senior to the Common Stock in the event of the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock had 104 votes per share (1,040,000 votes total) and, except as otherwise required by Delaware law, voted with the holders of shares of Common Stock as one class. The Series C Preferred Stock was redeemable at the sole option of the Company at a redemption price of $70 per share.

   C. 1994 CONVERTIBLE PREFERRED STOCK

   In connection with the acquisition of certain assets from Hearing Health Services, Inc. ("HHS"), the Company issued to HHS 2,500 shares of the Company's 1994 Convertible Preferred Stock, par value $1.00 per share. All shares were converted to Common Stock by HHS on March 9, 1996. The 1994 Convertible Preferred Stock had 1,000 votes per share (2,500,000 votes total) and voting rights and powers equal to the voting rights and powers of the Common Stock. Each share was convertible at any time at the option of the holder. In connection with the acquisition, HHS also received warrants to purchase 2,500,000 shares of Common Stock at a price of $.25 per share with standard anti-dilution rights. These warrants were exercised on January 29, 1996, in a cashless exercise resulting in the issuance to HHS of 2,250,000 shares of Common Stock. The Company received 250,000 shares for the cashless exercise, which was recorded as treasury stock.

   On December 30, 1994, the Company and three limited partnerships affiliated with HHS (collectively the "Investors") entered into a stock purchase agreement pursuant to which the Investors purchased 2,500 shares of 1994 Convertible Preferred Stock, par value $1.00 per share at a total cash purchase price of $500,000 ($200 per share), paid on January 4, 1995. These shares had the same rights, privileges, and conversion features as the shares of 1994 Convertible Preferred Stock issued to HHS. On March 8, 1996, the Investors converted all their 1994 Convertible Preferred stock into 2,500,000 shares of Common Stock.

   D. 1996 SENIOR PREFERRED STOCK

   During 1996 the Company completed a private placement of 6,000 shares, $1 par, of 1996 Senior Preferred Stock in consideration for $4.9 million of cash and the conversion of a $1.1 million note payable. Associated warrants with this preferred stock cover an aggregate of 11,070,480 shares of common stock at an exercise price of $.55 per share. The 1996 Senior Preferred Stock was redeemed by the Company during May, 1996. The warrants remain outstanding. Additionally 2,283,278 warrants were issued to an investment banker as a placement fee.

   E. 1996 SERIES A, B-1 AND B-2 CONVERTIBLE PREFERRED STOCK

   During May and August, 1996, the Company completed a side-by-side offering pursuant to Regulation D and Regulation S, each promulgated under the Securities Act of 1933, as amended. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (the "Series B-2 Preferred Stock"), for net proceeds of $23,048,590. In the Regulation S offering, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for net proceeds of $4,794,000. In connection with the Regulation D and Regulation S offerings, the Company was required to report a one-time, non-cash charge against loss available to common stockholders of $9,000,000 (see Note 6G).

   (i)    1996 SERIES A CONVERTIBLE PREFERRED STOCK

          As of December 27, 1996, all of the 5,100 shares of the 1996 Series A Convertible Preferred Stock plus accrued dividends in the amount of $136,336 had been converted into 1,955,888 shares of the Company's Common Stock. The 1996 Series A Convertible Preferred Stock ranked prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1996 Series A Convertible Preferred, and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1996 Series A Convertible Preferred. The 1996 Series A Convertible Preferred Stock bore dividends of 8%, payable in kind or cash upon conversion at the option of the Company. The holders of this stock were entitled to convert up to 100 percent of the number of shares beginning 60 days following the date of the last closing (May, 1996).

   (ii)   1996 SERIES B-1 CONVERTIBLE PREFERRED STOCK

          The 1996 Series B-1 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to any 1996 Series B-1 Convertible Preferred, pari passau with the Company's 1996 Series B-2 Convertible Preferred Stock, 1997 Convertible Preferred Stock and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1996 Series B-1 Convertible Preferred. The 1996 Series B-1 Convertible Preferred Stock bears dividends of 8%, payment in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 8% per annum of the stated value from the date of issuance (unless the Company chooses to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $5.00, and (ii) a percentage (ranging from 100% on or before July 7, 1996, to 75% after May 7, 1997) of the average of the closing bid prices for shares of Common Stock for the ten

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          trading day period immediately prior to conversion, subject to adjustment upon the occurrence of certain dilutive events. The Series B-1 Preferred Stock may be converted by holders at any time prior to May 7, 1999 and must be converted on that date. Upon conversion of the Series B-1 Preferred Stock, holders will also be entitled to receive up to a maximum of 3,750,000 Warrants to acquire shares of Common Stock at $6.47. For the year ended December 27, 1996, 11,500 shares of the total 15,000 shares of the 1996 Series B-1 Convertible Preferred Stock plus accrued dividends of $491,397 were converted into 7,523,849 shares of the Company's Common Stock, and all 3,750,000 warrants have been issued to holders on conversion.

   (iii)  1996 SERIES B-2 CONVERTIBLE PREFERRED STOCK

          The 1996 Series B-2 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to any 1996 Series B-2 Convertible Preferred, pari passau with the Company's 1996 Series B-1 Convertible Preferred Stock, 1997 Convertible Preferred Stock and after any class or series of capital stock of the Company, thereafter created and specifically ranking by its terms senior to the 1996 Series B-2 Convertible Preferred. The 1996 Series B-2 Convertible Preferred Stock bears dividends of 8%, payment in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 8% per annum of the stated value from the date of issuance (unless the Company chooses to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $5.00, and (ii) a percentage (ranging from 100% on or before July 7, 1996, to 75% after May 7, 1997) of the average of the closing bid prices for shares of Common Stock for the ten trading day period immediately prior to conversion, subject to adjustment upon the occurrence of certain dilutive events. The Series B-2 Preferred Stock may be converted by holders at any time prior to May 7, 1999 and must be converted on that date. For the year ended December 27, 1996, 8,450 shares of the total 9,900 shares of the 1996 Series B-2 Convertible Preferred Stock plus accrued dividends of $244,522 were converted into 4,496,863 shares of the Company's Common Stock.

   F. 1995 PLACEMENTS

   During 1995, the Company completed a private placement of Common Stock for $1,500,000 with individual investors for a total of 2,427,184 shares of Common Stock net of associated costs of $63,192.

   The Company completed three Regulation S offerings in 1995 totaling $1,600,600. Costs related to the offerings were $297,315. A total of 2,602,572 shares of Common Stock were issued in the transactions. The

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   stock purchase agreement provided that the investors' warrants were exercisable monthly through October, 1996. The warrants gave the investors the right to purchase additional shares (based on a pre-set formula) at $.10 per share should the market price fall below $.85 per share. None of the warrants were exercised.

   G. DEEMED PREFERRED STOCK DIVIDEND

   In connection with the May, 1996 financings (Regulation S and D), the Company recorded a deemed preferred stock dividend which is shown as an increase in loss available to common stockholders of $9,000,000. This charge was recorded during the second quarter of 1996. This charge related to the discounted conversion price for the shares of Common Stock issuable on conversion of the Preferred Stock and only impacted the calculation of earnings per share related to the Common Stock. The amount of the charge was computed as the difference between the $5.00 conversion price (as defined) and the per share market price of the Common Stock on the date of the first closing ($6.50) times the number of shares issuable.

   H. WARRANTS

   As discussed in Note 6E, the Company issued warrants to purchase 3,750,000 shares of the Company's Common Stock at an exercise price of $6.47 per share in connection with the conversion of the Series B-1 Convertible Preferred Stock. These warrants expire in 2001. None of these warrants were exercised during 1996.

   As disclosed in Note 6C above, during 1996 HHS converted 2,500,000 warrants via a cashless exercise and received 2,250,000 shares of the Company's Common Stock.

   Other warrants were exercised in 1996 to receive 1,809,650 shares of the Company's Common Stock for proceeds of $1,812,264.

   As disclosed in Note 6D, the Company issued 11,070,480 warrants at $.55 per share to purchase shares of Common Stock in connection with the January, 1996 private placement of 6,000 shares of the 1996 Senior Preferred Stock. In connection with this private placement, the Company also issued 2,283,278 warrants at $.63 per share to an investment banker as a placement fee. None of these warrants were exercised during 1996. These warrants will expire on January 26, 2001.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate number of shares reserved for issuance upon the exercise of warrants is 21,095,358 as of December 27, 1996. Exercise prices range from $.01 to $6.47 and are exercisable as follows:

                     Number of         Expiration
               Warrants Outstanding       Date       Price
               --------------------  --------------  -----
                     1,100,000       February,1998   $ .01
                         5,000       December, 1998    .50
                         1,500       December,1998     .67
                        12,500       December,1998     .75
                        58,750       December,1998    2.00
                         5,000       November,1999    1.50
                    11,070,480       January, 2001     .55
                     2,283,278       January, 2001     .63
                        75,000       August, 2001     4.00
                        35,000       September, 2001  4.00
                     3,750,000       December, 2001   6.47
                       642,125       February, 2003   1.25
                     2,056,725       January, 2004    1.00
               --------------------
                    21,095,358
               ====================

7. BUSINESS ACQUISITION AND CHANGES IN CONTRACTS

In January, 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable bears interest at 5 1/2 % and is payable in five annual installments of $50,000 beginning January 22, 1997.

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

8. STOCK OPTION PLANS

At December 27, 1996, the Company has three stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

      (ii) In June, 1995, the Company's stockholders approved the adoption of the HEARx Ltd. 1995 Flexible Stock Plan ("Flexible Stock Plan"), pursuant to which a committee of the Board of Directors (whose members shall not receive awards under the 1995 Flexible Stock Plan or any other discretionary grant plans of the Company) may make awards to eligible participants in the form of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The number of shares of Common Stock which may be issued in connection with awards under the 1995 Flexible Stock Plan may not exceed 2,500,000, plus an automatic annual increase of ten percent of the number of shares subject to the Plan as of the prior year.

    As of December 27, 1996, 175 employees of the Company held options under the Stock Option Plans permitting them to purchase 4,281,150 shares of Common Stock at prices ranging from $.20 to $2.875 per share. Options are exercisable for a period of nine years commencing one year following the date of grant and are exercisable in cumulative annual installments of 25 percent per year.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table sets forth the option activity for the years ended December 27, 1996, December 29, 1995 and December 30, 1994.

                                                      December 27, 1996            December 29, 1995          December 30, 1994
                                                  --------------------------  --------------------------  --------------------------
                                                               Weighted Avg.               Weighted Avg.               Weighted Avg.
                                                    Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                                  ----------  --------------  ----------  --------------  ----------  --------------

   Outstanding at beginning of year .............  3,252,950       $0.72       2,390,500      $0.41        1,791,800      $0.63
   Granted ......................................  1,746,800       $2.81       1,391,600      $1.12        1,619,850      $0.30
   Exercised ....................................    423,400       $0.50         278,650      $0.32             none         --
   Forfeited ....................................    295,200       $0.52         250,500      $0.40        1,021,150      $0.65

   Outstanding at end of year ...................  4,281,150       $1.50       3,252,950      $0.72        2,390,500      $0.41
   Options Exerciable at year end ...............  1,200,900                     572,211                     337,625

   Weighted avg. fair value of options granted
     during the year ............................                  $1.49                      $0.00                       $0.00


   The following table summarizes information about fixed stock options outstanding at December 27, 1996.

                                       Weighted
                                       Average          Weighted       Options        Weighted
   Range of exercise    Options       Remaining          Average     Exerciable at     Average
         Price        Outstanding  Contractual Life  Exercise Price   12/27/1996    Exercise Price
   -----------------  -----------  ----------------  --------------  -------------  --------------

   $ .20                  647,900         7.5            $0.20             323,950      $0.20
   $ .34 - $ .75          681,150         6.8            $0.53             499,725      $0.54
   $ .78 - $ .88          368,100         8.4            $0.85             118,425      $0.84
   $1.21 - $1.49        1,108,200         8.9            $1.23             258,800      $1.21
   $2.88                1,475,800         9.5            $2.88                   0      $0.00
                      -----------                    --------------  -------------
                        4,281,150         8.6            $1.50           1,200,900      $0.62
                       ==========                    ==============  =============

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. During the initial phase-in period of SFAS 123, the effects on pro forma results are not likely to be representative of the effects on pro forma results in future years since the options vest over several years and additional awards could be made each year. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996 respectively, expected volatility of 35%; risk-free interest rates of 5.79% and 6.59%; and expected lives of 10 years.

   Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  1996           1995
                                              -------------  ------------

   Net Loss applicable to common stockholder
         As reported .......................  $(17,895,486)  $(2,213,453)
                                              -------------  ------------
         Pro forma .........................  $(18,047,159)  $(2,213,453)
                                              -------------  ------------

   Loss per share
         As reported .......................  $      (0.25)  $     (0.05)
                                              -------------  ------------
         Pro forma .........................  $      (0.25)  $     (0.05)
                                              -------------  ------------

   B. NON-EMPLOYEE DIRECTOR PLAN

   In April, 1993, the stockholders of the Company approved the adoption of the HEARx Ltd. Non-Qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors in the Company by granting non-qualified stock options that will promote long-term stockholder value. Grants under the Directors Plan may not exceed 500,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003.

   Each year, upon election to the Board, each non-employee director shall be granted a 10-year non-qualified stock option ("Option") to acquire 15,000 shares of Common Stock. The exercise price shall be 100 % of the fair market value of the shares as of the close of business on the business day immediately prior to the date on which the Option is granted. As of December 27, 1996,

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   three non-employee directors hold options under the plan allowing them to purchase the following shares: 90,000 at $.6875; 45,000 shares at $.78125; 45,000 shares at $.34; 45,000 shares at $1.25; and 45,000 shares at $5.875.

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

   The aggregate number of shares of Common Stock which may be issued under the Bonus Plan may not exceed 500,000. A total of 115,138 and 22,727 shares were issued under this plan during the years ended December 29, 1995 and December 30, 1994, respectively. None were issued during the year ended December 27, 1996.

   D. OTHER

   On July 11, 1995, the Company granted options expiring ten years from date of grant to a consultant to purchase 700,000 shares of Common Stock at $1.00 a share. Options to purchase 58,333 shares vested immediately, with the remaining options vesting at a rate of 58,333 shares per month beginning August 1, 1995. A total of 200,000 shares related to the exercise of these options were issued during the year ended December 27, 1996.

   On July 1, 1994, the Company granted an option to the same consultant to purchase 600,000 shares of Common Stock at $.25 a share. These options vest at the rate of 50,000 shares per month beginning October 1, 1994. The consultant exercised options to purchase 50,000 shares, 400,000 shares and 150,000 shares in 1996, 1995 and 1994 respectively. On July 11, 1995, the Company granted an option to purchase 144,000 shares of Common Stock to an individual in exchange for consulting services to be rendered over a period of three years, beginning July 11, 1995. The option price is $1.00 per share, and the options vest at the rate of 4,000 shares per month beginning August 1, 1995. None of these options have been exercised.

9. RELATED PARTY TRANSACTIONS

In addition to the related party transactions described in Note 6, the following related party transactions occurred during 1996, 1995, and 1994:

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus $63,000 of accrued interest were converted into a three-year note payable bearing interest at prime plus 3%. In January, 1996, cumulative dividends of $214,666 associated with the conversion of the Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer held a note payable of the Company in the amount of $1,675,000 which was subordinated to all other indebtedness of the Company. The interest rate was prime plus 3%. During August, 1996, each of the three notes payable to the principal

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholder/officer was paid in full. At December 27, 1996 the Company had no other amounts due to the principal stockholder/officer.

Working capital funds were provided during fiscal 1995, 1994 and 1993 through periodic loans from the principal stockholder/officer. Interest expense on notes and advances payable to the principal stockholder/officer was $144,773, $198,181 and $120,139 for 1996, 1995 and 1994, respectively.

10. INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return. It has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes.

Deferred tax assets are comprised of the following:

December                                        1996           1995
------------------------------------------  ------------   ------------

Depreciation .............................  $     15,000   $     54,000
Allowance for doubtful accounts ..........       297,000        163,000
Net operating loss carryforward ..........    12,521,000      9,658,000
                                            ------------   ------------

                                              12,833,000      9,875,000
Less valuation allowance .................   (12,833,000)    (9,875,000)
                                            ============   ============

Net deferred tax asset ...................  $       --     $       --
                                            ============   ============

At December 27, 1996, the Company had net operating loss carryforwards of approximately $33,274,000 for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Any future significant changes in the ownership of the Company or its subsidiaries may limit the annual utilization of the tax net operating loss carryforwards.

11. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

There were no significant fourth quarter adjustments for fiscal 1996. Significant fourth quarter adjustments for 1995 included were an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expense of $284,201.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 107 which requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and, thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities - the carrying amounts reported in the balance sheet approximate those assets' fair value.

Accounts Receivable - the carrying amounts reported in the balance sheet approximate those assets' fair value.

Accounts Payable, Accrued Expenses and Notes Payable - the carrying amounts reported in the balance sheet approximate those liabilities' fair value.

13. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" on January 1, 1996. SFAS No. 121 provides guidance on how and when impairment losses are recognized on long-lived assets. Adoption of SFAS No. 121 did not have a material impact on the Company's operations.

14. MAJOR CUSTOMER

During 1996, the Company had sales totaling approximately 15.7% of net sales to a single customer. In management's opinion the loss of this customer would not adversely effect future operations of the Company.

                                   HEARX LTD.
                               VALUATION ACCOUNTS
                                   SCHEDULE II
                                   Balance at                             Balance at
                                   Beginning                                 End
                                   of Period   Additions     Deductions   of Period
                                   ---------  -----------  -------------  ----------

December 27, 1996:
  Allowance for doubtful accounts  $ 341,234  $492,774     $ (44,686)     $ 789,322
                                   ---------  -----------  -------------  ----------

December 29, 1995:
  Allowance for doubtful accounts  $ 154,330  $436,971(1)  $(250,067)(3)  $ 341,234
                                   ---------  -----------  -------------  ----------

December 30, 1994:
  Allowance for doubtful accounts  $ 255,755  $180,071(2)  $(281,496)(3)  $ 154,330
                                   ---------  -----------  -------------  ----------

---------------

(1) Charged to costs and expense $198,298, transfer from long term notes receivable allowance $238,673

(2) Charged to costs and expense $51,247, transfer from long term note receivable allowance for $128,824

(3) Write-off to reserves


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item for directors is set forth in the Company's 1997 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

         The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's 1997 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's 1997 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's 1997 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a) (1) The following financial statements are filed as part of this report:

         (i) Consolidated Balance Sheets as of December 27, 1996 and December 29, 1995.

         (ii) Consolidated Statements of Operations for the years ended December 27, 1996, December 29, 1995 and December 30, 1994.

         (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 27, 1996, December 29, 1995 and December 30, 1994.

         (iv) Consolidated Statements of Cash Flows for the years ended December 27, 1996, December 29, 1995 and December 30, 1994.

         (v)      Notes to Consolidated Financial Statements.

    (2) The following financial statement schedules are filed as part of this report and are contained on page 49.

         Schedule II  Valuation Accounts

    (3)  Exhibits:

         3.1(a)[1]            Restated Certificate of Incorporation of HEARx
                              Ltd., including certain certificates of
                              designations, preferential and rights of certain preferred stock of the Company. [3]

         3.1A-1[2]            Amendment to Restated Certificate of Incorporation
                              [3.1A]

         3.1A-2[3]            Certificate of Designations, Preference and Rights
                              of the Company's 1997 Convertible Preferred Stock.
                              [3.1A-2]

         3.2[4]               By-Laws of HEARx, Ltd. [3.2]

         4.14                 Specimen of Certificate representing Common Stock.
                              [4.1]

         4.2(1) Securities Purchase Agreement, dated May 3, 1996, among the Company and each of the purchasers set forth on the signature pages thereto, including Exhibit A thereto (form of warrant ). [4.1]

         4.3(1) Registration Rights Agreement, dated May 3, 1996 among the Company and each of the purchasers set forth on the signature pages thereto. [4.2]

         4.4(1) Securities Subscription Agreement, dated as of the closing thereunder of May 10, 1996, among the Company and the purchasers set forth on the signature pages thereto. [4.3]

         4.5 (1) Registration Rights Agreement, dated May 10, 1996, among the Company and the purchasers set forth on the signature pages thereto. [4.4]

         10.1[4] Form of Consulting Agreement, dated January 1, 1987, as of June 1, 1986, by and between HEARx Ltd. and each of the members of the Company's Scientific Advisory Board. [10.1]

#        10.2[4]              Form of Directors' Restricted Stock Agreement,
                              dated July 1, 1987, by and between HEARx Ltd. and each of Fred N. Gerard, David J. McLachlan and
                              Daniel J. Miller, M.D. [10.3]

#        10.3[4]              HEARx Ltd. 1987 Stock Option Plan. [10.11]

#        10.4[4]              Form of Restricted Stock Agreement. [10.28(a)*]

#        10.5[5]              (a) HEARx Ltd. Stock Option Plan for
                              Non-Employee Directors and (b) Form of Option
                              Agreement. [10.35] [10.48]

         10.6[6] Promissory Note dated January 4, 1994 by and between HEARx Ltd. and Audiology Sales & Service, Inc. [10.51]

         10.7[6] Letter of Intent, dated November 14, 1994, between HEARx Ltd. and Av-Med. [10.62]

         10.8[6] Agreement, dated January 4, 1995, between CareFlorida HealthCare Plans and HEARx Ltd. [10.65]

         10.9[7] Consolidated and Amended Loan Agreement by and among the Company, Siemens Hearing Instruments, Inc., and Rexton, Inc., dated effective January 1, 1995. [10.17]

         10.10[7]             Care Florida Agreement [10.18]

#        10.11[8]             1995 Flexible Employee Stock Plan

         10.12[7] Securities Purchase Agreement by and between the Company and Kew Capital Corporation, Ltd., dated as of June 29, 1995. [10.20]

         10.13[7] Form of Offshore Securities Subscription Agreement entered into by and between the Company and each of Zanett Lombardier, Ltd., Harlow Enterprises, Inc., and Bruno Guazzoni, dated September 29, 1995, and October 19, 1995. [10.21]

         10.14[7] Promissory Note in favor of Bruce M. Langone in the amount of $100,000 dated December 11, 1995. [10.22]

         10.15[7] Promissory Note in favor of Kenneth G. Langone in the amount of $1,000,000 dated December 11, 1995. [10.23]

         10.16[7] Agreement between the Company and Oxford Health Plans dated effective January 1, 1996, as amended by letter agreements dated February 21, 1996, and February 29, 1996. [10.24]

         10.17[7] Stock Purchase Agreement and Registration Rights Agreement, each dated January 26, 1996, by and among the Company, Invemed Associates, Inc., and certain Investors therein named. [10.25]

         10.18[7] Amended and Restated Promissory Note in favor of Paul A. Brown, M.D., in the amount of $1,675,000 dated January 26, 1996. [10.26]

         10.19[7] Promissory Note in favor of Paul A. Brown, M.D., in the amount of $214,666 dated January 29, 1996. [10.27]

         22                   List of subsidiaries of HEARx Ltd.

         23(a)                Consent of Independent Certified Public
                              Accountants.

---------------

[1] Filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 17, 1996, and incorporated herein by reference.

[2] Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1996, and incorporated herein by reference.

[3] Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997 and incorporated herein by reference.

[4] Filed as an exhibit to the Company's Registration Statement on Form S-18
    (Registration No. 33-17041-NY) as the exhibit number indicated in brackets and incorporated by reference herein.

[5] Filed as an exhibit to Post-Effective Amendment No. 1 to the Company's
    Registration Statement on Form S-18 and incorporated by reference herein.

[6] Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1994, as the exhibit number indicated in brackets and incorporated by reference herein.

[7] Filed as an exhibit to the Company's Form 10-K for the year ended December
    27, 1995, and incorporated herein by reference. 8 Filed as an exhibit to the Company's 1995 Proxy Statement, and incorporated by reference herein.

#   Denotes plan or arrangement for Company officer or director.


(b) Reports on Form 8-K --  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEARx Ltd.
                                        (Registrant)

Date: March 27, 1997                    By: Paul A. Brown, M.D.
                                            ------------------------------------
                                            Paul A. Brown, M.D.
                                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
-----------------------  ---------------------------------------  --------------

Paul A. Brown, M.D.      Chairman of the Board;                   March 27, 1997
-----------------------  Chief Executive Officer
Paul A. Brown, M.D.      and Director

Stephen J. Hansbrough    President. Chief Operating Officer       March 27, 1997
-----------------------  and Director
Stephen J. Hansbrough

James W. Peklenk         Vice President - Finance                 March 27, 1997
-----------------------  and Chief Financial Officer
James W. Peklenk

Fred N. Gerard           Director                                 March 27, 1997
-----------------------
Fred N. Gerard

David J. McLachlan       Director                                 March 27, 1997
-----------------------
David J. McLachlan

Thomas W. Archibald      Director                                 March 27, 1997
-----------------------
Thomas W. Archibald