Form 10-Q
period 1997-03-28
HEARX LTD
filed 1997-05-12
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-16453

                                    HEARx LTD
--------------------------------------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On March 28,1997, 84,459,283 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Balance Sheets
                    March 28, 1997 and December 27, 1996...................    3

                 Consolidated Statements of Operations
                    Three months ended March 28, 1997 and March 29, 1996...    4

                 Consolidated Statements of Cash Flows
                    Three months ended March 28, 1997 and March 29,1996....    5

                 Notes to Consolidated Financial Statements................    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  7-9

PART II. OTHER INFORMATION

         Item 2. Recent Sale of Unregistered Securities....................   10

         Item 6. Exhibits and reports on Form 8-K..........................   11

                 Signatures................................................   12

                           HEARX LTD AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                            March 28,    December 27,
                                                              1997           1996
                                                          ------------   ------------

ASSETS

CURRENT:
  Cash and cash equivalents ............................  $  9,897,002   $  1,811,437
  Marketable securities ................................    10,940,337     11,936,025
  Accounts and notes receivable ........................     4,303,501      3,811,314
  Allowance for doubtful accounts ......................      (819,322)      (789,322)
  Inventories ..........................................       364,829        363,978
  Prepaid expenses .....................................       189,518        245,000
                                                          ------------   ------------
      Total current assets .............................    24,875,865     17,378,432
                                                          ------------   ------------

PROPERTY AND EQUIPMENT
  Equipment, furniture and fixtures ....................     7,463,734      6,914,732
  Leasehold improvements ...............................     4,320,506      3,823,205
  Construction-in-progress .............................       196,045        114,382
                                                          ------------   ------------
                                                            11,980,285     10,852,319
Less accumulated depreciation and amortization .........     3,160,833      2,783,619
                                                          ------------   ------------
Net property and equipment .............................     8,819,452      8,068,700

OTHER ASSETS ...........................................     1,188,314      1,180,352
                                                          ------------   ------------
                                                          $ 34,883,631   $ 26,627,484
                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion - long-term debt .....................       731,363        751,673
  Accounts payable and accrued expenses ................     4,179,913      3,357,422
  Accrued salaries and other compensation ..............       345,663        812,946
                                                          ------------   ------------
     Total current liabilities .........................     5,256,939      4,922,041
                                                          ------------   ------------

LONG-TERM DEBT-NET OF CURRENT PORTION ..................       188,999        230,258
                                                          ------------   ------------
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Non-redeemable preferred stock:
    (Aggregate liquidation preference $5,114,252)
    $1 par; 2,000,000 shares,authorized, issued
     and outstanding:
    1996 Convertible B-1 ...............................           750          3,500
    1996 Convertible B-2 ...............................         1,000          1,450
    1997 Convertible ...................................        10,000           --
                                                          ------------   ------------
      Total preferred stock ............................        11,750          4,950

  Common stock, $.10 par; 130,000,000 shares authorized,
  84,459,283 and  81,969,233 shares issued .............     8,445,928      8,196,923
  Additional paid-in capital ...........................    69,791,649     59,996,480
  Accumulated deficit ..................................   (48,076,958)   (46,130,289)
  Unrealized gain on marketable securities .............        32,121         32,121
  Unamortized deferred compensation ....................      (141,797)          --
  Treasury stock, at cost - 250,000 common shares ......      (625,000)      (625,000)
                                                          ------------   ------------
      Total stockholders' equity .......................    29,437,693     21,475,185
                                                          ------------   ------------
                                                          $ 34,883,631   $ 26,627,484
                                                          ============   ============

                 See notes to Consolidated Financial Statements

                           HEARX LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996
                                                             1997          1996
                                                        ------------   ------------
                                                         (Unaudited)    (Unaudited)

NET SALES ............................................  $  5,748,257   $  4,718,192
                                                        ------------   ------------
COSTS AND EXPENSES:
  Cost of products sold ..............................     1,811,763      1,391,646
  Center operating expenses ..........................     4,002,188      2,236,956
  General and administrative expenses ................     1,421,079        787,557
  Depreciation and amortization ......................       404,710        145,347
  Interest expense ...................................          --           57,509
                                                        ------------   ------------
     Total expenses ..................................     7,639,740      4,619,015
                                                        ------------   ------------

INCOME (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK ....    (1,891,483)        99,177

DIVIDENDS ON PREFERRED STOCK .........................        55,186           --
                                                        ------------   ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS ..  $ (1,946,669)  $     99,177
                                                        ============   ============

NET INCOME (LOSS) PER COMMON SHARE ...................  $      (0.02)  $       0.00
                                                        ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING ...........................    82,964,258     51,093,536
                                                        ============   ============

                  See notes to Consolidated Financial Statements

                           HEARX LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
              THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996
                                                                                      1997           1996
                                                                                  ------------   ------------
                                                                                  (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................  $ (1,946,669)  $     99,177
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
        Depreciation and amortization ..........................................       377,214        145,347
        Allowance for doubtful accounts ........................................        30,000        (12,600)
        Unamortized deferred compensation ......................................      (141,797)          --
        Non-cash expense for consulting services ...............................                       38,250
        Non-cash expense for customer list .....................................          --          239,070
        Non-cash expense for executive stock bonuses ...........................                        3,375

Changes in operating assets and liabilities:
        Accounts and notes receivable ..........................................      (492,187)      (825,650)
        Inventories ............................................................          (850)        78,436
        Prepaid expenses and other current assets ..............................        55,482       (591,784)
        Deferred charges and other .............................................        (7,963)      (881,360)
        Accounts payable  and accrued expenses .................................       355,208        302,803
                                                                                  ------------   ------------
Net cash used by operating activities ..........................................    (1,771,562)    (1,404,936)
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ....................................    (1,127,966)    (1,463,886)
         Proceeds from sale of property and equipment ..........................          --            4,856
         Sale of investments ...................................................       995,688           --
                                                                                  ------------   ------------
Net cash used by investing activities ..........................................      (132,278)    (1,459,030)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of:
           Long-term debt-principal shareholder ................................          --          277,673
           Long-term debt-other ................................................        73,471        213,515
         Principal payments on borrowings:
           Short-term debt .....................................................        (8,004)       (13,671)
           Long-term debt ......................................................       (46,445)    (1,515,863)
           Forgiveness of long-term debt .......................................       (80,591)       (99,000)
           Proceeds from issuance of capital stock, net of offering costs ......    10,050,974      6,471,921
                                                                                  ------------   ------------
Net cash provided by financing activities ......................................     9,989,405      5,334,575
                                                                                  ------------   ------------

Net increase in cash and cash equivalents ......................................     8,085,565      2,470,609

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................     1,811,437        933,539
                                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................  $  9,897,002   $  3,404,148
                                                                                  ============   ============

                                See notes to Consolidated Financial Statements

                           HEARX LTD AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.


1. PRIVATE PLACEMENT

On March 17, 1997, the Company completed a private placement of 10,000 shares of a newly designated preferred stock, the 1997 Convertible Preferred Stock, par value $1.00 per share, pursuant to Regulation D under the Securities Act of 1933, as amended. Net proceeds to the Company after payment of placement fees and legal and accounting expenses were $9,270,000. The additional capital was raised to enable HEARx to expand its network of hearing centers, if required by current or potential managed-care contracts. The 1997 Convertible Preferred Stock is convertible into Common Stock at various rates depending upon the date of conversion and the market price at the date of conversion. Management has estimated that a deemed preferred stock dividend of approximately $1,500,000 will be recorded during the conversion period, which begins August 15, 1997, for the discounted conversion price.


2. STOCKHOLDERS' EQUITY

CONVERSION OF SERIES B-1 AND B-2 PREFERRED STOCK INTO SHARES OF COMMON STOCK

During May and August 1996, the Company completed an offering pursuant to Regulation D, under the Securities Act of 1933, as amended. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for net proceeds of $23,048,590. During the quarter ended March 28, 1997, 2,750 shares of the Series B-1 Preferred Stock were converted into 1,550,399 shares of Common Stock and 450 shares of the Series B-2 Preferred Stock were converted into 253,717 shares of Common Stock.

COMMON STOCK

During the quarter ended March 28, 1997, warrants were exercised resulting in the issuance of 528,634 shares of Common Stock and employee stock options were exercised resulting in the issuance of 107,500 shares of Common Stock.

During the quarter ended March 28, 1997, 50,000 shares of Common Stock were issued to one of the Company's officers pursuant to a deferred compensation stock plan.


3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Standard Number 128, Earnings Per Share. As required the Company will adopt this standard at the end of its current fiscal year. The adoption of this standard is not expected to have a material impact on the Company's reported earnings per share.

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

To support the requirements of the Company's current and future participation in such contracts, the Company made a strategic decision to enter the northeast U.S. market in 1996. To fulfill its contractual requirements during 1996 in this region, sixteen centers were opened in New York, fourteen in New Jersey, and four in Connecticut for a total of thirty-four centers in the northeast market. Additionally, five centers were opened in Florida, and two centers closed, for a net increase of three centers in the Company's Florida region. In the first quarter of 1997, the Company continued its thrust into the northeast U.S. market with the opening of four new centers in the Philadelphia region, and increased its presence in the Florida region with the addition of three new centers in central Florida to serve the Orlando market. The seven new centers opened in the first quarter of 1997 brought the total Company owned centers to seventy-two
(72).

The Company signed new or expanded contracts with four managed care companies in the first quarter of 1997 adding to the fourteen new contracts signed in 1996 in the northeast U.S. market in support of the new and existing centers. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 1997 COMPARED TO 1996

Net sales increased $1,030,065, or 21.8%, to $5,748,257 in 1997 from $4,718,192 in 1996. Net sales in those regions in operation in both 1997 and 1996 increased $730,070, or 15.6%, to $5,421,744 in 1997 from $4,691,674 in 1996, and those regions were cash flow profitable at center level. The balance of the increase in net sales, $149,024, resulted from those centers opened in the northeast U.S. market in 1997.

Cost of products sold increased $420,117, or 30.2%, to $1,811,763 in 1997 from $1,391,646 in 1996. The increase in cost of products sold was primarily the result of increased sales volume in 1997 over 1996. Cost of products sold, as a percentage of net sales, was higher in 1997 than in 1996 because of a reduction in the Company's retail hearing aid prices, the inclusion of one year's free batteries with each hearing aid purchased and a shift toward lower margin programmable hearing devices.

Center operating expenses increased $1,765,232, or 78.9%, to $4,002,188 in 1997 from $2,236,956 in 1996. This increase is partially due to an increase in advertising expense of $388,891, a 125% increase over 1996. The remaining increase of $1,376,341, or 61.5% is attributable to the 60% increase in the number of centers operating in the first quarter of 1997 (72) compared to the first quarter of 1996 (45).

General and administrative expenses increased $633,522, or 80.4%, to $1,421,079 in 1997 from $787,557 in 1996. Substantially all of the increase was attributable to the increase in wages and fringe benefits associated with the expansion of the corporate administrative functions.

Depreciation and amortization expense increased $259,363, or 178%, to $404,710 in 1997 from $145,347 in 1996. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the forty-four new centers opened in 1996 and 1997, the installation of computer systems in existing centers in the base regions and the corporate office computer systems installed in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $7,162,535 to $19,618,926 as of March 28, 1997 from $12,456,391 as of December 27, 1996. During the first quarter of 1997, the Company completed a private placement (see Note 1. Private Placement) providing the Company net proceeds of $9,270,000. The Company also received net proceeds of $780,974 from the exercise of warrants and stock options during the quarter. The Company purchased $1,127,966 in property and equipment in the first quarter. The sale of the Company's securities in 1997 did not individually, or in the aggregate, cause a "change in control" which would result in an annual limitation of the Company's net operating loss carry-forward under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 1997 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise.

Net cash used by operating activities increased from $1,404,936, in the first quarter of 1996, to $1,771,562 in 1997. The increase in cash used by operating activities was primarily the result of operating losses resulting from the Company's decision to expand its operations to accommodate the new contract signings and the accompanying expansion into the northeast U.S. market as discussed above, in advance of patient usage.

Net cash used in investing activities decreased from $1,459,030, in the first quarter of 1996, to $132,278 in 1997. This decrease resulted from a $335,920 reduction of cash ($1,463,886 in 1996 to $1,127,966 in 1997) used to fund the construction of leasehold improvements and the related purchase of property and equipment to equip the new and existing centers so as to accommodate the expected increase in revenue, in addition to the sale of investments amounting to $995,688.

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

Cash from financing activities increased from $5,334,575, in the first quarter of 1996, to $9,989,405 in 1997. This increase was the result of an equity offering and the exercise of warrants and stock options during the first quarter of 1997 in the amount of $10,050,974, net of expenses.

PART II. OTHER INFORMATION

Item 2. Recent Sale of Unregistered Securities

On March 17, 1997, the Company entered into a Securities Purchase Agreement with Olympus Securities Ltd., Nelson Partners, Zanett Lombardier Ltd. and Capital Ventures International (the "Purchasers"), in which the Company sold a total of 10,000 shares of a newly designated preferred stock, the 1997 Convertible Preferred Stock, par value $1.00 per share (the "1997 Preferred Stock"), pursuant to Regulation D under the Securities Act of 1933, as amended ("Regulation D"), for an aggregate purchase price of $10 million. Offers and sales of the 1997 Preferred Stock were made only to persons who are qualified as "accredited investors" as defined in Rule 501(a) of Regulation D.

The 1997 Preferred Stock is convertible into Common Stock, par value $.10 per share, of the Company. Upon conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the 1997 Preferred Stock($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chooses to pay that premium in cash), by a conversion price equal to the lesser of $5.00 or a percentage (either 100% or 85% depending upon the conversion date) of the average of the closing prices for shares of Common Stock during a ten-day period prior to conversion, subject to adjustment upon the occurrence of certain dilutive events. The 1997 Preferred Stock may not be converted for the 90-day period after the closing (i.e., to June 16,1997) unless the closing price of the Company's Common Stock on the American Stock Exchange prior to conversion is $5.00 or more (in which case the 1997 Preferred Stock may be converted at the $5.00 conversion price). For the next 60 days (i.e., to August 14, 1997), so long as the Common Stock is trading at less than $5.00 per share prior to a conversion, the 1997 Preferred Stock may be converted only at the market price. If the Common Stock trades at a price of $5.00 or more per share during that period, the 1997 Preferred Stock maybe converted at the lesser of $5.00 or 85% of the market price. For the next 90-day period (i.e., to November 12, 1997), up to one-half of the 1997 Preferred Stock may be converted at the lesser of $5.00 or 85% of the market price (the remaining one-half is convertible during that period at the lesser of $5.00 or the market price). Any 1997 Preferred Stock not yet converted at and after November 2, 1997 may be converted at the lesser of $5.00 or 85% of the market price. The 1997 Preferred Stock may be converted by holders in accordance with these terms at any time prior to March 17, 2000, and automatically converts on such date, unless the Common Stock is trading at $1.50 per share or below and the Company elects to redeem the 1997 Preferred Stock for a price equal to 115% of its stated value plus the premium.

In connection with this transaction, the Company also entered into a Registration Rights Agreement with the Purchasers under which the Company is required to file a registration statement on Form S-3, covering the shares of Common Stock underlying the 1997 Preferred Stock. Under the Registration Rights Agreement, the Company may be required to make certain payments to holders of the 1997 Preferred Stock as partial damages, if among other things, the registration statement has not been declared effective by the Securities and Exchange Commission on or before July 15, 1997.

The net proceeds to the Company after payment of placement fees, and legal and accounting expenses is estimated to be $9,270,000. The Company paid to Zanett Securities (the "Placement Agent") a fee in the amount of $700,000 and issued to the Placement Agent and its assignees warrants to purchase an aggregate of 850,000 shares of Common Stock at an exercise price equal to $5.00 per share in connection with the placement of the 1997 Preferred Stock. All of the shares underlying the Placement Agent warrants must be included in the registration statement on Form S-3 being filed by the Company.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:


            3.1 Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 17, 1996, as the exhibit number indicated in brackets and incorporated herein by reference. [3]

            3.1A-1 Amendments to Restated Certificate of Incorporation. Filed as
                   an exhibit to the Company's Quarterly Report on Form 10-Q, for the period ended June 28, 1996, as the exhibit number indicated in brackets and incorporated herein by reference. [3.1A]

            3.1A-2 Certificate of designation, preferences and rights of the
                   1997 Convertible Preferred Stock of the Company. Filed as an exhibit to the Company's Current Report of Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [3]

            3.2 By-Laws of HEARx Ltd. Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indiciated in brackets and incorporated herein by reference. [3.2]

            4.1 Securities Purchase Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit indicated in brackets and incorporated herein by reference. [4.1]

            4.2 Registration Rights Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.2]

            4.3 Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share). Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.3]

            27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

        (b) Reports on Form 8-K:

            A current report on Form 8-K was filed with the Securities and Exchange Commission on March 26, 1997 in which the Company reported the offer and sale of 10,000 shares of the 1997 Preferred Stock pursuant to Regulation D for an aggregate purchase price of $10 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEARx Ltd.
                                        (Registrant)

Date: May 9, 1997                       By: /s/ Stephen J. Hansbrough
                                            ------------------------------------
                                            Stephen J. Hansbrough
                                            President and
                                            Chief Operating Officer

Date: May 9, 1997                       By: /s/ James W. Peklenk
                                            ------------------------------------
                                            James W. Peklenk
                                            Vice President and
                                            Chief Financial Officer