Form 10-K/A
period 1996-12-27
HEARX LTD
filed 1997-06-19
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                    PART II

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

         Net cash used in operating activities was $1,486,465, for 1995, as compared to $1,936,270 for 1994. The decrease in the net cash used in operating activities was primarily due to the fact that there was no accrual for restructuring costs in 1995, as compared with the accrual for restructuring costs of $1,092,205 in 1994.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants .....................      7
Consolidated Balance Sheets at December 27, 1996 (Pro Forma and Actual)
         and  December 29, 1995 ........................................    8-9
Consolidated Statements of Operations for the years ended
         December 27, 1996, December 29, 1995, and December 30, 1994 ...     10
Consolidated Statements of Changes in Stockholders' Equity (Capital
         Deficit) for the years ended December 27, 1996,
         December 29, 1995, and December 30, 1994 ......................   11-14
Consolidated Statements of Cash Flows for the years ended
         December 27, 1996, December 29, 1995, and December 30, 1994 ...   15-17
Notes to Consolidated Financial Statements .............................   18-23

FINANCIAL STATEMENT SCHEDULES:

For the years ended December 27, 1996, December 29, 1995 and
         December 30, 1994

         II Valuation Accounts .........................................      34

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

3. SUBSEQUENT EVENT AND PRO-FORMA ADJUSTMENT

On March 17, 1997, the Company completed a private placement of 10,000 shares, $1 par, of the 1997 Convertible Preferred Stock. Net proceeds to the Company after payment of placement fees, legal and accounting expenses is estimated to be $9,270,000. The pro forma effect of this transaction is presented as a separate column in the consolidated balance sheet. The additional capital was raised to enable HEARx to expand its network. The 1997 Convertible Preferred Stock is convertible into Common Stock at various rates depending upon the date of conversion and the market price at date of conversion. Management has estimated that a deemed preferred stock dividend of approximately $1,500,000 will be recognized over the period from the date of issuance to August 15, 1997, the first date on which the preferred stock may be converted for the discounted conversion price.

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

         3.1A-1[2]            Amendment to Restated Certificate of Incorporation
                              [3.1A]

         3.1A-2[3]            Certificate of Designations, Preference and Rights
                              of the Company's 1997 Convertible Preferred Stock.
                              [3.1A-2]

         3.2[4]               By-Laws of HEARx, Ltd. [3.2]

         4.1[4]               Specimen of Certificate representing Common Stock.
                              [4.1]

         4.2[1] Securities Purchase Agreement, dated May 3, 1996, among the Company and each of the purchasers set forth on the signature pages thereto, including Exhibit A thereto (form of warrant ). [4.1]

         4.3[1] Registration Rights Agreement, dated May 3, 1996 among the Company and each of the purchasers set forth on the signature pages thereto. [4.2]

         4.4[1] Securities Subscription Agreement, dated as of the closing thereunder of May 10, 1996, among the Company and the purchasers set forth on the signature pages thereto. [4.3]

         4.5[1] Registration Rights Agreement, dated May 10, 1996, among the Company and the purchasers set forth on the signature pages thereto. [4.4]

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

         22                   List of subsidiaries of HEARx Ltd.*

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

*   Previously filed.

#   Denotes plan or arrangement for Company officer or director.


(b) Reports on Form 8-K --  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEARx Ltd.
                                        (Registrant)

Date: June 17, 1997                     By: /s/ Paul A. Brown, M.D.
                                            ------------------------------------
                                            Paul A. Brown, M.D.
                                            Chairman of the Board