Form 10-Q/A
period 1997-03-28
HEARX LTD
filed 1997-06-19
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                   (MARK ONE)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

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
    (Aggregate liquidation preference $11,866,722)
    $1 par; 2,000,000 shares authorized, issued
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


1. PRIVATE PLACEMENT

On March 17, 1997, the Company completed a private placement of 10,000 shares of a newly designated preferred stock, the 1997 Convertible Preferred Stock, par value $1.00 per share, pursuant to Regulation D under the Securities Act of 1933, as amended. Net proceeds to the Company after payment of placement fees and legal and accounting expenses were $9,270,000. The additional capital was raised to enable HEARx to expand its network of hearing centers, if required by current or potential managed-care contracts. The 1997 Convertible Preferred Stock is convertible into Common Stock at various rates depending upon the date of conversion and the market price at the date of conversion. Management has estimated that a deemed preferred stock dividend of approximately $1,500,000 will be recognized over the period from the issuance date to August 15, 1997, the first date on which the preferred stock may be converted for the discounted conversion price.


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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 1997 COMPARED TO 1996

Net sales increased $1,030,065, or 21.8%, to $5,748,257 in 1997 from $4,718,192 in 1996. Net sales in those regions in operation in both 1997 and 1996 increased $730,070, or 15.6%, to $5,421,744 in 1997 from $4,691,674 in 1996, and in the first quarter of 1997 centers from those regions had a combined operating profit before depreciation and corporate overhead. The balance of the increase in net sales, $149,024, resulted from those centers opened in the northeast U.S. market in 1997.

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