Form 10-Q
period 1997-06-27
HEARX LTD
filed 1997-08-11
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)




          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    [X]   SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June   27, 1997
                                  -------------------

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    [ ]   SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    ----------------

                       Commission file number  0-16453
                                               -------


                                  HEARx LTD
--------------------------------------------------------------------------------
       Exact Name of Registrant as Specified in Its Charter

         Delaware                                                22-2748248
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 1250 Northpoint Parkway, West Palm Beach, Florida                  33407
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip  Code)

Registrant's Telephone Number,  Including Area Code         (561) 478-8770
                                                            --------------

--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

                 Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes    X       No
                                               ----------    ----------

On June 27,1997, 86,293,940 shares of the Registrant's Common Stock were outstanding.

                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements:

           Consolidated Balance  Sheets                                                       3
                 June  27, 1997 and December 27, 1996

           Consolidated Statements of Operations                                              4
                 Six months ended June 27, 1997 and June 28, 1996

           Consolidated Statements of Operations                                              5
                 Three months ended June 27, 1997 and June 28, 1996

           Consolidated Statements of Cash Flows                                              6
                 Six months ended June 27, 1997 and June 28,1996

           Notes to Consolidated Financial Statements                                         7

         Item 2. Management's Discussion and Analysis of Financial Condition             8 - 10
                 and Results of Operations

PART II.         OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                         11

         Item 6. Exhibits and reports on Form 8-K                                            12

                 Signatures                                                                  13

                           HEARX LTD AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                  June 27,                        December 27,
                                                                                    1997                              1996
                                                                               --------------                    -------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................                   $   4,545,995                     $  1,811,437
  Marketable securities ....................................                      13,905,794                       11,936,025
  Accounts and notes receivable ............................                       3,887,122                        3,811,314
  Allowance for doubtful accounts ..........................                        (522,355)                        (789,322)
  Inventories ..............................................                         360,723                          363,978
  Prepaid expenses  ........................................                         209,280                          245,000
                                                                               --------------                    -------------
      Total current assets .................................                      22,386,559                       17,378,432
                                                                               --------------                    -------------

PROPERTY AND EQUIPMENT
  Equipment, furniture and fixtures ........................                       8,036,815                        6,914,732
  Leasehold improvements ...................................                       4,484,126                        3,823,205
  Construction-in-progress .................................                          19,440                          114,382
                                                                               --------------                    -------------
                                                                                  12,540,381                       10,852,319
Less accumulated depreciation and amortization .............                       3,680,439                        2,783,619
                                                                               --------------                    -------------
Net property and equipment .................................                       8,859,942                        8,068,700
                                                                               --------------                    -------------

OTHER ASSETS ...............................................                       1,147,828                        1,180,352
                                                                               --------------                    -------------
                                                                               $  32,394,329                     $ 26,627,484
                                                                               ==============                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion - long-term debt .........................                         749,707                          751,673
  Accounts payable and accrued expenses ....................                       2,088,726                        3,357,422
  Accrued salaries and other compensation...................                         615,058                          812,946
                                                                               --------------                    -------------
     Total current liabilities .............................                       3,453,491                        4,922,041
                                                                               --------------                    -------------

LONG-TERM DEBT-NET OF CURRENT PORTION ......................                         185,999                          230,258
                                                                               --------------                    -------------
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Non-redeemable preferred stock:
    (Aggregate liquidation preference $11,238,685)
    $1 par; 2,000,000 shares,authorized, issued
     and outstanding:
    1996 Convertible B-1 ...................................                             750                            3,500
    1996 Convertible B-2 ...................................                             250                            1,450
    1997 Convertible  ......................................                          10,000                                -
                                                                               --------------                    -------------
      Total preferred stock ................................                          11,000                            4,950

  Common stock, $.10 par; 130,000,000 shares authorized,
 86,293,940 and  81,969,233 shares issued ..................                       8,629,394                        8,196,923
  Additional paid-in capital ...............................                      71,853,080                       59,996,480
  Accumulated deficit  .....................................                     (51,572,221)                     (46,130,289)
  Unrealized gain on marketable securities .................                          16,670                           32,121
  Unamortized deferred compensation ........................                        (132,344)                               -
  Treasury stock, at cost - 28,995 and 250,000 common shares                         (50,740)                        (625,000)
                                                                               --------------                    -------------
      Total stockholders' equity ...........................                      28,754,839                       21,475,185
                                                                               --------------                    -------------
                                                                               $  32,394,329                     $ 26,627,484
                                                                               ==============                    =============

                See notes to Consolidated Financial Statements

                           HEARX LTD AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996



                                                                                1997                              1996
                                                                           ---------------                  ----------------
                                                                             (Unaudited)                       (Unaudited)

NET SALES ........................................                         $   11,602,849                    $    8,962,983
                                                                           ---------------                   ---------------

COSTS AND EXPENSES:
  Cost of products sold ..........................                              3,279,883                         2,861,513
  Center operating expenses ......................                              8,060,129                         5,476,022
  General and administrative expenses ............                              3,015,935                         2,443,357
  Depreciation and amortization ..................                                952,777                           500,180
  Interest expense ...............................                                      -                           125,330
                                                                           ---------------                   ---------------
     Total expenses ..............................                             15,308,724                        11,406,402
                                                                           ---------------                   ---------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK .........                             (3,705,875)                       (2,443,419)

DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends................................                             (1,500,000)                       (9,000,000)
  Dividends.......................................                               (236,057)                         (200,705)
                                                                           ---------------                   ---------------
     Total dividends .............................                             (1,736,057)                       (9,200,705)
                                                                           ---------------                   ---------------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .......                         $   (5,441,932)                   $  (11,644,124)
                                                                           ===============                   ===============

NET LOSS PER COMMON SHARE .......................                          $        (0.06)                   $        (0.20)
                                                                           ===============                   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING .......................                             84,425,871                        56,890,174
                                                                           ===============                   ===============

                See notes to Consolidated Financial Statements

                           HEARX LTD AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996



                                                                                     1997                          1996
                                                                                -------------                  -------------
                                                                                 (Unaudited)                    (Unaudited)

NET SALES ..................................................                    $  5,854,592                   $  4,244,791
                                                                                -------------                  -------------

COSTS AND EXPENSES:
  Cost of products sold ....................................                       1,468,120                      1,469,867
  Center operating expenses ................................                       4,057,941                      3,239,066
  General and administrative expenses ......................                       1,594,856                      1,655,800
  Depreciation and amortization ............................                         548,067                        354,833
  Interest expense .........................................                               -                         67,821
                                                                                -------------                  -------------
     Total expenses ........................................                       7,668,984                      6,787,387
                                                                                -------------                  -------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK ...................                      (1,814,392)                    (2,542,596)

DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends..........................................                      (1,500,000)                    (9,000,000)
  Dividends.................................................                        (180,871)                      (200,705)
                                                                                -------------                  -------------
     Total dividends .......................................                      (1,680,871)                    (9,200,705)
                                                                                -------------                  -------------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .................                    $ (3,495,263)                  $(11,743,301)
                                                                                =============                  =============

NET  LOSS PER COMMON SHARE .................................                    $      (0.04)                  $      (0.18)
                                                                                =============                  =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING .................................                      84,764,248                     66,570,196
                                                                                =============                  =============

                See notes to Consolidated Financial Statements

                           HEARX LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996




                                                                                             1997                     1996
                                                                                          (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................         $ (5,441,932)            $(11,644,124)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
        Depreciation and amortization ..........................................              952,777                  500,180
        Allowance for doubtful accounts ........................................             (266,967)                (364,385)
        Deferred compensation ..................................................             (151,250)                       -
        Unrealized gain on investmetns .........................................              (15,451)                       -
        Non-cash expense for dividends on Convertible Preferred Stk ............            1,736,057                9,200,705
        Non-cash expense for advisors/consultants/public relations .............                    -                  101,500
        Non-cash expense for customer list .....................................                    -                  239,070
        Non-cash expense for executive stock bonuses ...........................                                         6,750

Changes in operating assets and liabilities:
        Accounts and notes receivable ..........................................              (75,808)                (274,915)
        Receivables from Private Placements ....................................                                   (12,450,000)
        Inventories ............................................................                3,256                  171,525
        Prepaid expenses and other current assets ..............................               35,720                 (757,677)
        Deferred charges and other .............................................               (4,528)                (916,184)
        Accounts payable and accrued expenses...................................           (1,466,584)               1,773,551
                                                                                         -------------            -------------
Net cash used by operating activities                                                      (4,694,710)             (14,414,004)
                                                                                         -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment ....................................           (1,688,062)              (3,487,518)
         Proceeds from sale of property and equipment ..........................                    -                    4,856
         Purchase of investments ...............................................           (1,969,769)                       -
                                                                                         -------------            -------------
Net cash used by investing activities ..........................................           (3,657,831)              (3,482,662)
                                                                                         -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of:
           Long-term debt-principal shareholder ................................                    -                  277,666
           Long-term debt-other ................................................              114,219                  695,843
         Principal payments on borrowings:
           Short-term debt .....................................................                    -                  (58,828)
           Long-term debt ......................................................              (62,561)              (2,203,298)
           Forgiveness of long-term debt .......................................              (97,883)                (181,709)
           Proceeds from issuance of capital stock, net of offering costs.......           11,133,324               29,081,489
                                                                                         -------------            -------------
Net cash provided by financing activities ......................................           11,087,099               27,611,163
                                                                                         -------------            -------------

Net increase in cash and cash equivalents ......................................            2,734,558                9,714,497

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................            1,811,437                  933,539
                                                                                         =============            =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................         $  4,545,995             $ 10,648,036
                                                                                         =============            =============

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

1.  PRIVATE PLACEMENT

On March 17, 1997, the Company completed a private placement of 10,000 shares of 1997 Convertible Preferred Stock, a newly designated preferred stock, par value $1.00 per share pursuant to Regulation D, under the Securities Act of 1933, as amended. Net proceeds to the Company after payment of placement fees, legal and accounting expense was $9,270,000. The additional capital was raised to enable HEARx to expand its network of hearing centers, if required by current or potential managed-care contracts. The 1997 Convertible Preferred Stock is convertible into Common Stock at various rates depending upon the date of conversion and the market price at the date of conversion. During the six months ended June 27, 1997 the Company recorded a deemed preferred stock dividend of $1,500,000, for the discounted conversion price.

2. STOCKHOLDERS' EQUITY

Conversion of Series B-1 and B-2 Preferred Stock into shares of Common Stock

During May and August 1996, the Company completed an offering pursuant to Regulation D, under the Securities Act of 1933, as amended. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for net proceeds of $23,048,590. During the six months ended June 27, 1997, 2,750 shares of the Series B-1 Preferred Stock were converted into 1,550,399 shares of Common Stock and 1200 shares of the Series B-2 Preferred Stock were converted into 870,928 shares of Common Stock.

Common Stock

During the six months ended June 27, 1997, warrants were exercised resulting in the issuance of 1,967,729 shares of Common Stock and employee stock options were exercised resulting in the issuance of 110,650 shares of Common Stock.

During the six months ended June 27, 1997, 50,000 shares of Common Stock were issued to one of the Company's officers pursuant to a deferred compensation stock plan.

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

To support the requirements of the Company's current and future participation in such contracts, the Company made a strategic decision to enter the northeast United Sates market in 1996. To fulfill its contractual requirements during 1996 in this region, sixteen centers were opened in New York, fourteen in New Jersey, and four in Connecticut for a total of thirty-four centers in the northeast market. Additionally, five centers were opened in Florida, and two centers closed, for a net increase of three centers in the Company's Florida region. In the first six months of 1997, the Company continued its expansion into the northeast U.S. market with the opening of five new centers in the Philadelphia region, and increased its presence in the Florida region with the addition of three new centers to serve the Orlando market. The eight new centers brought the total Company owned centers to seventy-three (73).

The Company signed new or expanded contracts with nine managed care companies in the first six months of 1997 adding to the fourteen new contracts signed in 1996 in the northeast U.S. market in support of the new and existing centers. There can be no certainty that the executed contracts will either start up on a timely basis or produce the revenues anticipated. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

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

RESULTS OF OPERATIONS

For the six months ended June 1997 compared to 1996

Net sales increased $2,639,866, or 29.4%, to $11,602,849, in 1997 from $
8,962,983 in 1996. The increase primarily resulted from those centers open in the northeast U.S. markets.

Cost of products sold increased $418,370, or 14.6%, to $3,279,883 in 1997 from $ 2,861,513 in 1996. The increase in cost of products sold was primarily the result of increased sales volume in 1997 over 1996. Cost of products sold, as a percentage of net sales, decreased in 1997 due to improved pricing from the Company's hearing aid suppliers and a change in the Company's product mix.

Center operating expenses increased $2,584,107, or 47.2%, to $8,060,129 in 1997 from $5,476,022 in 1996. This increase is partially due to an increase in advertising expense of $661,738, an 89% increase over 1996. Advertising expenditures are expected to remain at these levels throughout 1997. The remaining increase of $1,922,369 or 35% is attributable to the 33% increase in the number of centers operating in the first six months of 1997 (73) compared to the first six months of 1996 (55).

General and administrative expenses increased $572,578, or 23.4%, to $3,015,935 in 1997 from $2,443,357 in 1996. Substantially all of the increase was attributable to the increase in wages and fringe benefits associated with the expansion of the corporate administrative functions. This increase occurred primarily in the first quarter of 1997.

Depreciation and amortization expense increased $452,597, or 90.5%, to $952,777 in 1997 from $500,180 in 1996. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the new centers opened in 1996 and 1997, the installation of computer systems in existing centers in South Florida and the corporate office computer systems installed in 1996.

For the three months ended June 1997 compared to 1996

Net sales increased $1,609,801, or 37.9%, to $5,854,592, in 1997 from
$4,244,791 in 1996. The increase primarily resulted from those centers open in the northeast U.S. market.

Cost of products sold decreased $1,747, to $1,468,120 in 1997 from $1,469,867 in 1996. Cost of products sold, as a percentage of net sales, decreased in 1997 due to improved pricing from the Company's hearing aid suppliers and a change in the Company's product mix.

Center operating expenses increased $818,875, to $4,057,941 in 1997 from $3,239,066 in 1996.This increase is partially due to an increase in advertising expense of $272,902, a 63% increase over 1996. The remaining increase of $545,973 or 16.9% is attributable to the 33% increase in the number of centers operating in the second quarter of 1997 (73) compared to the second quarter of 1996 (55).

General and administrative expenses decreased $60,944, or 3.7%, to $1,594,856 in 1997 from $1,655,800 in 1996. The level of general and administrative expenses has not changed substantially since the second quarter of 1996. The planned corporate expansion to support the center network expansion was substantially complete at the beginning of the third quarter in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $6,476,677 to $18,933,068 as of June 27, 1997 from $12,456,391 as of December 27, 1996. During the first quarter of 1997, the Company completed a private placement (see Note 1. Private Placement) providing the Company net proceeds of $9,270,000. The Company also received net proceeds of $3,599,381 from the exercise of warrants and stock options during the six months. The Company purchased $1,688,062 in property and equipment in the six months. The sale of the Company's securities in 1997 did not individually, or in the aggregate, cause a "change in control" which would result in an annual limitation of the Company's net operating loss carry-forward under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 1997 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise.

Net cash used by operating activities decreased from $14,414,004, in the first six months of 1996, to $4,694,710 in 1997. The cash used by operating activities in 1997 and 1996 was primarily the result of operating losses resulting from the Company's decision to expand its operations to accommodate the new contract signings and the accompanying expansion into the northeast U.S. market as discussed above, in advance of patient usage.

Net cash used in investing activities increased from $3,482,662, in the first six months of 1996, to $3,657,831 in 1997. This modest net increase includes a $1,799,456 decrease in cash used to fund the construction of leasehold improvements and the related purchase of property and equipment offset by a $1,969,769 increase for the purchase of investments.

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

Cash from financing activities decreased from $27,611,163, in the first six months of 1996, to $11,087,099 in 1997. This decrease was the result of a reduction in the proceeds from equity offerings in 1997 versus 1996.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 22,1997. At that meeting, the stockholders were asked to consider and act on the following matters:

         1.      The election of five directors; and

         2. The ratification of the selection of BDO Seidman as the Company's independent public accountants for its fiscal year ending December 26, 1997.


The voting of the shareholders on the above issues was as follows:

         1.      Paul A. Brown, M.D. : 68,866,762  "For";
                 434,759 "Against"/"Withheld"; 0 broker non-votes; and 15,070,262 abstentions.

                 Stephen J. Hansbrough: 68,878,199 "For";
                 423,322 "Against"/"Withheld"; 0 broker non-votes; and 15,070,262 abstentions.

                 Thomas W.  Archibald: 68,878,799 "For";
                 422,722 "Against"/"Withheld"; 0 broker non-votes; and 15,070,262 abstentions.

                 Fred N. Gerard, Esq.: 68,872,499 "For";
                 429,022 "Against"/"Withheld"; 0 broker non-votes; and 15,070,262 abstentions.

                 David J. McLachlan: 68,874,299 "For";
                 427,222 "Against"/"Withheld"; 0 broker non-votes; and 15,070,262 abstentions.

         2. The ratification of the selection of BDO Seidman as the Company's independent public accountants for fiscal year ending December 26,1997: 68,748,069 "For"; 328,780 "Against";
                 0 broker non-votes; and 15,294,934 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

         3.1 Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 17, 1996, as the exhibit number indicated in brackets and incorporated herein by reference. [3]

         3.1A-1 Amendments to Restated Certificate of Incorporation. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the period ended June 28, 1996, as the exhibit number indicated in brackets and incorporated herein by reference. [3.1A]

         3.2A-2 Certificate of designation, preferences and rights of the 1997 Convertible Preferred Stock of the Company. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [3]

         3.2 By-Laws of HEARx Ltd. Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration N0. 33-17041-NY) as the exhibit number indicated in brackets and incorporated herein by reference. [3.2]

         4.1 Securities Purchase Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.1]

         4.2 Registration Rights Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.2]

         4.3 Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share). Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.3]

         27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

         (b)     Reports on Form 8-K:

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HEARx Ltd.
                                                (Registrant)


Date:    August 11, 1997               By:      /s/ Stephen J. Hansbrough
                                                -------------------------
                                                Stephen J. Hansbrough
                                                President
                                                Chief Operating Officer


Date:    August 11, 1997               By:      /s/ James W. Peklenk
                                                --------------------
                                                James W. Peklenk
                                                Vice President and
                                                Chief Financial Officer