Form 10-Q
period 1997-09-26
HEARX LTD
filed 1997-11-10
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)




        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]   SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           SEPTEMBER 26, 1997
                                    ---------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------     ------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------


                                    HEARx LTD
--------------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

      DELAWARE                                                  22-2748248
--------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                      33407
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (561) 478-8770
                                                       -------------------------

--------------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

         INDICATE BY CHECK [X] WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS
YES   X    NO
    -----    -----

ON NOVEMBER 3, 1997, 99,200,116 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:
       Consolidated Balance Sheets                                            3
         September 26, 1997 and December 27, 1996

       Consolidated Statements of Operations                                  4
         Nine months ended September 26, 1997 and September 27, 1996

       Consolidated Statements of Operations                                  5
         Three months ended September 26, 1997 and September 27, 1996

       Consolidated Statements of Cash Flows                                  6
         Nine months ended September 26, 1997 and September 27,1996

       Notes to Consolidated Financial Statements                             7

     Item 2.  Management's Discussion and Analysis of Financial Condition   8 - 10
              and Results of Operations

PART II. OTHER INFORMATION


     Item 6.  Exhibits and reports on Form 8-K                                11


         Signatures                                                           12

                          HEARx LTD AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               September 26    December 27.
                                                                   1997            1996
                                                               ------------    ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents . ............................... $  2,602,280    $  1,811,437
   Marketable securities .....................................   14,286,513      11,936,025
   Accounts and notes receivable .............................    3,504,844       3,811,314
   Allowance for doubtful accounts ...........................     (688,047)       (789,322)
   Inventories ...............................................      419,744         363,978
   Prepaid expenses ..........................................      160,166         245,000
                                                               ------------    ------------
     Total current assets ....................................   20,285,500      17,378,432
                                                               ------------    ------------

PROPERTY AND EQUIPMENT:
   Equipment, furniture and fixtures . .......................    8,205,003       6,914,732
   Leasehold improvements ....................................    4,500,299       3,823,205
   Construction-in-progress ..................................      128,078         114,382
                                                               ------------    ------------
                                                                 12,833,380      10,852,319
   Accumulated depreciation and amortization .................   (4,144,607)     (2,783,619)
                                                               ------------    ------------
   Property and equipment - net ..............................    8,688,773       8,068,700
                                                               ------------    ------------

OTHER ASSETS .................................................    1,164,676       1,180,352
                                                               ------------    ------------
                                                               $ 30,138,949    $ 26,627,484
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion - long-term debt .......................... $    823,601    $    751,673
   Accounts payable and accrued expenses .....................    2,523,137       3,357,422
   Accrued salaries and other compensation ...................      354,336         812,946
                                                               ------------    ------------
     Total current liabilities ...............................    3,701,074       4,922,041
                                                               ------------    ------------

LONG-TERM DEBT-NET OF CURRENT PORTION ........................      182,999         230,258
                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Non-redeemable preferred stock:
    (Aggregate liquidation preference $7,443,903)
    $1 par; 2,000,000 shares, authorized, issued
    and outstanding:
   1996 Convertible B-1 ......................................            -           3,500
   1996 Convertible B-2 ......................................            -           1,450
   1997 Convertible ..........................................        7,215               -
                                                               ------------    ------------
     Total preferred stock ...................................        7,215           4,950

   Common stock. $.10 par; 130,000,000 shares authorized,
   99,187,159 and 81,969,233 shares issued ...................    9,918,716       8,196,923
   Additional paid-in capital ................................   70,649,578      59,996,480
   Accumulated deficit .......................................  (54,220,718)    (46,130,289)
   Unrealized gain on marketable securities ..................       22,976          32,121
   Unamortized deferred compensation .........................     (122,891)              -
   Treasury stock, at cost - 250,000 common shares ...........            -        (625,000)
                                                               ------------    ------------
     Total stockholders' equity ..............................   26,254,876      21,475,185
                                                               ------------    ------------
                                                               $ 30,138,949    $ 26,627,484
                                                               ============    ============


               See notes to Consolidated Financial Statements

                           HEARx LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996


                                                    1997               1996
                                                 -----------       ------------
                                                 (Unaudited)        (Unaudited)

NET SALES ...................................... $17,347,775       $ 13,564,269
                                                 -----------       ------------

COSTS AND EXPENSES:
   Cost of products sold .......................   4,835,015          4,829,417
   Center operating expenses ...................  12,694,323          8,442,034
   General and administrative expenses .........   4,558,854          3,766,987
   Depreciation and amortization ...............   1,464,986            821,010
   Interest expense                                        -            159,957
                                                 -----------       ------------
     Total expenses ............................  23,553,178         18,019,405
                                                 -----------       ------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK .......  (6,205,403)        (4,455,136)
                                                 -----------       ------------

DIVIDENDS ON PREFERRED STOCK:
   Deemed dividends ............................  (1,500,000)        (9,000,000)
   Dividends ...................................    (385,026)          (626,048)
                                                 -----------       ------------
     Total dividends ...........................  (1,885,026)        (9,626,048)
                                                 -----------       ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ..... $(8,090,429)      $(14,081,184)
                                                 ===========       ============

NET LOSS PER COMMON SHARE ...................... $     (0.09)      $      (0.22)
                                                 ===========       ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING ....................  86,418,725         62,694,003
                                                 ===========       ============

                    See notes to Consolidated Financial Statements

                           HEARx LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996





                                                  1997             1996
                                              -----------      -----------
                                               (Unaudited)      (Unaudited)

NET SALES ................................... $ 5,744,926        4,601,286
                                              -----------      -----------

COSTS AND EXPENSES:
   Cost of products sold ....................   1,555,132        1,967,904
   Center operating expenses ................   4,634,194        2,966,012
   General and administrative expenses ......   1,542,919        1,323,630
   Depreciation and amortization ............     512,209          320,830
   Interest expense .........................           -           34,626
                                              -----------      -----------
     Total expenses .........................   8,244,454        6,613,002
                                              -----------      -----------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK ....  (2,499,528)      (2,011,716)

DIVIDENDS ON PREFERRED STOCK ................    (148,969)        (425,343)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .. $(2,648,497)     $(2,160,685)
                                              ===========      ===========

NET LOSS PER COMMON SHARE ................... $     (0.03)     $     (0.03)
                                              ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING .................  90,782,693       68,455,023
                                              ===========      ===========

                    See notes to Consolidated Financial Statements

                           HEARx LTD AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
           NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996




                                                                                 1997               1996
                                                                              -----------       -----------
                                                                              (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................... $(8,090,429)      $(14,081,184)
Adjustments to reconcile net loss to net cash
used by operating activities:
        Depreciation and amortization ......................................   1,464,986            821,010
        Allowance for doubtful accounts ....................................    (101,275)          (392,385)
        Deferred compensation ..............................................    (151,250)                 -
        Unrealized gain on investments .....................................      (9,145)                 -
        Loss on disposition of property ....................................       4,508
        Non-cash expense for dividends on Convertible Preferred Stk ........   1,885,026          9,626,048
        Non-cash expense for advisors/consultants/public relations .........           -            101,500
        Non-cash expense for customer list .................................           -            239,070
        Non-cash expense for executive stock bonuses .......................                         10,124

Changes in operating assets and liabilities:
        Accounts and notes receivable ......................................     306,470           (831,388)
        Inventories ........................................................     (55,766)           102,772
        Prepaid expenses and other current assets ..........................      84,834           (760,960)
        Deferred charges and other .........................................     (39,284)        (1,143,829)
        Accounts payable and accrued expenses ..............................  (1,292,895)         1,976,453
                                                                             -----------       ------------
Net cash used by operating activities ......................................  (5,994,220)        (4,332,769)
                                                                             -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment .................................  (2,006,248)        (4,923,053)
        Proceeds from sale of property and equipment .......................           -              4,856
        Purchase of investments ............................................  (2,350,488)                 -
                                                                             -----------       ------------
Net cash used by investing activities ......................................  (4,356,736)        (4,918,197)
                                                                             -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of:
          Customer list purchase ...........................................           -            213,515
          Long-term debt-other .............................................     171,560            759,994
        Principal payments on borrowings:
          Short-term debt . ................................................     (18,302)           (61,558)
          Long-term debt ...................................................     (47,259)        (4,185,383)
          Forgiveness of long-term debt ....................................     (81,330)          (349,800)
          Proceeds from issuance of capital stock, net of offering costs. ..  11,117,130         29,155,253
                                                                             -----------       ------------
Net cash provided by financing activities ..................................  11,141,799         25,532,021
                                                                             -----------       ------------

Net increase in cash and cash equivalents ..................................     790,843         16,281,055

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................   1,811,437            933,539
                                                                             -----------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................. $ 2,602,280       $ 17,214,594
                                                                             ===========       ============

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

1. PRIVATE PLACEMENT

On March 17, 1997, the Company completed a private placement of 10,000 shares of 1997 Convertible Preferred Stock, a newly designated preferred stock, par value $1.00 per share pursuant to Regulation D, under the Securities Act of 1933, as amended. Net proceeds to the Company after payment of placement fees, legal and accounting expense was $9,270,000. The additional capital was raised to enable HEARx to expand its network of hearing centers, if required by current or potential managed-care contracts. The 1997 Convertible Preferred Stock is convertible into Common Stock at various rates depending upon the date of conversion and the market price at the date of conversion. During the nine months ended September 26, 1997 the Company recorded a deemed preferred stock dividend of $1,500,000, for the discounted conversion price.

2. STOCKHOLDERS' EQUITY

Conversion of Series B-1 and B-2 Preferred Stock into shares of Common Stock

During May and August 1996, the Company completed an offering pursuant to Regulation D, under the Securities Act of 1933, as amended. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for net proceeds of $23,048,590. During the nine months ended September 26, 1997, 3,500 shares of the Series B-1 Preferred Stock were converted into 2,349,611 shares of Common Stock and 1,450 shares of the Series B-2 Preferred Stock were converted into 1,125,600 shares of Common Stock. All shares of the Series B-1 and of the Series B-2 Preferred Stock have all been converted to Common Stock.

Common Stock

During the nine months ended September 26, 1997, 14,910,734 warrants were exercised resulting in the issuance of 11,449,233 shares of Common Stock. Of these warrants, 12,919,005 warrants were originally issued in connection with the sale of 1996 Senior Preferred Stock in January 1996. All but 327,499 of such warrants have now been exercised. In addition, during the nine months ended September 26, 1997, employee stock options were exercised resulting in the issuance of 191,850 shares of Common Stock.

During the nine months ended September 26, 1997, 50,000 shares of Common Stock were issued to one of the Company's officers pursuant to a deferred compensation stock plan.

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Standard Number 128, Earnings Per Share. As required, the Company will adopt this standard at the end of its current fiscal year. The adoption of this standard is not expected to have a material impact on the Company's reported earnings per share.

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

To support the requirements of the Company's current and future participation in such contracts, the Company made a strategic decision to enter the northeast United States market in 1996 and now operates thirty nine centers in the northeast in addition to thirty three centers in Florida.

The Company signed new or expanded contracts with a number of managed care companies in the first nine months of 1997. There can be no certainty that the executed contracts will either start up on a timely basis or produce the revenues anticipated. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

The Company believes that the loss of any single managed care contract would not have a material adverse effect on the Company's financial condition or results of operation. Each of the existing contracts is achieving expected gross profit margins and contributing positively to the Company's results of operations.

RESULTS OF OPERATIONS


For the nine months ended September 1997 compared to 1996

Net sales increased $3,783,506, or 27.9%, to $17,347,775, in 1997 from
$13,564,269 in 1996.

Cost of products sold increased only $5,598, or .1%, to $4,835,015 in 1997 from $4,829,417 in 1996. Cost of products sold, as a percentage of net sales, has decreased significantly in 1997 due to improved pricing from the Company's hearing aid suppliers and a change in the Company's product mix.

Center operating expenses increased $4,252,289, or 50.4%, to $12,694,323 in 1997 from $8,442,034 in 1996. This increase is partially due to an increase in advertising expense of $1,227,338. Advertising expenditures are expected to remain at these levels throughout 1997. The remaining increase of $3,024,951 is attributable to the 28.1% increase in the number of centers operating in the first nine months of 1997 (73) compared to the first nine months of 1996 (57), plus the completion of staffing of the Northeast Regional Offices required to support the Northeast centers.

General and administrative expenses increased $791,867, or 21%, to $4,558,854 in 1997 from $3,766,987 in 1996. Substantially all of the increase was attributable to wages and fringe benefits associated with the expansion of personnel for corporate administrative functions. This increase occurred primarily in the first quarter of 1997.

Depreciation and amortization expense increased $643,976, or 78.4%, to $1,464,986 in 1997 from $821,010 in 1996. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the new centers opened in 1996 and 1997, the installation of computer systems in existing centers in South Florida and the corporate office computer systems installed in 1996.

For the three months ended September 1997 compared to 1996

Net sales increased $1,143,640, or 24.9%, to $5,744,926, in 1997 from $4,601,286 in 1996.

Cost of products sold decreased $412,772, to $1,555,132 in 1997 from $1,967,904 in 1996. Cost of products sold, as a percentage of net sales, decreased significantly in 1997 due to improved pricing from the Company's hearing aid suppliers and a change in the Company's product mix.

Center operating expenses increased $1,668,182, or 56.2%, to $4,634,194 in 1997 from $2,966,012 in 1996. This increase is partially due to an increase in advertising expense of $565,600 over 1996 expenses. The remaining increase of $1,102,582 is attributable to the 28.1% increase in the number of centers operating in the third quarter of 1997 (73) compared to the third quarter of 1996 (57).

General and administrative expenses increased $219,289, or 16.6%, to $1,542,919 in 1997 from $1,323,630 in 1996, reflecting the increase in wages and fringe benefits associated with the expansion of personnel for corporate administrative functions.

Depreciation and amortization expense increased $191,379, or 59.7%, to $512,209 in 1997 from $320,830 in 1996.

LIQUIDITY AND CAPITAL RESOURCES


Working capital increased $4,128,035 to $16,584,426 as of September 26, 1997 from $12,456,391 as of December 27, 1996. During the first quarter of 1997, the Company completed a private placement (see Note 1. Private Placement) providing the Company net proceeds of $9,270,000. The Company also received net proceeds of $3,732,156 from the exercise of warrants and stock options during the nine months. The Company purchased $2,006,248 in property and equipment in the nine months. The sale of the Company's securities in 1997 did not individually, or in the aggregate, cause a "change in control" which would result in an annual limitation of the Company's net operating loss carry-forward under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 1997 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise.

Net cash used by operating activities increased from $4,332,769, in the first nine months of 1996, to $ 5,994,220 in 1997. The cash used by operating activities in 1997 and 1996 was primarily the result of operating losses stemming from the Company's decision to expand its operations to accommodate the new contracts and the accompanying expansion into the northeast U.S. market in advance of patient usage.

Net cash used in investing activities decreased from $4,918,197, in the first nine months of 1996, to $4,356,736 in 1997. This net decrease includes a $2,916,805 decrease in cash used to fund the construction of leasehold improvements and the related purchase of property and equipment, offset by $2,350,488 increase for the purchase of investments.

The capital costs associated with the start up of a new center vary depending on the size of the center and its location. Typically, new centers are leased under operating leases and range from 1,500 to 2,000 square feet in size. New center property and equipment costs include leasehold build-out costs, furniture and costs of equipment, including diagnostic and computer equipment. Pre-opening costs, such as training wages, recruiting, advertising, travel, etc. are expensed as incurred. The Company believes it has the funds to support planned center expansion through 1997 and the first quarter of fiscal 1998.

Cash from financing activities decreased from $25,532,021, in the first nine months of 1996, to $11,141,799 in 1997. This decrease was the result of a reduction in the proceeds from equity offerings in 1997 versus 1996.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

   3.1 (a) Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferential and rights of certain preferred stock of the Company. Filed as an exhibit to the Company's Current Report of Form 8-K, filed on May 17, 1996, and incorporated herein by reference.

   3.1 A-1 Amendments to Restated Certificate of Incorporation. Filed as an exhibit to the Company's Current Report of Form 10-Q for the period ended June 28, 1996, as the exhibit number indicated in brackets and incorporated herein by reference. [3.1A]

   3.2 A-2 Certificate of designation, preferences and rights of the 1997 Convertible Preferred Stock of the Company. Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [3]

   3.2 By-Laws of HEARx Ltd. Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indicated in brackets and incorporated herein by reference. [3.2]

   4.1 Securities Purchase Agreement, dated March 17, 1997 between HEARx Ltd. and each of the purchasers set forth on the signature pages. Filed as an exhibit to the Company's Current Report of Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.1]

   4.2 Registration Rights Agreement, dated March 17, 1997 between HEARx Ltd. and each of the purchasers set forth on the signature pages. Filed as an exhibit to the Company's Current Report of Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference. [4.2]

   4.3 Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share). Filed as an exhibit to the Company's Current Report of Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets and incorporated herein by reference.

   27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

   (b) Reports on Form 8-K:

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HEARx Ltd.
                                  (Registrant)


Date:    November 7, 1997                By: /s/ STEPHEN J. HANSBROUGH
                                            -------------------------------
                                                  Stephen J. Hansbrough
                                                  President
                                                  Chief Operating Officer


Date:    November 7, 1997                By: /s/ JAMES W. PEKLENK
                                            -------------------------------
                                                   James W. Peklenk
                                                   Vice President and
                                                   Chief Financial Officer