Form 10-K
period 1997-12-26
HEARX LTD
filed 1998-03-17
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              X         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED         DECEMBER 26, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-16453
                                                -------

                                   HEARX LTD.
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                 DELAWARE                           22-2748248
         (STATE OF OTHER JURISDICTION OF           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

     1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                  33407
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER,  INCLUDING AREA CODE           (561) 478-8770

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                -----------------------------------------

COMMON STOCK, PAR VALUE .10 PER SHARE                AMERICAN STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    NONE


           INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X           NO

INDICATE BY CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AS OF FEBRUARY 20, 1998, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE) WAS APPROXIMATELY $158,694,000.

            ON FEBRUARY 20, 1998, 100,762,425 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

            PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF THE REGISTRANT'S STOCKHOLDERS ("1998 PROXY STATEMENT"), TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, ARE INCORPORATED BY REFERENCE BY PART III.

                                     PART I

ITEM 1.     BUSINESS

            HEARx Ltd. ("HEARx" or the "Company") operates a network of hearing care centers which provide a full range of audiological products and services for the hearing impaired. The Company's strategy focuses on contracting with managed care and health insurance companies to provide to their members and beneficiaries high quality hearing care utilizing state-of-the-art facilities with a full range of diagnostic and rehabilitative services, qualified professional staff and hearing education listening programs. The Company also provides the same quality hearing care to the general population. The Company believes it is well positioned to successfully address the concerns of access, quality and cost of the managed care and health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers. HEARx believes that such success requires the Company to offer convenient distribution points, uniform centers (meaning standardized personnel qualification, testing, formats, products, prices and ancillary services) and a documented quality control program.

            During 1997, HEARx continued to expand its healthcare provider business by signing new or expanded contracts covering patients in the geographic areas where HEARx centers are located. More than 150 contracts are now in place with over 50 health insurance providers. A number of managed care organizations have experienced significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. As a result, many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative and information systems instead of expanding their membership. HEARx recognized this condition in 1997 and decided to further develop its marketing programs oriented toward the non-insured "self-pay" patient in an effort to supplement its existing and growing base of sales to and through the healthcare provider contracts which continue to account for the majority of the Company's sales.

            HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. At the end of 1997, HEARx operated 72 centers in New York, New Jersey, Connecticut, Pennsylvania and Florida and one center in Virginia. The HEARx expansion strategy will be controlled and deliberate.

            HEARx was incorporated in Delaware on April 11, 1986.

FACILITIES AND SERVICES

            Each HEARx center is staffed or supervised by a minimum of one professionally trained, licensed and certified audiologist and at least one patient care coordinator. The majority of the Company centers are located in conveniently accessible strip shopping centers and are typically 1,500 to 2,000 square feet in size. The Company's goal is to have all centers virtually identical in interior space design, exterior marking and signage. This uniform appearance helps reinforce the consistent service and quality the Company strives to provide to patients at all locations. Each center provides comprehensive hearing services that include:

            - A facility equipped with soundproof testing booths and state-of-the-art testing equipment that meets or exceeds all state standards.

            - A full range of diagnostic and auditory-vestibular tests that assist the physician in the treatment of patients with hearing and balance disorders is provided in most centers. Some of these services include auditory brainstem evoked potentials, electronystagmography and immittance audiometry.

            - A family hearing counseling program available to all patients to help them better understand the use of their hearing products and their disability.

            -  A wide variety of hearing aid brands to meet the patient's needs.

            - A standardized medical reporting system for feedback to the referring physicians.

PRODUCTS

            Unlike other national organizations (Miracle Ear and Beltone) which sell only their brand of hearing aid, HEARx has selected approximately five major worldwide manufacturers' products (Siemens, Rexton, GN Danavox, Resound and Oticon) to make available through the HEARx network in order to provide the best possible hearing care for HEARx patients, including the latest digital technology.

            In addition, all HEARx centers offer a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

CUSTOMERS AND MARKETING

            The majority of HEARx hearing aid sales in the fiscal year ended December 26, 1997 continues to result from physician referrals or through contracts with institutional buyers (health maintenance organizations, insurance companies, or unions). The Company believes that its future growth depends on its ability to inform hearing impaired consumers of the importance of professional hearing testing and the availability of quality hearing devices. The Company expects to continue to establish relationships with health organizations and physicians that promote HEARx to the hearing impaired.

            Because HEARx believes that hearing loss is a medical problem and not simply a "retail opportunity", the Company encourages all patients to see a physician prior to purchasing a hearing aid. The Company believes it has established strong relationships with area physicians, which represent a significant source of continuing patient referrals. HEARx further maintains these relationships using its computerized medical reporting system to provide each referring physician a full report on each of their patient's visits to HEARx.

            HEARx's marketing plan focuses on educating both physicians and patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices in improving the quality of life for hearing impaired individuals. The Company works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education. In connection with its marketing program, HEARx has developed a direct consumer marketing campaign, which utilizes television, radio, newspaper and magazine advertisements, direct mailings, and company-operated free seminars on hearing and hearing loss.

            During 1997 and 1996, the Company had sales totaling approximately $2.7 million and $2.9 million or 11.1 % and 15.7%, respectively, of net sales to a single customer.

GROWTH STRATEGY

Company-owned Centers

            At the end of 1997, the Company operated seventy-two centers located in Connecticut, Florida, Pennsylvania, New York and New Jersey and one center situated in an AARP Pharmacy located in Virginia. This represents a net increase of eight centers compared to fiscal 1996. The new centers were opened in early 1997 to fulfill contract requirements. Of the 38 million Medicare members in the United States, approximately 6 million members are now receiving health care from managed care organizations. Sixty percent (60%) of these "Medicare Managed Care Members" are located in Arizona, California, Florida, Massachusetts, New York and Pennsylvania. Over the next several years, HEARx`s primary emphasis will be opening additional (or selectively acquiring) Company-owned centers in these states and elsewhere to the extent necessary to fulfill future contract commitments. The Company's ultimate goal, where the population warrants, is to open "clusters" of four to six centers within a city or county in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as to personnel recruiting for the centers.

Managed Care and Institutional Contracts

            Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HEARx believes that to successfully implement its growth strategy, contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are kept to a minimum, and relationships with local area physicians are enhanced. Critical to providing care to members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, standardized centers will be successful in meeting the needs of the patients and their providers.

            HEARx utilizes the concept of entering into provider agreements with health insurance or managed care organizations for the furnishing of hearing aids on three different bases: (a) Fee for service with a predetermined discount (all paid for by the patient); (b) a per capita basis, which is a fixed payment per patient per month from the organization, determined by the number of patients to be served and the amount to be paid by the insurance or managed care organization (the balance is paid by the individual member); or (c) an encounter basis where the Company is paid a fixed fee by the insurance or managed care organization for each hearing aid (the balance is paid by the individual member).

RENEWAL OF AGREEMENTS WITH HEALTH INSURANCE AND MANAGED CARE ORGANIZATIONS

            Since 1991, the Company has entered into agreements with certain health insurance and managed care organizations to provide hearing care products and services and has established hearing care centers in the related market areas. The terms of a number of these agreements are to be renegotiated annually, and most of these agreements may be terminated by either party on 90-days notice at any time. The early termination of or failure to renew the agreements could adversely affect the operation of the hearing care centers located in the related market area. In addition, the early termination of or failure to renew the agreements which provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company's results of operations. The Company is not aware of any potential contract terminations at this time.

DISTINGUISHING FEATURES

Integral to the success of HEARx's strategy is the strengthening of consumer's confidence in the hearing care industry and the differentiation of HEARx from typical hearing aid dispensers. To that end, the Company has established several unique programs, which are highlighted below:

Scientific Advisory Board

            HEARx has formed a Scientific Advisory Board consisting of some of the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the three members of the Scientific Advisory Board is a highly trained professional with extensive experience in the hearing field and is affiliated with prestigious universities and institutions. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company's overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

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

Hearing Testing
            James Jerger, Ph.D.
            Professor of Audiology
            Baylor College of Medicine and The Methodist Hospital

            Director, Department of Audiology and Speech Pathology The Methodist Hospital
            Houston, Texas

Hearing Aids and Devices
            Charles I. Berlin, Ph.D.
            Professor of Otorhinolaryngology & Biocommunications
            Louisiana State University

            Director, Kresge Hearing Research Laboratory of the South New Orleans, Louisiana

Professional and Government Relations
            Derald Brackmann, M.D.
            House Ear Clinic, Inc.

            Clinical Professor of Otolaryngology
            University of Southern California
            Los Angeles, California

Medical Reporting and HEARx Data Link

            A computerized medical reporting system gives referring physicians the results of, and recommended action for, every patient examined by HEARx. To the Company's knowledge, no other dispenser or audiologist presently offers any referring physician similar computerized documentation. The Company believes that as hearing acuity and correction become an expected part of an individual's health profile, accurate records of past audiological test results, prescriptions and pathology should be available and accessible to those treating the patient. To address this need, the Company has developed a centralized computer data storage and retrieval system which provides information compiled from each HEARx center visit.

COMPETITION

            The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 2,500 of these practitioners are qualified audiologists working for hospitals or physicians, 2,500 of the practitioners are licensed audiologists in private practice, and the remaining 6,000 are hearing aid specialists (individuals who may not have any formal training or qualifications). Industry surveys estimate that approximately 5% of all hearing aids are sold in physicians' offices, 60% are dispensed by qualified audiologists in private practice, and the remaining are sold by hearing aid specialists.

            Because there are no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of competitors of the Company in the various states where the Company has operations, or the percentage of market share enjoyed by the Company. Based on 1997 industry-reported sales in the State of Florida, the Company's market share of hearing aid sales was approximately 12.5%.

            Most competitors are small retailers generally focusing on the sale of hearing aids without providing comprehensive audiometric testing and other professional services. Some competitors are significantly larger distributors, including: (1) Bausch & Lomb, a hearing aid manufacturer whose distribution system is through a national network of over 1,000 franchised stores (Miracle
Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a privately-owned hearing aid manufacturer that distributes its products primarily through its network of approximately 1000 "authorized" distributors. A number of these franchises and distributors are located in the areas the Company serves.

            These networks primarily offer hearing aids only and do not provide the comprehensive diagnostic services, use of audiologist services or other ancillary products offered by the Company. More importantly, they do not use the services of audiologists in the majority of their centers. However, these networks are owned by companies having greater resources than the Company, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by the Company. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like which would then compete more directly with HEARx in its marketing strategy aimed at institutional buyers.

RELIANCE ON MANUFACTURERS AND QUALIFIED HEARING PROFESSIONALS

            Through its hearing care centers, HEARx makes hearing aids available to patients which are supplied by approximately five major manufacturers, as well as hearing enhancement devices manufactured by other companies. The Company relies on these manufacturers to supply such products, and a significant disruption in supply from any or all of these manufacturers could adversely affect the Company's business. There are approximately 40 manufacturers of hearing aids and related hearing enhancement devices worldwide. The major hearing aid manufacturers include Bausch & Lomb, Beltone, Philips Electronics, Siemens, Starkey, GN Danavox, Oticon and Resound. In the event of a disruption of supply from one or more of the Company's current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

            In addition, the Company distinguishes itself in the industry by employing 117 licensed hearing professionals, of which 95 are audiologists, to be available in the centers to provide on-site patient diagnosis and related services. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company's ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. Management believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

REGULATION

Federal

            The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination. In 1993, the State of Vermont petitioned the FDA to drop the waiver provision and mandate a physician visit. A final decision has never been generated. FDA hearings were held in Washington, D.C. in the fall of 1993 regarding changes for regulations affecting the hearing industry. New regulations were expected to be promulgated in 1995, but never took place. A majority of the patients in HEARx centers are members of the managed care or institutional providers with whom HEARx has contracts to provide hearing care. Some of these organizations require a physician referral. Consequently, a new federal or state physician referral mandate should not have an adverse impact on the Company's operations. Although the FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 3-30 days, HEARx offers its customers up to a 60-day return policy. The extension of HEARx's normal 30-day term is given to patients provided that the purchaser participates in the HEARx Educational Listening Program (H.E.L.P.) family hearing counseling program.

            In addition, because the Company's centers accept Medicare and Medicaid patients, the centers must maintain their eligibility as Medicare/Medicaid providers and must comply with related federal anti-fraud, anti-kickback and other applicable regulations. Federal laws prohibit the payment of remuneration ("kickbacks") in return for a physician referring a Medicare or Medicaid patient, and those laws limit physicians from referring patients to providers in which they have a financial interest. The Company believes that none of its managed care or other provider contracts or its relationships with referring physicians are violative of the anti-kickback statute.

            The Company cannot predict the effect of future changes in federal or state laws, including changes which may result from proposals for federal health care reform legislation now being considered by the U.S. Congress, or the impact that changes in existing federal or state laws or in the interpretation of those laws might have on the Company. The Company believes it is in material compliance with all existing federal regulatory requirements.

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

EMPLOYEES

            At December 26, 1997, HEARx had approximately 300 full-time employees.

            The operations of the Company are dependent in large part upon the efforts of Paul A. Brown, M.D., Chairman of the Board and Chief Executive Officer, and Stephen J. Hansbrough, President, Chief Operating Officer and Director. The loss of the services of Dr. Brown or Mr. Hansbrough could adversely affect the conduct and operation of the Company's business. The Company purchased a "key man" insurance policy on Dr. Brown's life in the amount of $3,000,000 for the benefit of the Company.

ITEM 2.     PROPERTIES

            HEARx's corporate offices are located in 13,000 square feet of space in West Palm Beach, Florida. The lease covering such space provides for an annual base rent of $158,145. The lease is for five years and expires May 2001.

            As of December 26, 1997, the Company operated 33 centers in Florida, 4 in Connecticut, 5 in Pennsylvania, 14 in New Jersey and 16 in New York as well as one center in Virginia. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 700 and 3,000 square feet with annual base rents ranging from approximately $8,700 to $84,000.

            The Company believes its facilities are adequate and suitable for its current operations.

ITEM 3.     LEGAL PROCEEDING

The Company from time to time is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                        EXECUTIVE OFFICERS OF THE COMPANY

            The following sets forth certain information as of the date hereof with respect to the Company's executive officers. They have been appointed to terms which will expire at the annual meeting of the Board of Directors held at the time of the 1998 Annual Meeting of Stockholders, or at the time their successors are duly elected and qualified:

            NAME AND POSITION                               AGE                             FIRST SERVED  AS OFFICER
            -----------------                               ---                             ------------  ----------

Paul A. Brown, M.D.                                         59                                              1986
Chairman of the Board
Chief Executive Officer
and Director

Stephen J. Hansbrough                                       50                                              1993
President, Chief Operating
Officer and Director

James W. Peklenk                                            52                                              1996
Vice President - Finance
and Chief Financial Officer

            There are no family relationships among any of the executive officers and directors of the Company.

            Paul A. Brown, M.D., holds an A.B. from Harvard College and a M.D. from Tufts University School of Medicine. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. ("MetPath"), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning Glass Works in 1982. In 1984, after leaving MetPath, Dr. Brown and a small group of investors founded SCI/MED Advances Corporation, a venture capital, business development and management services company, but the company was ultimately unsuccessful in raising the $80 million in a public offering sought to commence this venture. Dr. Brown founded HEARx in 1986. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a member of the Visiting Committee of Boston University School of Medicine and part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

            Stephen J. Hansbrough, President, Chief Operating Officer and Director, joined HEARx in December 1993. Mr. Hansbrough has an extensive background in the retail arena. He served as Chairman and Chief Executive Officer of Dart Drug Stores until 1988. Subsequently, he was an independent consultant specializing in turn-around and start-up operations, primarily in the retail field, until joining HEARx in 1993.

            James W. Peklenk, Vice President - Finance and Chief Financial Officer, joined the Company in November 1995 as Controller and became Vice President - Finance/CFO in June 1996. He has a B.S. in Accounting from the University of Louisville. From 1991 until joining HEARx, Mr. Peklenk was Vice President, Finance/CFO, for Shooters International, Inc., an international restaurant operator and franchiser of Shooters Waterfront Cafes. Prior to 1991, Mr. Peklenk was Director of Internal Audit for Chi-Chi's Mexican Restaurants, a $500M restaurant operator (300 units) and franchiser. Prior to 1983, Mr. Peklenk was an Audit Partner with the international CPA firm of Grant Thornton.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            Effective March 15, 1996, the Common Stock of the Company began trading on the American Stock Exchange under the symbol of "EAR." Prior to this date the Company's Common Stock was traded in the over-the-counter market under the symbol of "HRXL."

            The following table sets forth the high and low prices of the Common Stock as reported by the American Stock Exchange (AMEX) from March 15, 1996 throughout 1997. The prices for the first quarter of 1996 through March 14,1996 are the high and low bid prices as reported by the National Association of Securities Dealers, Inc., OTC Bulletin Board Services ("NASDBB"):


                        Fiscal Quarter                              Common Stock
                        --------------                              ------------
                                                                    High                    Low
                                                                    ----                    ---
                               1996
                               ----


            First       (AMEX & NASDBB)                              7 3/8                   2 3/16
            Second      (AMEX)                                       6 15/16                 4
            Third       (AMEX)                                       6 15/16                 2 5/8
            Fourth      (AMEX)                                       3 7/8                   1 3/4


                             1997
                             ----

            First       (AMEX)                                       3 1/4                   2
            Second      (AMEX)                                       2 1/16                  1 5/16
            Third       (AMEX)                                       2 1/4                   1 1/16
            Fourth      (AMEX)                                       2 3/16                  1 7/16


            As of December 26, 1997, there were 2,074 holders of record of Common Stock. The Company estimates that included within the holders of record are approximately 28,926 beneficial owners of Common Stock.

Dividend Policy

            HEARx has never paid and does not intend to pay any dividends on the Common Stock in the foreseeable future but intends to retain any earnings for use in the Company's business operations.

Warrants Exercised

During 1997, warrants for the purchase of 14,921,734 shares of the Company's Common Stock were exercised by the holders thereof resulting in the issuance of 11,460,233 shares of the Company's Common Stock and receipt by the Company of cash proceeds of $1,898,152. The warrants were exercised primarily pursuant to the terms of cashless exercise provisions contained in the warrants resulting in a reduction in the number of shares of Common Stock issued upon exercise of the warrants. The warrants were initially issued to certain "accredited investors" pursuant to Rule 506 of Regulation D in connection with the sale of the Company's 1996 Senior Preferred Stock, and the shares issued upon exercise of the warrants were also issued pursuant to Rule 506 of Regulation D. The proceeds received by the Company from the exercise of the warrants was used for working capital.

Conversion of Preferred Stock

During 1997, 4,950 shares of the Company's 1996 Senior Preferred Stock and 2,888 shares of the Company's 1997 Preferred Stock were converted into 5,817,586 shares of the Company's Common Stock. The Preferred Stock was initially issued to certain "accredited investors" pursuant to Rule 506 Regulation D in connection with the sale of the Company's 1996 Senior Preferred Stock and the Company's 1997 Preferred Stock, and the shares issued upon the conversion were also issued pursuant to Rule 506 of Regulation D.

ITEM 6.                 SELECTED FINANCIAL DATA

            The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages have been derived from the audited financial statements of the Company:

OPERATING STATEMENT DATA:





                                                                                             Year Ended
                                                    December 26         December 27          December 29         December 30
                                                         1997                1996                1995                1994
                                                         ----                ----                ----                ----

Net Sales                                           $ 24,213,879        $ 18,490,561        $ 11,170,068        $  4,331,148
Total costs and expenses                              33,417,880          26,349,540          13,383,521           6,436,783
Loss from continuing operations                       (9,204,001)         (7,858,979)         (2,213,453)         (2,105,635)
Loss from discontinued operations                              -                   -                   -                   -
Net loss applicable to common
 Stockholders                                       $(11,196,124)       $(17,895,486)       $ (2,213,453)       $ (2,105,635)
                                                    ============        ============        ============        ============
Loss per common share:
Continuing operations, including dividends on
preferred stock                                     $      (0.12)       $      (0.25)       $      (0.05)       $      (0.06)
Discontinued operations                                        -                   -                   -                   -

Net loss per common share
  basic and diluted (1)                             $      (0.12)       $      (0.25)       $      (0.05)       $      (0.06)
                                                    ============        ============        ============        ============

Weighted average:
Number of common shares
  Outstanding                                         89,605,031          71,197,115          45,164,091          36,278,205
                                                    ============        ============        ============        ============
Cash dividend per common
  Share                                                  None                 None               None                None
                                                         ====                 ====               ====                ====



                                                      Three
                                                      Months
                                                      Ended              Year Ended
                                                    December 31         September 30
                                                       1993                1993
                                                       ----                ----

Net Sales                                           $  1,042,576        $  7,335,067
Total costs and expenses                               1,568,825          12,669,759
Loss from continuing operations                         (561,517)         (5,579,446)
Loss from discontinued operations                              -            (918,720)
Net loss applicable to common
 Stockholders                                       $   (561,517)       $ (6,498,166)
                                                    ============        ============
Loss per common share:
Continuing operations, including dividends on
preferred stock                                     $      (0.02)       $      (0.18)
Discontinued operations                                        -               (0.03)

Net loss per common share
  basic and diluted (1)                             $      (0.02)       $      (0.21)
                                                    ============        ============

Weighted average:
Number of common shares
  Outstanding                                         31,031,790          30,819,790
                                                    ============        ============
Cash dividend per common
  Share                                                  None                None
                                                         ====                ====

(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see notes to the consolidated financial statements.

BALANCE SHEET DATA:


                                                                                                    Three Months
                                                                   Year Ended                         Ended             Year Ended
                                December 26     December 27       December 29    December 30        December 31        September 30
                                    1997            1996              1995           1994               1993               1993
                                    ----            ----              ----           ----               ----               ----

Total assets                    $28,216,176     $26,627,484       $ 6,450,628    $ 3,504,967        $ 2,659,794        $ 2,800,222

Working capital (deficit)        13,136,147      12,456,391        (1,317,179)      (623,200)        (2,560,618)        (2,936,745)

Long-term debt net of
 current portion                    177,897         230,258         2,316,300      2,376,199          1,175,372            607,097

Book value per share (1)               0.16           0 .20             (0.12)         (0.16)             (0.23)             (0.24)



(1) represents total stockholders' equity less aggregate liquidation preferences on preferred stock, divided by common stock outstanding.

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

HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. At the end of 1997, HEARx operated 33 centers in Florida, 16 in New York, 14 in New Jersey, 4 in Connecticut, 5 in Pennsylvania and one center in Virginia. The HEARx expansion strategy will be controlled and deliberate.

During 1997, HEARx continued to expand its healthcare provider business by signing new or expanded contracts covering patients in the geographic areas where HEARx centers are located. More than 150 contracts are now in place with over 50 health insurance providers. A number of managed care organizations have experienced significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. As a result, many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative and information systems instead of expanding their membership. HEARx recognized this condition in 1997 and decided to further develop its marketing programs oriented toward the non-insured "self-pay" patient in an effort to supplement its existing and growing base of sales to and through the healthcare provider contracts which continue to account for the majority of the Company's sales.

HEARx marketing efforts to the "self-pay" patient were very successful in the third and fourth quarters of 1997. Sales to non-insured "self-pay" patients increased 28 percent in the third and fourth quarters of 1997 over such sales in the first and second quarters of 1997. There can be no assurance that these sales levels will continue into 1998.

There can be no assurance that all of the provider contracts will either start up on a timely basis or produce the revenues anticipated. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

The Company believes that the loss of any single managed care contract would not have a material adverse effect on its financial condition or results of operations. Each of the existing insurance contracts are achieving expected gross profit margins and contributing positively to the Company's results of operations.

The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system malfunction or mis-calculation. HEARx presently believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company plans to send confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Net sales increased $5,723,318, or 31%, to $24,213,879 in 1997 from $18,490,561 in 1996. The increase in net sales primarily results from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major health insurers.

Cost of products sold increased $385,057, or 5.9%, to $6,963,782 in 1997 from $6,578,725 in 1996. The increase is attributable to the 31% increase in net sales from new and existing centers. The number of centers operating at December 26, 1997 (73) increased by 12.3% over those in operation at December 27,1996
(65). Cost of products sold, as a percentage of net sales, has decreased significantly in 1997 due to improved pricing from the Company's hearing aid suppliers and a change in the Company's product mix.

Center operating expenses increased $5,355,934, or 43.1%, to $17,773,939 in 1997 from $12,418,005 in 1996. This increase is partially due to an increase in advertising expense of $1,619,128, a 93.4% increase over 1996. The 1998 level of advertising expenditures is expected to be adjusted quarterly depending on results. The remaining increase of $3,736,806, or 30.1%, is attributable to the 29.7% increase in the average number of centers operating in 1997 (72) compared to 1996 (55.5). Seven centers were opened in the last two months of 1996 while no centers opened during the comparable period of 1997.

General and administrative expenses increased $711,603, or 12%, to $6,628,963 in 1997 from $5,917,360 in 1996. Substantially all of the increase was attributable to the increase in wages and fringe benefits associated with the expansion of the corporate administrative functions. This increase occurred primarily in the first quarter of 1997.

Depreciation and amortization expense increased $738,697, or 58.9%, to $1,992,752 in 1997 from $1,254,055 in 1996. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the new centers opened in 1996 and 1997, the installation of computer systems in existing centers in South Florida and the corporate office computer systems installed in 1996.

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

Depreciation and amortization expense increased $903,918, or 258%, to $1,254,055 in 1996 from $350,137 in 1995. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the thirty-nine new centers opened in 1996, the installation of computer systems in existing centers in the base regions and the corporate office computer systems installed in 1996.

FOURTH QUARTER ADJUSTMENTS

There were no significant fourth quarter adjustments in 1997 or 1996.

Fourth quarter adjustments for 1995 consisted of an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expenses of $284,201.

LIQUIDITY AND CAPITAL RESOURCES

1997

Working capital increased $679,756 to $13,136,147 as of December 26,1997 from $12,456,391 as of December 27,1996. In the first quarter of 1997, the Company completed a private placement of preferred stock and received net proceeds of $9,006,000. The Company also received net proceeds of $1,898,152 from the exercise of warrants during the year. During 1997, the Company purchased $2,858,741 in property and equipment and retired long term debt of $ 141,944. The sale of the Company's securities in 1997 did not individually, or in the aggregate, cause a "change in control" which would result in an annual limitation of the Company's net operating loss carry-forward under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company believes that its current working capital and revenues from operations is sufficient to support the Company's foreseeable capital requirements and operating needs through 1998 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. The Company believes that if significant other cash was needed it could satisfy the need with additional equity sales or debt.

Net cash used by operating activities increased from $6,431,112, in 1996, to $8,054,472 in 1997. The increase in cash used by operating activities was primarily the result of operating losses resulting from the Company's decision to expand its operations on the west coast of Florida, central Florida and the northeastern United States to accommodate new contracts signed in 1996 and 1997.

Net cash used in investing activities decreased from $18,727,969 in 1996, to $1,216,594 in 1997. This decrease resulted from a decrease in the amount of cash provided from the private placement of preferred stock in 1997 compared to 1996. Cash of $2,858,741 was used in 1997 to fund the construction of leasehold improvements and the related purchase of property and equipment to equip new and existing centers. A portion of this cash, in the amount of $1,654,112, was provided from the sale of marketable securities.

Cash from financing activities decreased from $26,036,979, in 1996, to $11,104,467 in 1997. This decrease reflects the difference in equity offerings and warrant exercises from 1996 to 1997 as discussed above.

1996

Working capital increased $13,773,570 to $12,456,391 as of December 27,1996 from a working capital deficit of $1,317,179 as of December 29, 1995. During 1996, the Company completed two private placements providing the Company net proceeds of $27,842,590. The Company also received net proceeds of $2,277,450 from the exercise of warrants during the year. During 1996, the Company purchased $6,824,065 in property and equipment and retired long term debt of $4,439,686.

Net cash used by operating activities increased from $1,486,465, in 1995, to $6,431,112 in 1996. The increase in cash used by operating activities was primarily the result of operating losses resulting from the Company's decision to expand its operations to accommodate the new contract signings and the accompanying expansion into the northeast market.

Net cash used in investing activities increased from $1,689,455, in 1995, to $18,727,969 in 1996. This increase resulted from the use of cash of $6,824,065 to fund the construction of leasehold improvements and the related purchase of property and equipment to equip the new and existing centers to accommodate the expected increase in revenue. Excess cash of $11,903,904, remaining from the 1996 equity placements, was invested in marketable securities.

Cash from financing activities increased from $3,780,452, in 1995, to $26,063,979 in 1996. This increase was primarily the result of equity offerings and warrant exercises during 1996 in the amount of $29,558,328, net of expenses. Long-term debt in the amount of $4,439,686 was retired during the year.

Certain of the statements made in this discussion and analysis contain forward-looking information. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties are described within this document and the Form S-3 resale registration statement dated June 25, 1997 and filed with the Securities and Exchange Commission.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                           Page
                                                                                                           ----

Index to Financial Statements

Financial Statements:

Report of  Independent Certified Public Accountants                                                         23
Consolidated Balance Sheets at December 26, 1997
  and December 27, 1996                                                                                     24
Consolidated Statements of Operations for the years ended December 26, 1997,
  December 27, 1996, and December 29, 1995                                                                  25
Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit)
  for the years ended December 26, 1997, December 27, 1996 and
  December 29, 1995                                                                                         26
Consolidated Statements of Cash Flows for the years ended December 26, 1997,
  December 27, 1996, and December 29, 1995                                                                  27-28
Notes to Consolidated Financial Statements                                                                  29-40

Financial Statement Schedule:

For the years ended December 26, 1997, December 27, 1996 and
  December 29, 1995

            II                      Valuation Accounts                                                      41

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
HEARx Ltd.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HEARx Ltd. and Subsidiaries as of December 26, 1997 and December 27, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 26, 1997. We have also audited the schedule listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. and Subsidiaries at December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

West Palm Beach, Florida                                    BDO Seidman, LLP
March 13, 1998

                           HEARx Ltd. and Subsidiaries
                           Consolidated Balance Sheets


                              ASSETS

                                                         December 26,      December 27,
                                                             1997             1996

CURRENT ASSETS:
 Cash and cash equivalents                               $ 3,644,838       $ 1,811,437
 Investment securities (Note 2)                           10,281,913        11,936,025
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 246,371  and $789,322            3,256,716         3,021,992
 Inventories                                                 523,356           363,978
 Prepaid expenses                                            312,866           245,000
                                                         -----------       -----------

     Total current assets                                 18,019,689        17,378,432

PROPERTY AND EQUIPMENT - NET (Note 4)                      9,014,190         8,068,700

OTHER                                                      1,182,297         1,180,352
                                                         -----------       -----------

                                                         $28,216,176       $26,627,484
                                                         ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  $ 2,918,691       $ 3,357,422
  Accrued salaries and other compensation                    914,156           812,946
  Current maturities of long term debt (Note 3)            1,050,695           751,673
                                                         -----------       -----------

      Total current liabilities                            4,883,542         4,922,041
                                                         -----------       -----------

LONG TERM DEBT, LESS CURRENT MATURITIES (Note 3)             177,897           230,258
                                                         -----------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 3,4 & 6)
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
   (Aggregate liquidation preference
    $ 7,447,163 and $5,114,252) $1 par,
    2,000,000 shares authorized; issued
    and outstanding: (Note 5)
        1996 Convertible B-1   3,500 shares outstanding            -             3,500
        1996 Convertible B-2   1,450 shares outstanding            -             1,450
        1997 Convertible       7,115 shares outstanding        7,115                 -
                                                         -----------       -----------

           Total preferred stock                               7,115             4,950

  Common stock; $.10 par; 130,000,000 shares
   authorized; 99,211,436 & 81,969,233 shares
   issued (Notes 3 & 5)                                    9,921,144         8,196,923
  Additional paid-in capital                              70,646,172        59,996,480
  Accumulated deficit                                    (57,326,412)      (46,130,289)
  Unrealized gain on marketable securities                    20,156            32,121
  Unamortized deferred compensation                         (113,438)                -
  Treasury stock, at cost - 250,000 common shares                  -          (625,000)
                                                         -----------       -----------

         Total stockholders' equity                       23,154,737        21,475,185
                                                         -----------       -----------

                                                         $28,216,176       $26,627,484
                                                         ===========       ===========

See accompanying notes to consolidated financial statements

                           HEARx Ltd. and Subsidiaries
                      Consolidated Statements of Operations


                                                                     Year Ended
                                                 December 26,        December 27,        December 29,
                                                      1997                1996                1995
NET SALES                                        $ 24,213,879        $ 18,490,561        $ 11,170,068
                                                 ------------        ------------        ------------
COSTS AND EXPENSES:
  Cost of products sold                             6,963,782           6,578,725           3,571,725
  Center  operating expenses                       17,773,939          12,418,005           6,735,534
  General and administrative expenses               6,628,963           5,917,360           2,472,001
  Depreciation and amortization                     1,992,752           1,254,055             350,137
  Interest expense                                     58,444             181,395             254,124
                                                 ------------        ------------        ------------

     Total  costs and expenses                     33,417,880          26,349,540          13,383,521
                                                 ------------        ------------        ------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK           (9,204,001)         (7,858,979)         (2,213,453)

DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends (Notes 5A and 5B)               (1,500,000)         (9,000,000)                  -
  Dividends                                          (492,123)         (1,036,507)                  -
                                                 ------------        ------------        ------------

     Total dividends on preferred stock            (1,992,123)        (10,036,507)                  -
                                                 ------------        ------------        ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS       $(11,196,124)       $(17,895,486)       $ (2,213,453)
                                                 ============        ============        ============

NET LOSS PER COMMON SHARE -  BASIC AND
 DILUTED (NOTE 1)                                $       (.12)       $       (.25)       $       (.05)
                                                 ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                         89,605,031          71,197,115          45,164,091
                                                 ============        ============        ============



See accompanying notes to consolidated financial statements

                           HEARx Ltd. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                                          Year Ended                       Year Ended
                                                       December 26, 1997                December 27, 1996
                                                 -----------------------------    -------------------------------
                                                     Shares           Amount         Shares             Amount
                                                  -----------      -----------    -----------         -----------
PREFERRED STOCK:
     Balance, beginning of year                         4,950     $      4,950        103,824        $    103,824
         Issuance of preferred stock                   10,000           10,000         36,000              36,000
         Conversion of preferred stock                 (7,835)          (7,835)      (128,874)           (128,874)
         Redemption of preferred stock                      -                -         (6,000)             (6,000)
                                                   -----------   --------------   ------------      --------------
     Balance, end of year                               7,115     $      7,115          4,950        $      4,950
                                                   ===========   ==============   ============      ==============
COMMON STOCK:
     Balance, beginning of year                    81,969,233     $  8,196,923     47,956,783        $  4,795,678
         Exercise of warrants                      11,460,233        1,146,023      4,059,650             405,965
         Conversion of preferred stock              5,817,586          581,759     28,899,000           2,889,900
         Issuance of common stock                           -                -              -                   -
         Exercise of employee stock options           205,250           20,525        419,900              41,990
         Exercise of stock options by consult          25,000            2,500        325,000              32,500
         Issuance of restricted stock to office        50,000            5,000              -                   -
         Cashless exercise of warrants                      -                -        250,000              25,000
         Retirement of treasury stock                (250,000)         (25,000)             -                   -
         Settlement of litigation                     (65,866)          (6,586)             -                   -
         Issuance of common stock to:
           Advisory Board                                   -                -         28,900               2,890
           Consultants                                      -                -              -                   -
           Seller of customer list                          -                -        150,000              15,000
         Purchase stock from former officer                 -                -       (120,000)            (12,000)
         Executive stock bonuses                            -                -              -                   -
                                                   -----------   --------------   ------------      --------------
     Balance, end of year                          99,211,436     $  9,921,144     81,969,233        $  8,196,923
                                                   ===========   ==============   ============      ==============
TREASURY STOCK:
     Balance, beginning of year                      (250,000)    $   (625,000)             -        $          -
         Cashless exercise of warrants                      -                -       (250,000)           (625,000)
         Retirement of treasury stock                 250,000          625,000              -                   -
                                                   -----------   --------------   ------------      --------------
     Balance, end of year                                   -     $          -       (250,000)       $   (625,000)
                                                   ===========   ==============   ============      ==============
ADDITIONAL PAID-IN CAPITAL:
     Balance, beginning of year                                   $ 59,996,480                       $ 23,079,016
         Issuance of preferred stock                                 9,695,519                         33,468,245
         Deemed dividend on preferred stock
           issuance                                                  1,500,000                          9,000,000
         Conversion of preferred stock                                (950,732)                        (1,888,772)
         Exercise of warrants                                          752,129                          1,871,485
         Redemption of preferred stock                                       -                         (5,994,000)
         Issuance of common stock                                            -                                  -
         Exercise of employee stock options                             76,639                            167,861
         Exercise of stock options by consultants                       22,500                            252,428
         Retirement of treasury stock                                 (600,000)                                 -
         Vesting of restricted stock                                   147,050                              2,800
         Settlement of litigation                                        6,587                                  -
         Non-employee stock option compensation                              -                             38,903
         Issuance of common stock to:
           Advisory board                                                    -                             22,110
           Consultants                                                       -                                  -
           Seller of customer list                                           -                            224,070
         Preferred dividends paid to principal
           stockholder                                                       -                           (214,666)
         Purchase stock from former officer                                  -                            (33,000)
         Executive stock bonuses                                             -                                  -
                                                                 --------------                     --------------
     Balance, end of year                                         $ 70,646,172                       $ 59,996,480
                                                                 ==============                     ==============
ACCUMULATED DEFICIT:
     Balance, beginning of year                                   $(46,130,289)                      $(28,234,803)
         Net loss for the year                                      (9,204,001)                        (7,858,979)
         Deemed dividends on preferred stock
           issuance                                                 (1,500,000)                        (9,000,000)
         Preferred stock conversions                                  (492,123)                        (1,036,507)
                                                                 --------------                     --------------
     Balance, end of year                                         $(57,326,413)                      $(46,130,289)
                                                                 ==============                     ==============
UNAMORTIZED DEFERRED COMPENSATION
     Balance, beginning of year                                   $          -                       $    (13,499)
         Issuance of restricted stock to officer                      (147,050)                                 -
         Amortization                                                   33,612                             13,499
                                                                 --------------                     --------------
     Balance, end of year                                         $   (113,438)                      $          -
                                                                 ==============                     ==============
UNREALIZED GAIN ON INVESTMENT SECURITIES:
     Balance, beginning of year                                   $     32,121                       $          -
         Change in net unrealized gain for the
           year                                                        (11,965)                            32,121
                                                                 --------------                     --------------
     Balance, end of year                                         $     20,156                       $     32,121
                                                                 --------------                     --------------

                                                              Year Ended
                                                          December 29, 1995
                                                    ------------------------------
                                                       Shares           Amount
                                                    ------------      ------------
PREFERRED STOCK:
     Balance, beginning of year                           97,352    $      97,352
         Issuance of preferred stock                       6,472            6,472
         Conversion of preferred stock                         -                -
         Redemption of preferred stock                         -                -
                                                     ------------  ---------------
     Balance, end of year                                103,824    $     103,824
                                                     ============  ===============
COMMON STOCK:
     Balance, beginning of year                       41,672,354    $   4,167,235
         Exercise of warrants                                  -                -
         Conversion of preferred stock                         -                -
         Issuance of common stock                      5,029,756          502,975
         Exercise of employee stock options              115,138           11,514
         Exercise of stock options by consult            400,000           40,000
         Issuance of restricted stock to office                -                -
         Cashless exercise of warrants                         -                -
         Retirement of treasury stock                          -                -
         Settlement of litigation                              -                -
         Issuance of common stock to:
           Advisory Board                                 87,419            8,742
           Consultants                                   373,466           37,347
           Seller of customer list                             -                -
         Purchase stock from former officer                    -                -
         Executive stock bonuses                         278,650           27,865
                                                     ------------  ---------------
     Balance, end of year                             47,956,783    $   4,795,678
                                                     ============  ===============
TREASURY STOCK:
     Balance, beginning of year                                -    $           -
         Cashless exercise of warrants                         -                -
         Retirement of treasury stock
                                                     ------------  ---------------
     Balance, end of year                                      -    $           -
                                                     ============  ===============
ADDITIONAL PAID-IN CAPITAL:
     Balance, beginning of year                                -    $  20,216,109
         Issuance of preferred stock                                       (6,472)
         Deemed dividend on preferred stock
           issuance                                                             -
         Conversion of preferred stock                                          -
         Exercise of warrants                                                   -
         Redemption of preferred stock                                          -
         Issuance of common stock                                       2,366,426
         Exercise of employee stock options                                60,233
         Exercise of stock options by consultants                          60,000
         Retirement of treasury stock                                           -
         Vesting of restricted stock                                            -
         Settlement of litigation                                               -
         Non-employee stock option compensation                                 -
         Issuance of common stock to:
           Advisory board                                                  26,258
           Consultants                                                    240,900
           Seller of customer list                                              -
         Preferred dividends paid to principal
           stockholder                                                          -
         Purchase stock from former officer                                     -
         Executive stock bonuses                                          115,562
                                                                   ---------------
     Balance, end of year                                           $  23,079,016
                                                                   ===============
ACCUMULATED DEFICIT:
     Balance, beginning of year                                     $ (26,021,350)
         Net loss for the year                                         (2,213,453)
         Deemed dividends on preferred stock
           issuance                                                             -
         Preferred stock conversions                                            -
                                                                   ---------------
     Balance, end of year                                           $ (28,234,803)
                                                                   ===============
UNAMORTIZED DEFERRED COMPENSATION
     Balance, beginning of year                                     $     (26,997)
         Issuance of restricted stock to officer                                -
         Amortization                                                      13,498
                                                                   ---------------
     Balance, end of year                                           $     (13,499)
                                                                   ===============
UNREALIZED GAIN ON INVESTMENT SECURITIES:
     Balance, beginning of year                                     $           -
         Change in net unrealized gain for the
           year                                                                 -
                                                                   ---------------
     Balance, end of year                                           $           -
                                                                   ---------------

See accompanying notes to consolidated financial statements

                           HEARx LTD. and Subsidiaries
                      Consolidated Statements of Cashflows


                                                                                    Year Ended
                                                              December 26           December 27          December 29
                                                                 1997                  1996                  1995
                                                          -----------------      ---------------     -----------------
Cash flows from operating activities:
Net Loss before dividends                                  $ (9,204,001)         $ (7,858,979)         $ (2,213,453)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                            1,992,752             1,254,055               350,137
     Provision for loss on accounts receivable                  243,178               448,088               198,298
     Loss on disposition of property                             30,378               280,187                     -
     Non-cash expense for consulting services                                                               222,530
     Non-cash expense to executive stock bonuses                                                            127,076

(Increase) decrease in:
     Accounts and notes receivable                             (477,896)           (2,242,087)              (63,423)
     Inventories                                               (159,377)               32,005               (58,419)
     Prepaid expenses                                           (67,866)              284,418              (485,638)
     Other assets                                               (74,115)             (582,035)             (414,465)
Increase (decrease) in:
     Accounts Payable                                          (821,015)             (427,008)              733,806
     Accrued Expenses                                           483,490             2,380,244               117,086
                                                          -----------------      ---------------     -----------------

Net cash used in operating activities                        (8,054,472)           (6,431,112)           (1,486,465)
                                                          -----------------      ---------------     -----------------

Cash flows from investing activities:
     Purchase of property and equipment                      (2,858,741)           (6,824,065)           (1,711,203)
     Proceeds from sale of property and equipment                                                            21,748
     Purchase of investments                                (29,327,413)          (11,903,904)
     Proceeds from sale maturities of investments            30,969,560                                           -
                                                          -----------------      ---------------     -----------------

Net cash provided (used) by investing activities           $ (1,216,594)          (18,727,969)           (1,689,455)
                                                          -----------------      ---------------     -----------------

Cash flows from financing activities:
     Short-term borrowings                                            -                     -             1,370,000
     Proceeds from issuance of:
     Long-term debt-other                                       406,907             1,261,977                     -
     Principal payments:
     Short-term borrowings                                      (18,302)                    -                     -
     Long-term debt                                             (52,361)           (4,439,686)             (279,255)
     Forgiveness of long-term debt                              (89,583)             (343,640)             (293,843)
     Proceeds from issuance of capital stock,
       net of offering costs                                 10,857,806            29,558,328             2,983,550
                                                          -----------------      ---------------     -----------------

Net cash provided by financing activities                    11,104,467            26,036,979             3,780,452
                                                          -----------------      ---------------     -----------------

Net increase (decrease) in cash and cash equivalents          1,833,401               877,898               604,532

Cash and cash equivalents at beginning of period              1,811,437               933,539               329,007
                                                          -----------------      ---------------     -----------------

Cash and cash equivalents at end of period                 $  3,644,838          $  1,811,437          $    933,539
                                                          =================      ===============     =================



See accompanying notes to consolidated financial statements

                           HEARx LTD. and Subsidiaries
                      Consolidated Statements of Cashflows


                                                                                    Year Ended
                                                              December 26,         December 27,          December 29,
                                                                  1997                 1996                  1995
                                                            ---------------      ---------------       ---------------
Supplemental disclosure of cash flow information:

Cash paid for interest                                        $    11,956          $   249,097             $253,479
                                                              ============         ============            =========
Supplemental schedule of non-cash investing
and financing activities:

Deemed dividends                                              $ 1,500,000          $ 9,000,000             $      -

Preferred stock dividend paid upon conversion in kind
     by issuance of additional common stock                       492,123            1,036,507                    -

Forgiveness of note payable by minimum required purchases          89,583              343,640              293,843

Issuance of Common Stock for services                              17,000              309,928              222,530

Issuance of Common Stock to employees                              97,164              209,851              127,076

Issuance of Common Stock for customer list                              -              239,070                    -

In connection with a business acquisition:
     Costs in excess of fair value of net assets acquired               -                    -               55,117

Conversion of accounts payable into notes payable                       -                    -              808,000

Issuance of Common Stock for offering costs and software                -                    -              299,186

See accompanying notes to consolidated financial statements

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

HEARx Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers ("HEARx Centers") to serve the needs of the hearing impaired. At the end of 1997, the Company operated 72 centers in New York, New Jersey, Connecticut, Pennsylvania and Florida and one center in Virginia.

Principles of consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Investment securities

Marketable securities are classified available for sale and are carried at estimated market value. Unrealized holding gains and losses, are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses realized from the sales are computed by the specific identification method.

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

Intangible assets

Intangible assets, included in other assets, primarily represent customer lists acquired from acquisitions of hearing businesses. These customer lists are being amortized on a straight-line basis over periods not exceeding fifteen years. Intangible assets also include the excess purchase price of acquisitions over the fair value of assets acquired. Such excess costs are being amortized over fifteen years. Accumulated amortization at December 26, 1997 and December 27, 1996 was $175,817 and $67,305, respectively.

Pre-opening costs

The costs associated with the opening of new centers are expensed as incurred.

Advertising Costs

Costs for newspaper, television, and other media advertising are expensed as incurred and were $3,353,000, $1,734,000 and $1,114,000 in 1997, 1996, and 1995,
respectively.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

Sales return policy

Patients purchasing hearing aids are given a specific return period, usually 30 days, if dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the customer attends the Company's H.E.L.P. program.

Deferred compensation

The value in excess of the selling price of shares of common stock issued to officers is amortized over the vesting period of such shares.

Warranties

Hearing aids sold by the Company are covered by manufacturers' warranties.

Capitation revenue

The Company has capitation contracts with certain health care organizations under which the Company is paid an amount, per enrollee of the health maintenance organization, to provide a once every three years discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. Revenue under capitation contracts is recorded based on actual utilization by the member populations of the healthcare organizations with whom the Company has contracted to provide hearing care services.

Income taxes

Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities.

Net loss per share of common stock

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

Excluded from the computation of net loss per common share - diluted at December 26, 1997 were convertible preferred stock, outstanding options and warrants to purchase 9,986,583 shares of common stock at exercise prices less than average market price because to do so would be anti-dilutive. In addition, outstanding options and warrants to purchase 6,999,000 shares of common stock were excluded because the options' and warrants' exercise prices were greater than the average market price of the common shares.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements


Consolidated statements of cashflows

For the purposes of the Statements of Cashflows, temporary cash investments which have a maturity of ninety days or less are considered cash equivalents.

Reclassifications

Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified in order to conform to the 1997 presentation.

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

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation.

2. INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                     Gross           Estimated
                                 Amortized         Unrealized         Market
                                   Cost              Gains             Value
December 26, 1997
-----------------
U.S. Treasury Notes             $ 6,961,757       $    20,156       $ 6,981,913
Corporate Debt Securities         3,300,000                 -         3,300,000
Total                           $10,261,757       $    20,156       $10,281,913
                                ===========       ===========       ===========
December 27, 1996
-----------------
U.S. Treasury Notes             $11,903,904       $    32,121       $11,936,025
                                ===========       ===========       ===========


At December 26, 1997 all securities have contractual maturities within one year.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. DEBT

Long term debt consists of the following:

                                                                                      December 26,      December 27,
                                                                                          1997              1996

Note payable to supplier, collateralized by equipment,
  due May 31, 1999, see (a) below                                                         $998,334         $683,114
Note payable collateralized by customer list, see (b) below                                175,258          213,515
Other notes payable                                                                         55,000           85,302
                                                                                         ---------         --------
                                                                                         1,228,592          981,931

Less current maturities                                                                  1,050,695          751,673
                                                                                         ---------         --------
                                                                                          $177,897         $230,258
                                                                                         =========         ========

The approximate aggregate maturities on long term debt obligations in years subsequent to 1997 are as follows: 1998 - $1,051,000; 1999 - $55,000; 2000 -
$57,000; 2001 - $59,000; and 2002 - $7,000.

(a) On March 5, 1996, the Company completed a $2.5 million trade agreement with a vendor pursuant to which the vendor will provide financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. The financing is collaterized by the equipment financed. A percentage of all hearing aid purchases by the Company from this vendor will be applied to repayment of financed amounts under the financing agreement.

(b) In January 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000 in cash, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable includes interest at 5.5% and is payable in five annual installments of $50,000 including interest beginning January 22, 1997.

4. PROPERTY AND EQUIPMENT AND LEASES

Property and equipment consists of the following:

                                                     December 26,     December 27,
                                                        1997               1996
                                                     -----------       -----------
Equipment, furniture and fixtures                    $ 6,086,033       $ 4,840,652
Leasehold Improvements                                 4,661,880         3,823,205
Computer systems                                       2,692,063         2,127,770
Leasehold improvements in progress                       199,031            60,692
                                                     -----------       -----------
                                                      13,639,007        10,852,319
Less accumulated depreciation and amortization         4,624,817         2,783,619
                                                     -----------       -----------
                                                     $ 9,014,190       $ 8,068,700
                                                     ===========       ===========

Approximate future minimum rental commitments under operating leases are as follows: $2,433,000 in 1998; $2,355,000 in 1999 ; $2,188,000 in 2000; $1,745,000
in 2001; $1,505,000 in 2002 and $4,819,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas. The Company believes that it would be able to sublease the space should it have to close a center due to losing a large contract with a managed care company.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements



Equipment and building rent expense for the years ended December 26, 1997, December 27, 1996 and December 29, 1995 was $2,599,000, $1,916,000 and
$1,267,000, respectively.

5. STOCKHOLDERS' EQUITY

A. 1997 CONVERTIBLE PREFERRED STOCK

On March 17, 1997, the Company completed a private placement of 10,000 shares, $1 par, of 1997 Convertible Preferred Stock. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $9,006,000. The additional capital was raised to enable HEARx to expand its network of hearing centers as may be required by current or potential managed-care contracts.

The 1997 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1997 Convertible Preferred, pari passu with the Company's 1996 Series B-1 Convertible Preferred Stock, 1996 Series B-2 Convertible Preferred Stock and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1997 Convertible Preferred. The 1997 Convertible Preferred Stock bears dividends of 6%, payment in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chooses to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $5.00, or (ii) 85% of the average of the closing bid prices for shares of Common Stock for the ten day trading period immediately prior to conversion. The 1997 Convertible Preferred Stock may be converted by holders beginning August 15, 1997 and at any time prior to March 17, 2000 and must be converted on that date. For the year ended December 26, 1997, 2,885 shares of the total 10,000 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $78,426 were converted into 2,342,375 shares of the Company's Common Stock.

The Company recorded a deemed preferred stock dividend of $1,500,000 for the discounted conversion price representing a 15% discount upon conversion of the $10,000,000 gross proceeds. In connection with this transaction, the Company issued 850,000 warrants with an exercise price of $5.00 and 750,000 warrants with an exercise price of $2.00 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of the preferred shares with investors.

B. 1996 SERIES A, B-1 AND B-2 CONVERTIBLE PREFERRED STOCK

During May and August 1996, the Company completed a side-by-side offering pursuant to Regulation D and Regulation S of the Securities Act of 1933. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for net proceeds of $23,048,590. In the Regulation S offering, the Company sold 5,100 shares of a convertible preferred stock (the "Series A Preferred Stock") for net proceeds of $4,794,000.

In connection with the Regulation D and Regulation S offerings, the Company was required to report a one-time, non-cash charge against loss available to common stockholders of $9,000,000. This charge related to the discounted conversion price for the shares of Common Stock issuable on conversion of the Preferred Stock. The amount of the charge was computed as the difference

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements


between the $5.00 conversion price (as defined) and the per share market price of the Common Stock on the date of the first closing ($6.50) times the number of shares issuable.

As of December 26, 1997, all of the shares of the 1996 Series A, B-1, and B-2 Preferred Stock had been converted into shares of Common Stock. Upon conversion of the Series B-1 Preferred Stock, holders were entitled to and were issued 3,750,000 warrants to acquire shares of Common Stock at $6.47 per share.

C. 1996 SENIOR PREFERRED STOCK

During 1996 the Company completed a private placement of 6,000 shares, $1 par, of 1996 Senior Preferred Stock in consideration for $4,900,000 and the conversion of a $1,100,000 note payable. Investors also received warrants to purchase 11,070,480 shares of common stock at an exercise price of $.55 per share. Additionally 2,283,278 warrants, to acquire shares of Common Stock at $
 .63 per share, were issued to an investment banker as a placement fee. The Company redeemed the 1996 Senior Preferred Stock during May 1996. All but 327,499 of the related warrants had been exercised as of December 26, 1997.

D. 1995 PLACEMENTS

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

E. 1994 CONVERTIBLE PREFERRED STOCK

In connection with the acquisition of certain assets from Hearing Health Services, Inc. (HHS), the Company issued to HHS 2,500 shares of the Company's 1994 Convertible Preferred Stock, par value $1.00 per share. The 1994 Convertible Preferred Stock had 1,000 votes per share (2,500,000 votes total) and voting rights and powers equal to the voting rights and powers of the Common Stock. Each share was convertible at any time at the option of the holder. All of these shares were converted to Common Stock on March 9, 1996. HHS also received warrants to purchase 2,500,000 shares of Common Stock at a price of $.25 per share. These warrants were exercised on January 29, 1996, in a cashless exercise resulting in the issuance to HHS of 2,250,000 shares of Common Stock. The Company received 250,000 shares for the cashless exercise, which was recorded as treasury stock. On December 30, 1994, the Company and three limited partnerships affiliated with HHS entered into a stock purchase agreement pursuant to which the Investors purchased 2,500 shares of 1994 Convertible Preferred Stock, par value $1.00 per share at a total cash purchase price of $500,000 ($200 per share), paid on January 4, 1995. These shares had the same rights, privileges, and conversion features as the shares of 1994 Convertible Preferred Stock issued to HHS. On March 8, 1996, the Investors converted all their 1994 Convertible Preferred stock into 2,500,000 shares of Common Stock.

F. SERIES C PREFERRED STOCK

The Series C Preferred Stock provided for cumulative dividends at the rate of $5.60 per share per annum, payable quarterly, commencing June 30 1992, and was junior to the Senior Series Preferred Stock discussed below and the 1994 Convertible Preferred stock discussed above; it was senior to the Common Stock in the event of the liquidation, dissolution or winding up of the Company. The Series C Preferred Stock had 104 votes per share (1,040,000 votes total) and, except as otherwise required by Delaware law, voted with the holders of shares of Common Stock as one class. The Series C Preferred Stock was redeemable at the sole option of the Company at a redemption price of $70 per share. During January, 1996, all of the outstanding shares of the Series C Preferred Stock

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements


were converted into 1,040,000 shares of Common Stock, and the cumulative dividends of $214,666 were converted into a promissory note, which the Company paid in August, 1996.

G. SENIOR PREFERRED STOCK, SERIES A, B, C, D, G AND E

These shares of Senior Preferred Stock had 100 votes per share and, unless otherwise required by Delaware law, voted with the holders of other shares of Common Stock as one class. The shares were senior to the Common Stock and the Series C Preferred Stock and were pari passu with the 1994 Convertible Preferred Stock and the 1996 Senior Preferred Stock (discussed above). Upon the listing of the Company's Common Stock on the American Stock Exchange on March 15, 1996, all of the Senior Preferred Stock Series A, B, D, G, and E were automatically converted to common stock.

H. WARRANTS

In total, 14,921,734 warrants were exercised and 270,000 warrants were redeemed in 1997, resulting in the issuance of 11,460,233 shares of the Company's Common Stock and receipt by the Company of cash proceeds of $1,898,152.

The aggregate number of common shares reserved for issuance upon the exercise of warrants is 7,853,624 as of December 26, 1997. The expiration date and exercise prices of the outstanding warrants are as follows:



                             OUTSTANDING        EXPIRATION    EXERCISE
                              WARRANTS            DATE         PRICE

                               3,750,000          2001          $6.47
                               1,089,000          1998            .01
                                 850,000          2002           5.00
                                 750,000          2001           2.00
                                 622,125          2003           1.25
                                 300,000          2001            .63
                                 276,760          2001            .55
                                 215,739         Various       .63 - 4.00


6. STOCK  PLANS

The Company has the following stock plans:

A. EMPLOYEE STOCK OPTION PLANS

In 1987, the Company established the 1987 Stock Options Plan. It is administered by the Company's Board of Directors. A maximum of 2,500,000 shares of Common Stock were authorized for issuance under this plan. All employees of the Company, other than the principal stockholder, are eligible to receive options under this plan at the sole discretion of the Board of Directors. Both incentive and non-incentive stock options may be granted. This plan expired June 2, 1997. The expiration of the plan did not effect the outstanding options which shall remain in full force as if the plan had not expired.

In 1995, the Company established the 1995 Flexible Stock Plan. It is also administered by the Company's Board of Directors. An original maximum of 2,500,000 shares of the Company's Common Stock may be issued under this plan. The plan authorizes an annual increase in

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

authorized shares equal to 10% of the number of shares authorized as of the prior year. All employees of the Company are eligible to receive stock options under this plan at the sole discretion of the Board of Directors. Incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards may be awarded under this plan.

As of December 26, 1997, 257 employees of the Company held options under the Stock Option Plans permitting them to purchase 4,661,879 shares of Common Stock at prices ranging from $.20 to 2.875 per share. Options are exercisable for a period of nine years commencing one year following the date of grant and are exercisable in cumulative annual installments of 25 percent per year.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

The following table summarizes the transactions of the Company's employee stock option plans:

                                                                              Year Ended
                                         ---------------------------------------------------------------------------------------
                                             December 26, 1997             December 27, 1996             December 29, 1995
                                         -------------------------   -----------------------------  ----------------------------
                                                          Weighted                       Weighted                    Weighted
                                                           Average                        Average                    Average
                                                           Exercise                       Exercise                   Exercise
                                            Shares          Price       Shares             Price      Shares           Price
                                         -----------      ---------    ----------       ----------  -----------     -----------
Outstanding at beginning of year          4,281,150         $1.50       3,252,950         $0.72       2,390,500         $0.41
Granted                                     981,629         $2.05       1,746,800         $2.81       1,391,600         $1.12
Exercised                                   205,250         $0.47         423,400         $0.50         278,650         $0.32
Forfeited                                   395,650         $2.33         295,200         $0.52         250,500         $0.40
                                         ----------        ------      ----------       -------      ----------      --------
Outstanding at end of year                4,661,879         $1.58       4,281,150         $1.50       3,252,950         $0.72
                                         ==========        ======      ==========       =======      ==========      ========

Exercisable at end of year                1,953,213                     1,200,900                       572,211
                                         ==========                    ==========                    ==========

Weighted average fair market value
  of options granted during year         $     0.76                    $     1.49                     $    0.00
                                         ==========                    ==========                    ==========

The following table summarizes information about fixed employee stock options outstanding at December 26, 1997:

                                                              Weighted
                                                               Average          Weighted           Options       Weighted
                                                              Remaining         Average          Exercisable      Average
                                          Options            Contractual        Exercise         at December     Exercise
        Range of Exercise Price         Outstanding              Life            Price            26, 1997         Price
       -------------------------       ------------         --------------    -----------       -------------   -----------
                $.20                      551,900                6.5            $0.20               413,925        $0.20
             $.34 - $.54                  545,450                6.2            $0.51               493,313        $0.52
            $.625 - $.875                 361,800                7.3            $0.84               206,375        $0.83
            $1.21 - $ 1.49              1,211,500                8.1            $1.25               519,300        $1.22
               $ 1.875                    502,229                9.5            $1.88                     -            -
           $2.6875 - $2.875             1,489,000                8.6            $2.85               320,300        $2.88
                                       ----------                                                ----------
                                        4,661,879                                                 1,953,213
                                       ==========                                                ==========

The stock options are exercisable in the following years:


                         1998                 3,022,033
                         1999                   878,082
                         2000                   548,282
                         2001                   213,482
                                              ---------
                                              4,661,879
                                              =========


SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. During the initial phase-in period of SFAS 123, the effects on pro-forma results are not likely to be representative of the effects on pro forma results in the future years since the options vest over several years and additional awards could be made each year. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively, expected volatility of 35%; risk-free interest rates from 5.89% to 6.76% and expected lives of 10 years.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements


Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below:

                                                           1997                     1996                    1995

Net Loss applicable to Common Stockholders
     As reported                                      $(11,196,124)             $(17,895,486)            $(2,213,453)
     Pro forma                                        $(12,181,611)             $(18,047,159)            $(2,213,453)

Loss per share - basic and diluted
   As reported                                        $      (0.12)             $      (0.25)            $     (0.05)
   Pro forma                                          $      (0.14)             $      (0.25)            $     (0.05)

B. NON-EMPLOYEE DIRECTOR PLAN

In April 1993, the stockholders of the Company approved the adoption of the HEARx Ltd. Non-qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors and promote long-term stockholder value by granting stock options. Grants cannot exceed 500,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003. Under the plan, non-employee directors are granted 15,000 options each year. The option price is the fair market value of the Company's shares at the date of grant.

As of December 26, 1997, three directors hold options as follows: 45,000 shares at $ .34, 90,000 shares at $ .6875, 45,000 at $. 78125, 45,000 shares at $1.25,
45,000 shares at $1.875, and 45,000 shares at $5.875.

C. STOCK BONUS PLAN

The Board of Directors adopted a Stock Bonus Plan ("Bonus Plan"). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 500,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company's strategic objectives. At present there are nine senior management personnel eligible to participate. No shares were issued in 1997 or 1996. There were 115,138 shares of Common Stock issued during 1995.

D. OTHER

In 1995, the Company granted options, which expire ten years from the date of grant, to consultants to purchase 700,000 shares of Common Stock at $1.00 per share. The options vested during the year subsequent to the grant. Options to purchase 25,000 shares and 200,000 shares were exercised in 1997 and 1996, respectively.

On July 1, 1994, the Company granted an option to the same consultant to purchase 600,000 share of Common Stock at $.25 a share. These options were fully vested as of October 1, 1995. The consultant exercised all of the options as of December 27, 1996, including 50,000 shares and 400,000 shares in 1996 and 1995 respectively.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements


Also in 1995, the Company granted options to another consultant, in exchange for consulting services, to purchase 144,000 shares of Common Stock at $1.00 per share. Options were granted to this same consultant in 1997, also for consulting services, to purchase additional 25,000 shares at $1.00 per share and 48,000 shares at $2.00 per share. These options have a three-year vesting period.

7. MAJOR CUSTOMER AND CHANGES IN CONTRACTS

During 1997 and 1996, the Company had sales totaling approximately $2.7 million and $2.9 million or 11.1 % and 15.7%, respectively, of net sales to a single customer.

Effective May 31, 1996 Humana Health Care Plans of Florida ("Humana") declined to renew its contract with the Company to provide coverage to Humana Medicare members on the east coast of Florida (the contract to service Humana Medicare members living on the west cost of Florida was unaffected). Total revenues from Humana east coast of Florida members were approximately $2 million in 1995, or 18% of the Company's total revenues. Although there can be no assurance that other contracts will not be the subject of non-renewal or early termination, the Company is aware of no other potential non-renewals or terminations at this time.

8. RELATED PARTY TRANSACTIONS

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus $63,000 of accrued interest were converted into a three-year note payable bearing interest at prime plus 3%. In January, 1996, cumulative dividends of $214,666 associated with the conversion of Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer held a note payable of the Company in the amount of $1,675,000 which was subordinated to all other indebtedness of the Company. The interest rate was prime plus 3%. During August, 1996, each of the three notes payable to the principal stockholder/officer was paid in full. At December 26, 1997 and December 27, 1996 the Company had no other amounts due to the principal stockholder/officer. Interest expense on notes and advances payable to the principal stockholder/officer was $144,773 and $198,181 for 1996 and 1995 respectively.

9. INCOME TAXES

The Company and its subsidiaries file a consolidated income tax return. It has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes.

Deferred tax assets are comprised of the following:

                                                  December
                                           1997                1996
                                      ------------        ------------

Depreciation                          $    102,000        $     15,000
Allowance for doubtful accounts             93,000             297,000
Net operating loss carryforward         16,260,000          12,521,000
                                      ------------        ------------
                                        16,455,000          12,833,000
Less valuation allowance               (16,455,000)        (12,833,000)
                                      ============        ============

Net deferred tax asset                $          -        $          -
                                      ============        ============

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

At December 26, 1997 the Company had net operating loss carryforwards of approximately $43,213,000 for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Any future significant changes in ownership of the Company or its subsidiaries may limit the annual utilization of the tax net operating loss carryforwards.

10. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

There were no significant fourth quarter adjustments for fiscal 1997 and 1996. Significant fourth quarter adjustments for 1995 included an increase in the allowance for doubtful accounts of $178,101 and the recording of additional public relations expense of $284,201.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB has issued SFAS 107 which requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows. SFAS 107 excludes certain financial instruments from its disclosure requirements, such as leases. In addition, disclosure of fair value estimates are not required for nonfinancial assets and liabilities, such as fixed assets, intangibles and anticipated future business. As a result, the following fair values are not comprehensive and therefore do not reflect the underlying value of the Company.

The following methods and assumptions were used in estimating fair value disclosure for financial instruments:

Cash and Cash Equivalents - the carrying amounts reported in the consolidated balance sheets approximate those assets' fair value.

Marketable Securities - the carrying amounts reported in the consolidated balance sheets approximate those assets' fair value.

Accounts Receivable - the carrying amounts reported in the consolidated balance sheets approximate those assets' fair value.

Accounts Payable, Accrued Expenses and Long Term Debt - the carrying amounts reported in the consolidated balance sheets approximate those liabilities' fair value.


12. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB recently issued SFAS 128, Earnings Per Share. As required, the Company has adopted this standard during the current fiscal year. The adoption of this standard did not have a material impact on the Company's reported loss per share.

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

                           HEARx Ltd. and Subsidiaries
                   Notes to Consolidated Financial Statements

Additionally in June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way public enterprises are to report operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports. SFAS 131 is effective for periods beginning after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

                                   HEARX LTD.
                               VALUATION ACCOUNTS
                                   SCHEDULE II


                                       Balance at                                          Balance at
                                       Beginning                                             End
                                       Of Period       Additions       Deductions          Of Period
December 26, 1997
  Allowance for doubtful accounts       $789,322       $243,178       $ (786,129) (2)      $ 246,371

December 27, 1996
  Allowance for doubtful accounts       $341,234       $492,774       $  (44,686) (2)      $ 789,322

December 29, 1995
  Allowance for doubtful accounts       $154,330      $ 436,971(1)    $ (250,067) (2)      $ 341,234

(1) Charged to costs and expense $198,298, transfer from long term notes receivable allowance $238,673.

(2) Write-offs to reserve

Item 9.     Changes in and Disagreement with Accountants on
            Accounting and Financial Disclosure

            None.

                                    PART III

Item 10.    Directors and Executive Officers

          The information required by this Item for directors is set forth in the Company's 1998 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

          The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company."

Item 11.    Executive Compensation

          The information required by this Item is set forth in the Company's 1998 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is set forth in the Company's 1998 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 13.    Certain Relationships and Related Transactions

          The information required by this item is set forth in the Company's 1998 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a)   (1) The following financial statements are filed as part of this report:

       (i) Consolidated Balance Sheets as of December 26, 1997 and December 27, 1996.

       (ii) Consolidated Statements of Operations for the years ended December 26, 1997, December 27, 1996 and December 29, 1995.

       (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 26, 1997, December 27, 1996 and December 29, 1995.

       (iv) Consolidated Statements of Cash Flows for the years ended December 26, 1997, December 27, 1996 and December 29, 1995.

       (v)    Notes to the Consolidated Financial Statements

      (2) The following financial statement schedules are filed as part of this report and are contained on page 41.

                      Schedule II         Valuation Accounts
                      -----------         ------------------

            (3) Exhibits:

                    3.1(1)    Restated Certificate of Incorporation of HEARx
                              Ltd., including certain certificates of
                              designations, preference and rights of certain preferred stock of the Company. [3]

                    3.2(2)    Amendment to Restated Certificate of
                              Incorporation. [3.1A]

                    3.3(3) Certificate of Designations, Preference and Rights of the Company's 1997 Convertible Preferred Stock.
                              [3]

                    3.4(4)    By-Laws of HEARx, Ltd. [3.2]

                    4.1(1) Securities Purchase Agreement, dated May 3, 1996, among the Company and each of the purchasers set forth on the signatures pages thereto, including
                              Exhibit thereto (form of warrant). [4.1]

                    4.2(1) Registration Rights Agreement, dated May 3, 1996, among the Company and each of the purchasers set forth on the signature pages thereto. [4.2]

                    4.3(1) Securities Subscription Agreement, dated as of the closing thereunder of May 10, 1996, among the Company and the purchasers set forth on the signature pages thereto. [4.3]

                    4.4(1) Registration Rights Agreement, dated May 10, 1996, among the Company and the purchasers set forth on the signature pages thereto. [4.4]

                    4.5(3) Securities Purchase Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

                    4.6(3) Registration Rights Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.2]

                    4.7(3) Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share). [4.3]

                    4.8(4) Specimen of Certificate representing Common Stock. [4.1]

                    10.1(4) Form of Consulting Agreement, dated January 1, 1987, as of June 1, 1986, by and between HEARx Ltd. and each of the members of the Company's Scientific Advisory Board. [10.1]

                    10.2(4)   HEARx Ltd. 1987 Stock Option Plan. [10.11]#

                    10.3(5) (a) HEARx Ltd. Stock Option Plan for Non-Employee Directors and (b) Form of Option Agreement. [10.35] [10.48]#

                    10.4(6) Consolidated and Amended Loan Agreement by and among the Company, Siemens Hearing Instruments, Inc., and Rexton, Inc., dated effective January 1, 1995. [10.17]

                    10.5(6) Agreement between the Company and Oxford Health Plans dated effective January 1, 1996, as amended by letter agreements dated February 21, 1996, and February 29, 1996. [10.24]

                    10.6(6) Stock Purchase Agreement and Registration Rights Agreement, each dated January 26, 1996, by and among the Company, Invemed Associates, Inc., and certain Investors therein named. [10.25]

                    10.7(6) Amended and Restated Promissory Note in favor of Paul A. Brown, M.D., in the amount of $1,675,000 dated January 26, 1996. [10.26]

                    10.8(6) Promissory Note in favor of Paul A. Brown, M.D., in the amount of $214,666 dated January 29, 1996. [10.27]

                    10.9(7)   1995 Flexible Employee Stock Plan. [4]#

                    23        Consent of Independent Certified Public
                              Accountants.

                    27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).


(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed May 17, 1996,as the exhibit number indicated in brackets, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indicated in brackets, and incorporated by reference herein.

(5) Filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18, as the exhibit number indicated in brackets, and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Form 10-K for the year ended December 27, 1995, as the exhibit number indicated in brackets, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's 1995 Proxy Statement, as the exhibit number indicated in brackets, and incorporated by reference herein.

#         Denotes plan or arrangement for Company Officer or Director.

(b)       Reports on Form 8-K: None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    HEARx Ltd.
                                                    (Registrant)

           Date: March 16, 1998                      By: s/Paul A. Brown, M.D.
                                                         ---------------------
                                                         Paul A. Brown, M.D.
                                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                   Title                                   Date
---------                                                   -----                                   ----

s/Paul A. Brown, M.D.                                       Chairman of the Board                March 16, 1998
---------------------                                       Chief Executive Officer
Paul A. Brown, M.D.                                         And Director


s/Stephen J. Hansbrough                                     President, Chief                     March 16, 1998
-------------------------                                   Operating Officer and
Stephen J. Hansbrough                                       Director


s/James W. Peklenk                                          Vice President - Finance             March 16, 1998
-------------------------                                   and Chief Financial Officer
James W. Peklenk

s/David J. McLachlan                                        Director                             March 16, 1998
-------------------------
David J. McLachlan

s/Thomas W. Archibald                                       Director                             March 16, 1998
-------------------------
Thomas W. Archibald

s/Joseph L. Gitterman III                                   Director                             March 16, 1998
-------------------------
Joseph L. Gitterman III
