Form 10-Q
period 1998-03-27
HEARX LTD
filed 1998-05-11
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)





                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           X     SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED             MARCH 27, 1998

                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER  0-16453
                                                -------

                                   HEARX LTD
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

              DELAWARE                                                       22-2748248
         (STATE OF OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                                    IDENTIFICATION NO.)

        1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                             33407
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER,  INCLUDING AREA CODE           (561) 478-8770


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


ON MAY 1, 1998, 100,770,250 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements:

           Consolidated Balance  Sheets
                 March 27, 1998 and December 26, 1997                                          3

           Consolidated Statements of Operations
                 Three months ended March 27, 1998 and March 28, 1997                          4

           Consolidated Statements of Cash Flows
                 Three months ended March 27, 1998 and March 28,1997                           5

           Notes to Consolidated Financial Statements                                          6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     7-9

PART II.         OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                     10

         Item 6. Exhibits and Reports on Form 8-K                                              11

                 Signatures                                                                    12

                          HEARX LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          March 27,         December 26,
                                                                            1998                1997
                                                                        ------------        ------------
                                                                         (unaudited)          (audited)

 CURRENT ASSETS:
  Cash and cash equivalents                                             $  1,508,204        $  3,644,838
  Investment securities                                                    9,480,953          10,281,913
  Accounts and notes receivable, less allowance for
    doubtful accounts of $ 241,546  and $246,371                           3,805,844           3,256,716
  Inventories                                                                526,945             523,356
  Prepaid expenses                                                           222,634             312,866
  Other                                                                      501,820             143,371
                                                                        ------------        ------------

      Total current assets                                                16,046,400          18,163,060

 PROPERTY AND EQUIPMENT - NET                                              8,924,023           9,014,190

 OTHER                                                                     1,194,346           1,182,297
                                                                        ------------        ------------
                                                                        $ 26,164,769        $ 28,359,547
                                                                        ============        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $  3,133,887        $  3,062,062
   Accrued salaries and other compensation                                   579,103             914,156
   Current maturities of long term debt                                    1,010,334           1,050,695
                                                                        ------------        ------------

       Total current liabilities                                           4,723,324           5,026,913
                                                                        ------------        ------------

 LONG TERM DEBT, LESS CURRENT MATURITIES                                     174,897             177,897
                                                                        ------------        ------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
  Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 7,235,103 and
   $7,447,163) $1  par; 2,000,000 shares authorized;
   issued and outstanding:
         1997 Convertible - 6,815 shares                                       6,815               7,115
                                                                        ------------        ------------

            Total preferred stock                                              6,815               7,115

   Common stock; $.10 par; 130,000,000 shares authorized;
    100,764,250 and 99,211,436 shares issued
    and outstanding                                                       10,076,425           9,921,144
   Additional paid-in capital                                             70,639,345          70,646,172
   Accumulated deficit                                                   (59,371,249)        (57,326,412)
   Unrealized gain on marketable securities                                   19,196              20,156
   Unamortized deferred compensation                                        (103,984)           (113,438)
                                                                        ------------        ------------

          Total stockholders' equity                                      21,266,548          23,154,737
                                                                        ------------        ------------
                                                                        $ 26,164,769        $ 28,359,547
                                                                        ============        ============




See accompanying notes to the consolidated financial statements

                          HEARX LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 27, 1998 AND MARCH 28, 1997



                                                          1998                 1997
                                                     -------------        -------------
                                                      (Unaudited)          (Unaudited)

 NET SALES                                           $   7,094,329        $   5,748,257
                                                     -------------        -------------
 COSTS AND EXPENSES:
   Cost of products sold                                 2,080,047            1,811,763
   Center operating expenses                             4,664,455            4,002,188
   General and administrative expenses                   1,716,068            1,421,079
   Depreciation and amortization                           555,055              404,710
   Interest expense                                         19,506                    -
                                                     -------------        -------------
       Total expenses                                    9,035,131            7,639,740
                                                     -------------        -------------

 LOSS BEFORE DIVIDENDS ON PREFERRED STOCK               (1,940,802)          (1,891,483)

 DIVIDENDS ON PREFERRED STOCK                              104,035               55,186
                                                     -------------        -------------

 NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $  (2,044,837)       $  (1,946,669)
                                                     =============        =============

 NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $       (0.02)       $       (0.02)
                                                     =============        =============

 WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                            100,353,997           82,964,258
                                                     =============        =============




See accompanying notes to the consolidated financial statements

                          HEARX LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASHFLOWS
              THREE MONTHS ENDED MARCH 27, 1998 AND MARCH 28, 1997




                                                               1998               1997
                                                            -----------        -----------
                                                            (Unaudited)        (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(2,044,837)       $(1,946,669)
 Adjustments to reconcile net loss to net cash
 Used by operating activities:
      Depreciation and amortization                             555,055            377,214
      Provision for doubtful accounts                              (750)            30,000
      Loss on disposition of property                            13,382               -

 (Increase) decrease in:
      Accounts and notes receivable                            (549,135)          (492,187)
      Inventories                                                (3,590)              (850)
      Prepaid expenses                                           90,232             55,482
      Other current assets and deferred charges                (387,183)            (7,963)
      Accounts payable and accrued expenses                    (263,223)           355,208
                                                            -----------        -----------
 Net cash used in operating activities                       (2,589,579)        (1,629,765)
                                                            -----------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                       (451,706)        (1,127,966)
      Purchase/sale on investments                              800,918            995,688
                                                            -----------        -----------
 Net cash provided (used) by investing activities           $   349,212        $  (132,278)
                                                            -----------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of:
      Long-term debt                                              -                 73,471
  Principle payments:
      Short-term borrowings                                       -                 (8,004)
      Long-term debt                                            (43,360)           (46,445)
      Forgiveness of long-term debt                               -                (80,591)
 Proceeds from the issuance of capital stock, net of
       offering costs                                           147,093          9,909,177
                                                            -----------        -----------
 Net cash provided by financing activities                      103,733          9,847,608
                                                            -----------        -----------
 Net increase (decrease) in cash and cash equivalents        (2,136,634)         8,085,565
 Cash and cash equivalents at beginning of period             3,644,838          1,811,437
                                                            -----------        -----------
 Cash and cash equivalents at end of period                 $ 1,508,204        $ 9,897,002
                                                            ===========        ===========



See accompanying notes to the consolidated financial statements

                          HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




      The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.

      1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassifications

      Certain amounts in the 1997 consolidated financial statements have been reclassified in order to conform to the 1998 presentation.

      2.   STOCKHOLDERS' EQUITY

      Conversion of Series B-1 and B-2 Preferred Stock into shares of Common
      Stock

      During the quarter ended March 27, 1998, 300 shares of the 1997 Convertible Preferred Stock were converted into 218,341 shares of Common Stock.

      Common Stock

      During the quarter ended March 27, 1998, warrants were exercised resulting in the issuance of 1,316,848 shares of Common Stock and employee stock options were exercised resulting in the issuance of 47,625 shares of Common Stock.

      3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

      HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. During the first quarter of 1998, the Company slowed its center expansion to just two centers (one in the Southeast, Florida market and the other in the Northeast US market). At this point in time, the Company believes the existing center network is adequate to service all current contracts. Future expansion will be controlled and deliberate. At the end of the first quarter of 1998, HEARx operated 75 centers. Those include 34 centers in Florida, 16 in New York, 15 in New Jersey, 4 in Connecticut, 5 in Pennsylvania and one center in Virginia.

      In the first quarter of 1998, HEARx continued to expand its healthcare provider business. New or expanded contracts have been signed covering patients in geographic areas where HEARx centers are located. On February 17,1998, HEARx announced the signing of its first nationwide contract to provide hearing care services with CIGNA Healthcare. On April 20, 1998, HEARx announced the signing of three more contracts covering Medicare, Medicaid, and commercial patients in the Company's Florida and Northeast US markets. These new contracts bring the Company's number of covered Medicaid patients to 130,000. Medicaid is an under-serviced segment of the hearing care market which HEARx expects to grow, especially as more states channel Medicaid beneficiaries into managed care. In total, the Company has more than 160 contracts now in place with over 60 health insurance providers.

      Management has recognized that a number of managed care organizations have been experiencing significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. Many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative and information systems instead of expanding their plan memberships. In an effort to supplement its existing and growing base of sales to and through the healthcare provider contracts which continue to account for the majority of the Company's sales, the Company has, since late 1997, developed and refined its marketing programs oriented toward the non-insured "self pay" patient.

      With the Company's center network in place and completion of all information and accounting systems expected by the end of the second quarter, the Company has shifted its emphasis from opening new centers to increasing referrals to our existing centers through additional contracts (primarily in the Northeast) and increasing "self-pay" business. Management believes that this shift, coupled with an intent to slow the rate of increase in center operating and general and administrative expenses, will further our goal of achieving profitability.

      Net Sales for the first quarter were $7,094,329, which are the highest quarterly net sales in the Company's history and 23.4% above those of the comparable quarter of 1997. There can be no assurance that these sales increases will continue throughout 1998.

      HEARx realized operating profit for the first quarter of 1998 from company-owned centers of $349,827 (before corporate expenses of general and administration, depreciation, interest and preferred dividends).
      This compares to an operating loss from company-owned centers of $342,279 in the fourth quarter of 1997 and a loss of $65,694 in the comparable first quarter of 1997.

      There can be no assurance that all of the Company's provider contracts will either start up on a timely basis or produce the revenues anticipated. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

      The Company believes that the loss of any single managed care or insurance contract would not have a material adverse effect on its financial condition or results of operations. Each of the existing managed care and insurance contracts are achieving expected gross profit margins and contributing positively to the Company's results of operations.

      The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written
      using two digits rather than four to define the applicable year.   Any of
      the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system malfunction or miscalculation. Management believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company plans to send confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible.

      RESULTS OF OPERATIONS

      For the three months ended March 27, 1998 Compared to March 28, 1997

      Net sales increased $1,346,072, or 23.4%, to $7,094,329 in the first quarter of 1998 from $5,748,257 in the same period of 1997. The increase in net sales primarily resulted from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major managed care companies.

      Cost of products sold increased $268,284, or 14.8%, to $2,080,047 in the first quarter of 1998 from $1,811,763 in the same period of 1997. The increase is attributable to the 23.4% increase in net sales from new and existing centers. Cost of products sold, as a percentage of net sales, was significantly lower in 1998 due to improved pricing from the Company's hearing aid suppliers and a change in the Company's product mix.

      Center operating expenses increased $662,267, or 16.5%, to $4,664,455 in the first quarter of 1998 from $4,002,188 in the same period of 1997. This increase is partially due to an increase in advertising expense of $190,950, a 27.2% increase over the comparable period of 1997. The 1998 level of advertising expenditures is expected to be adjusted quarterly depending on results. The remaining increase of $471,317, or 11.8%, is attributable to the 9.2% increase in the average number of centers operating in the first quarter of 1998 (74.6) compared to the first quarter of 1997 (68.3).

      General and administrative expenses increased $294,989, or 20.8%, to $1,716,068 in the first quarter of 1998 from $1,421,079 in the same period of 1997. The increase is primarily attributable to the expansion of staff and functions in the marketing and insurance claims processing departments as well as an increase in outside consulting fees in the areas of public relations, quality assurance and center office management, each of which was implemented or increased in order to accomplish the Company's objectives for 1998. At this point in time, the Company believes its current level of general and administrative expenses is adequate to support its existing and anticipated operations, including all current and anticipated insurance and managed care contracts for its Northeast US and Florida markets.

      Depreciation and amortization expense increased $150,345, or 37.1%, to $555,055 in the first quarter of 1998 from $404,710 in the same period of 1997. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the new centers opened in the 1997 fiscal year and the first quarter of 1998. The increase was only $27,289, or 6%, over the fourth quarter of 1997.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $1,813,071 to $11,323,076 as of March 27, 1998 from $13,136,147 as of December 26, 1997. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 1998 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise.

      Net cash used by operating activities increased from $1,629,765 in the first quarter of 1997, to $2,589,579 in the first quarter of 1998. The increase in cash used by operating activities was primarily the result of operating losses resulting from the Company's decision to expand its operations to accommodate the new contract signings and the accompanying expansion into the Northeast U.S. market in advance of patient usage. Also contributing to the increase was an increase in other current assets and deferred charges of $387,183 and a decrease in accounts payable and accrued expenses of $263,223.

      Net cash provided by investing activities increased from cash being used by investing activities of $132,278, in the first quarter of 1997, to cash being provided by investing activities of $349,212 in 1998. This increase resulted from a $676,260 reduction of cash ($1,127,966 in 1997 to $451,706 in 1998) used in the construction of leasehold improvements and related purchase of property and equipment for new, relocated or remodeled centers. In addition, funds from the sale of investments decreased to $800,918 in the first quarter of 1998 from $995,688 in the same period of 1997, slightly offsetting the aforementioned reduction.

      Cash from financing activities decreased from $9,847,608 in the first quarter of 1997, to $103,733 in the first quarter of 1998. This decrease was primarily the result of funds in the amount of $9,909,177, from a preferred stock offering being included in the first quarter of 1997.







      Certain of the statements made in this discussion and analysis contain forward-looking information. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include the ability of the Company to capitalize on its newer contracts as well as those risks described in the Company's filings with the Securities and Exchange Commission, including the Form 10K for the fiscal year ended December 26, 1997 and the Form S-3 resale registration statement dated June 25, 1997.

   PART II - OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 27, 1998, 300 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $13,889 were converted into 218,341 shares of the Company's Common Stock. The 1997 Convertible Preferred Stock was issued to certain "accredited investors" pursuant to Rule 506 of Regulation D, and the shares issued upon conversion thereof were also issued pursuant to Rule 506 of Regulation D.

      During the quarter ended March 27, 1998, warrants to purchase shares of the Company's Common Stock were exercised as follows:

                 1. 1,089,000 warrants were exercised at $.01 per share resulting in the issuance of 1,082,231 shares of the Company's Common Stock. These warrants were issued in conjunction with the issuance of the Company's Common Stock to the 3M Company in 1991 pursuant to Rule 506 of Regulation D, and the shares issued upon exercise of the warrants were also issued pursuant to Rule 506 of Regulation D. The warrants were exercised pursuant to the terms of cashless exercise provisions contained in the warrants, resulting in a reduction in the number of shares of Common Stock issued upon exercise of the warrants.

                 2. 50,000 warrants were exercised at $1.25 per share resulting in the issuance of 50,000 shares of the Company's Common Stock. These warrants were initially issued in 1993 to certain "accredited investors" pursuant to Rule 506 of Regulation D, and the shares issued upon the exercise of the warrants were also issued pursuant to Rule 506 of Regulation D.

                 3. 184,508 warrants were exercised at $.55 per share resulting in the issuance of 156,514 shares of the Company's Common Stock. The warrants were exercised pursuant to the terms of cashless exercise provisions contained in the warrants, resulting in a reduction in the number of shares of Common Stock issued upon exercise of the warrants. These warrants were issued to certain "accredited investors" in connection with the sale of the Company's 1997 Convertible Preferred Stock. The warrants were issued pursuant to Rule 506 of Regulation D, and the shares issued upon exercise of the warrants were also issued pursuant to Rule 506 of Regulation D.

                 4. 50,739 warrants were exercise at $.63 per share resulting in the issuance of 33,103 shares of the Company's Common Stock. The warrants were exercised pursuant to the terms of cashless exercise provisions contained in the warrants, resulting in a reduction in the number of shares of Common Stock issued upon exercise of the warrants. These warrants were issued to certain "accredited investors" in connection with the sale of the Company's 1997 Convertible Preferred Stock. The warrants were issued pursuant to Rule 506 of Regulation D, and the shares issued upon exercise of the warrants were also issued pursuant to Rule 506 of Regulation D.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         3.1(1) Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. [3]

         3.2(2)                   Amendment to Restated Certificate of
                                  Incorporation. [3.1A]

         3.3(3) Certificate of Designations, Preferences and Rights of the Company's 1997 Convertible Preferred Stock. [3]

         3.4(4)                   By-Laws of HEARx Ltd. [3.2]

         27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

         =======================================================================


         1 Filed as an exhibit to the Company's Current Report on Form 8-K, filed May 17, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

         2 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

         3 Filed as an exhibit to the Company's Current Report on Form 8-K, filed March 26, 1997, as the exhibit number indicated in brackets, and incorporated herein by reference.

         4 Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indicated in brackets, and incorporated herein by reference.

         (b) Reports on Form 8-K:

             None

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HEARx Ltd.
                                        (Registrant)

             Date:  May 11, 1998                  By:     /s/Stephen J. Hansbrough
                                                          ------------------------
                                                          Stephen J. Hansbrough
                                                          President and
                                                          Chief Operating Officer

             Date:  May 11, 1998                  By:     /s/James W. Peklenk
                                                          -------------------
                                                          James W. Peklenk
                                                          Vice President and
                                                          Chief Financial Officer