Form 10-Q
period 1998-06-26
HEARX LTD
filed 1998-08-10
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)




                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          [X]    SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED     JUNE   26, 1998
                                         ------------------------

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          [ ]    SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM________________TO__________________


                        COMMISSION FILE NUMBER  0-16453
                                                -------

                                   HEARx LTD
    ----------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

        DELAWARE                                                                           22-2748248
    ----------------------------------------------------------------------------------------------------
    (STATE OF OTHER JURISDICTION OF                                                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                                                      IDENTIFICATION NO.)

    1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                                           33407
    ----------------------------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                 (ZIP CODE)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (561) 478-8770
                                                              ----------------

  ----------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT


                 INDICATE BY CHECK [X] WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS
YES  X     NO
   ------    -------

ON JUNE 26,1998, 100,855,550 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Balance Sheets                                                                       3
                 June 26, 1998 and December 26, 1997

         Statements of Operations                                                             4
                 Six months ended June 26, 1998 and June 27, 1997

         Statements of Operations                                                             5
                 Three months ended June 26, 1998 and June 27, 1997

         Statements of Cash Flows                                                             6
                 Six months ended June 26, 1998 and June 27,1997

           Notes to Financial Statements                                                      7

         Item 2. Management's Discussion and Analysis of Financial Condition                8 - 12
                 and Results of Operations

PART II.         OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                          13

         Item 5. Other Information                                                            13

         Item 6. Exhibits and reports on Form 8-K                                             14


                 Signatures                                                                   15

                                   HEARx LTD.
                                 BALANCE SHEETS


                                                                        June  26,         December 26,
                                                                          1998               1997
                                                                     --------------     ---------------
                                                                       (unaudited)         (audited)
                                    ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                          $    1,534,577     $    3,644,838
  Investment securities                                                   7,778,133         10,281,913
  Accounts and notes receivable, less allowance for
    doubtful accounts of $336,081 and $246,371                            3,861,860          3,256,716
  Inventories                                                               587,226            523,356
  Prepaid expenses                                                          340,362            312,866
  Other                                                                     673,332            143,371
                                                                     --------------     --------------

      Total current assets                                               14,775,490         18,163,060

 PROPERTY AND EQUIPMENT - NET                                             8,749,077          9,014,190

 OTHER                                                                    1,468,747          1,182,297
                                                                     --------------     --------------

                                                                     $   24,993,314     $   28,359,547
                                                                     ==============     ==============


                     LIABILITIES AND STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $    4,557,522     $    3,062,062
   Accrued salaries and other compensation                                  274,667            914,156
   Current maturities of long term debt                                     992,728          1,050,695
                                                                     --------------     --------------

       Total current liabilities                                          5,824,917          5,026,913
                                                                     --------------     --------------

 LONG TERM DEBT, LESS CURRENT MATURITIES                                    171,897            177,897
                                                                     --------------     --------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
  Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 7,335,927 and $7,447,163)
   $1 par; 2,000,000 shares authorized; issued and
   outstanding:
         1997 Convertible - 6,815 shares                                      6,815              7,115
                                                                     --------------     --------------


            Total preferred stock                                             6,815              7,115

   Common stock; $.10 par; 130,000,000 shares authorized;
    100,885,550 and 99,211,436 shares issued
    and outstanding                                                      10,085,555          9,921,144
   Additional paid-in capital                                            70,671,417         70,646,172
   Accumulated deficit                                                  (61,689,132)       (57,326,412)
   Unrealized gain on marketable securities                                  16,376             20,156
   Unamortized deferred compensation                                       ( 94,531)          (113,438)
                                                                     ---------------    ---------------

          Total stockholders' equity                                     18,996,500         23,154,737
                                                                     --------------     --------------

                                                                     $   24,993,314     $   28,359,547
                                                                     ==============     ==============



See accompanying notes to the consolidated financial statements

                                   HEARx LTD.
                            STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JUNE 26, 1998 AND JUNE 27, 1997


                                                                  1998                      1997
                                                            ---------------           ----------------
                                                               (Unaudited)               (Unaudited)
NET REVENUE                                                 $    13,910,905           $     11,602,849
                                                            ---------------           ----------------
COSTS AND EXPENSES:
  Cost of products sold                                           3,993,738                  3,279,883
  Center operating expenses                                       9,534,405                  8,060,129
  General and administrative expenses                             3,383,739                  3,015,935
  Depreciation and amortization                                   1,122,374                    952,777
  Interest expense                                                   36,716                          -
                                                            ---------------           ----------------
      Total expenses                                             18,070,972                 15,308,724
                                                            ---------------           ----------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK                         (4,160,067)                (3,705,875)

DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends                                                        -                 (1,500,000)
  Dividends                                                        (202,653)                  (236,057)
                                                            ---------------           ----------------
      Total dividends                                              (202,653)                (1,736,057)
                                                            ---------------           ----------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                  $    (4,362,720)          $     (5,441,932)
                                                            ===============           ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $         (0.04)          $          (0.06)
                                                            ===============           ================

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                      100,579,400                 84,425,871
                                                            ===============           ================


See accompanying notes to the consolidated financial statements

                                   HEARx LTD.
                            STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JUNE 26, 1998 AND JUNE 27, 1997




                                                                   1998                       1997
                                                             ----------------        ------------------
                                                                (Unaudited)               (Unaudited)
 NET REVENUE                                                 $      6,816,576          $     5,854,592
                                                             ----------------          ----------------

 COSTS AND EXPENSES:
   Cost of products sold                                            1,913,691                 1,468,120
   Center operating expenses                                        4,869,950                 4,057,941
   General and administrative expenses                              1,667,671                 1,594,856
   Depreciation and amortization                                      567,319                   548,067
   Interest expense                                                    17,210                         -
                                                            -----------------          ----------------
       Total expenses                                               9,035,841                 7,668,984
                                                            -----------------          ----------------

 LOSS BEFORE DIVIDENDS ON PREFERRED STOCK                          (2,219,265)               (1,814,392)

 DIVIDENDS ON PREFERRED STOCK
   Deemed dividends                                                         -                (1,500,000)
   Dividends                                                          (98,618)                 (180,871)
                                                             ----------------          ----------------
       Total dividends                                                (98,618)               (1,680,871)
                                                             ----------------          ----------------

 NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                  $     (2,317,883)         $     (3,495,263)
                                                             ================          ================

 NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $          (0.02)         $          (0.04)
                                                             ================          ================

 WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                                       100,806,813                84,764,248
                                                             ================         =================


See accompanying notes to the consolidated financial statements

                                   HEARx LTD.
                             STATEMENT OF CASHFLOWS
                SIX MONTHS ENDED JUNE 26, 1998 AND JUNE 27, 1997




                                                                       1998              1997
                                                                   -------------     ---------------
                                                                    (Unaudited)        (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $  (4,362,720)     $ (5,441,932)
 Adjustments to reconcile net loss to net cash
 Used by operating activities:
      Depreciation and amortization                                    1,122,374           952,777
      Provision for doubtful accounts                                     65,967          (159,865)
      Loss on disposition of property                                     23,013                 -

 (Increase) decrease in:
      Accounts and notes receivable                                     (642,650)         (182,910)
      Inventories                                                        (63,871)            3,256
      Prepaid expenses                                                   (27,496)           35,720
      Other current assets and deferred charges                         (851,518)           (4,528)
      Accounts payable and accrued expenses                              855,975        (1,466,584)
                                                                  --------------     --------------
 Net cash used in operating activities                                (3,880,926)       (6,264,066)
                                                                  ---------------    --------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                (854,703)       (1,688,062)
      Purchase/sale on investments                                     2,503,858        (1,969,769)
                                                                  --------------    ---------------
 Net cash provided (used) by investing activities                      1,649,155        (3,657,831)
                                                                  --------------    ---------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of:
      Long-term debt                                                           -           114,219
  Principle payments:
      Long-term debt                                                     (63,966)          (62,561)
      Forgiveness of long-term debt                                            -           (97,883)
 Proceeds from the issuance of capital stock, net of
       offering costs                                                    185,476        12,702,680
                                                                  --------------    --------------
 Net cash provided by financing activities                               121,510        12,656,455
                                                                  --------------    --------------
 Net increase (decrease) in cash and cash equivalents                 (2,110,262)        2,734,558
 Cash and cash equivalents at beginning of period                      3,644,838         1,811,437
                                                                  --------------   ---------------
 Cash and cash equivalents at end of period                       $    1,534,577   $     4,545,995
                                                                  ==============   ===============





See accompanying notes to the consolidated financial statements

                                   HEARx LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




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

      ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATION

      GENERAL

      Management believes the shift of patients from the Medicare population to managed care, which has occurred in recent years, will continue and increase in the future. To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of this shift.

      HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. During the second quarter of 1998, the Company acquired the customer list and selected assets of a hearing care center in the Southeast, Florida market and closed its center in Virginia. At the end of the second quarter of 1998, HEARx operated 75 centers. Those include 35 centers in Florida, 16 in New York, 15 in New Jersey, 4 in Connecticut, and 5 in Pennsylvania. At this point in time, the Company believes the existing center network is adequate to service all current contracts.

      During the second quarter, HEARx signed an Agreement in Principle to form a joint venture in hearing care with The Permanente Federation. Kaiser Permanente is America's largest not-for-profit health maintenance organization, serving over 9.1 million members in 19 states and the District of Columbia. Kaiser Permanente's delivery system is comprised of Kaiser Foundation Health Plan, Kaiser Foundation Hospitals, and the Permanente Medical Groups. The Permanente Federation is a national association of the Permanente Medical Groups and is responsible for new venture development such as the venture with HEARx.

      The parties intend that the joint venture will concentrate initially on providing hearing aids and diagnostic audiology testing in the State of California to serve the needs of Kaiser Permanente's membership in that State. The joint venture also will seek contracts to provide services to members of other managed care organizations and will market to the "self-pay" patients in the same geographic region. The Agreement in Principle provides that the joint venture will be owned 50/50 by HEARx and the Permanente Federation and that the centers will bear the HEARx name. HEARx will be responsible for day-to-day operations management of the centers, but all clinical and quality issues will be overseen by a joint operating committee of the Federation and HEARx clinicians. Implementation of the venture is subject to completion of final contracts, approval by the governing bodies of each organization and approval from the appropriate regulatory bodies. If the final contracts and approvals can be obtained, plans call for the first cluster of approximately 15 centers in Southern California to open no later than January 1999. Each center would have adequate testing rooms and diagnostic equipment to service approximately $3 million in sales per annum, although there can be no assurance that this level of revenue will be generated at these centers. While there can be no assurance the Company will obtain such final contracts and approvals, management believes good progress is being made and the current targeted date for the initial 15 centers is achievable.

      Also during the second quarter, HEARx distinguished itself from other hearing care providers by being awarded a three year accreditation, effective June 2, 1998, from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). To achieve accreditation, HEARx was required to meet national standards addressing the rights and responsibilities of persons enrolled in the network; organization ethics; providing a continuum of care; educating and communicating with enrollees; leadership; human resources; management of information; and improving network performance. The accreditation process was conducted by physicians and managed healthcare experts and involved intensive evaluations at specific hearing centers and the corporate office.

      Management continues to observe a number of managed care organizations experiencing significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. Many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative and information systems instead of expanding their plan memberships. In an effort to supplement its existing and growing base of sales to and through the healthcare provider contracts which continue to account for the majority of the Company's sales, the Company has, since late 1997, developed and refined its marketing programs oriented toward the non-insured "self pay" patient and increasing referrals to our existing centers through additional contracts (primarily in the Northeast).

      There can be no assurance that all of the Company's provider contracts will produce the revenues anticipated. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company is reimbursed by the insurer on either a "fee for service" basis, or through a "capitated" plan. Capitation contracts are those contracts which provide for payments to the Company on a per member per month basis. Under those contracts, a member is entitled to testing services and a product credit with respect to a hearing aid purchase. These credits (discounted from published retail prices) are then applied to the member's purchase of hearing aids. As generally provided in those contracts, the member can receive this credit once every three years. The price of the services and products provided on the first visit, above the group discount, as well as any additional services or products purchased, are the obligation of the member.

      The Company believes that the loss of any single managed care or insurance contract would not have a material adverse effect on its financial condition or results of operations. Each of the existing managed care and insurance contracts are achieving expected gross profit margins and contributing positively to the Company's results of operations.

      Net Revenue for the second quarter was $6,816,576, which is 16.4% higher than the comparable quarter of 1997, and included net revenue in the month of May 1998 of $2,482,766 which was the highest in the Company's history for a four week accounting month. At the center level, HEARx realized an operating profit (before corporate expenses of general and administration, depreciation, interest and preferred dividends) of $32,935 for all centers for the most recent quarter, the second consecutive quarterly operating profit.

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

      RESULTS OF OPERATIONS

      For the three months ended June 26, 1998 Compared to June 27, 1997 Net revenue increased $961,984, or 16.4%, to $6,816,576 in the second quarter of 1998 from $5,854,592 in the same period of 1997. The increase in net revenue primarily resulted from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major managed care companies.

      Cost of products sold increased $445,571, or 30.4%, to $1,913,691 in the second quarter of 1998 from $1,468,120 in the same period of 1997. The increase in the cost of products sold is primarily attributable to the increase in net sales from new and existing centers.

      Center operating expenses increased $812,009, or 20%, to $4,869,950 in the second quarter of 1998 from $4,057,941 in the same period of 1997. This increase is partially due to an increase in advertising expense of $195,793, a 27.8% increase over the comparable period of 1997. The 1998 level of advertising expenditures is expected to be adjusted quarterly depending on results. The remaining increase of $616,216, or 15.2%, is attributable to the increase in the number of centers operating in the second quarter of 1998 (75) compared to the second quarter of 1997 (73) plus an increase in center wages in the Southeast Florida region to manage the increased sales levels.

      General and administrative expenses increased only $72,815, or 4.6%, to $1,667,671 in the second quarter of 1998 from $1,594,856 in the same period of 1997. General and administrative expenses actually decreased by $48,397 from the first quarter of 1998. At this point in time, the Company believes its current level of general and administrative expenses is adequate to support its existing operations, including all current and anticipated insurance and managed care contracts for its Northeast US and Florida markets.

      Depreciation and amortization expense increased only $19,252, or 3.5%, to $567,319 in the second quarter of 1998 from $548,067 in the same period of 1997. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the new centers opened in the 1997 fiscal year and the first and second quarters of 1998.


      RESULTS OF OPERATIONS

      For the six months ended June 26, 1998 Compared to June 27, 1997

      Net revenue increased $2,308,056, or 19.9%, to $13,910,905 for the six months ended June 1998 from $11,602,849 for the same period of 1997. The increase in net sales primarily resulted from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major managed care companies.

      Cost of products sold increased $713,855, or 21.8%, to $3,993,738 for the six months ended June 1998 from $3,279,883 for the same period of 1997. The increase in the cost of products sold is attributable to the increase in net sales from new and existing centers.

      Center operating expenses increased $1,474,276, or 18.3%, to $9,534,405 for the six months ended June 1998 from $8,060,129 for the same period of 1997. This increase is partially due to an increase in advertising expense of $386,277, a 27.5% increase over the comparable period of 1997. The 1998 level of advertising expenditures is expected to be adjusted quarterly depending on results. The remaining increase of $1,087,999, or 13.5%, is attributable to the increase in the number of centers operating in the second quarter of 1998 (75) compared to the fiscal year end 1997
      (73) plus an increase in center wages in the Southeast Florida region to manage the increased sales levels.

      General and administrative expenses increased $367,804, or 12.2%, to $3,383,739 for the six months ended June 1998 from $3,015,935 for the same period of 1997. The increase, which primarily occurred in the first quarter of 1998, is attributable to the expansion of staff functions in the marketing and insurance claims processing departments as well as an increase in outside consulting fees in the areas of public relations, quality assurance and center office management, each of which was implemented or increased in order to accomplish the Company's objectives for 1998. As discussed in the three months' analysis of the second quarter, general and administrative expenses actually decreased, in the second quarter, by $48,397 from the first quarter of 1998. At this point in time, the Company believes its current level of general and administrative expenses is adequate to support its existing operations, including all current and anticipated insurance and managed care contracts for its Northeast US and Florida markets.

      Depreciation and amortization expense increased only $169,597, or 17.8%, to $1,122,374 for the six months ended June 1998 from $952,777 for the same period of 1997. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the new centers opened in the 1997 fiscal year and the first and second quarters of 1998.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $4,185,574 to $8,950,573 as of June 26, 1998 from $13,136,147 as of December 26, 1997. This decrease is primarily the result of operating losses. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's current foreseeable capital requirements and current operating needs through 1998 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. As discussed above, in the second quarter HEARx signed an Agreement in Principle to form a joint venture with The Permanente Federation to provide hearing care products and services through centers to be established in California. The cash requirements for this joint venture will be evaluated when the final contracts and approvals have been obtained. Additional cash needs for this joint venture may be met by either cash available or cash proceeds from the private placement of certain securities of the Company, although no definitive plans have yet been established.

      Net cash used by operating activities decreased from $6,264,066 in the first six months of 1997, to $3,880,926 in the first six months of 1998. The cash used by operating activities in 1998 and 1997 was primarily the result of operating losses in the northeast U.S. market due to provider contracts not starting on a timely basis or not producing the anticipated revenue levels.

      Net cash provided by investing activities increased from cash being used by investing activities of $3,657,831, in the first six months of 1997 to cash being provided by investing activities of 1,649,155 in 1998. This increased resulted from a $833,359 reduction of cash ($ 1,688,062 in 1997 to $854,703 in 1998) used in the construction of leasehold improvements and related purchase of property and equipment for new, relocated or remodeled centers

      Cash from financing activities decreased from $12,656,455, in the first six months of 1997, to $121,510 in the first six months of 1998. This difference was primarily the result of funds in the amount of $9,909,177, from a preferred stock offering being included in the first six months of 1997.





         Except for the historical information provided in this discussion and analysis, the discussion contains forward looking statements, including those concerning the shift of patients from Medicare to managed care and the effect thereof on the Company; the Company's goals of establishing a nationwide network; the adequacy of the Company's existing center network; the adequacy of current levels of general and administrative expenses and current working capital and revenues from operations; the proposed joint venture with the Permanente Federation and cash needs therefor; the loss of any existing contracts; and the year 2000 problem. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include the ability of the Company to conclude definitive agreements with The Permanente Federation which are consistent with the terms and conditions of the Agreement in Principle, industry and market conditions, unforeseen capital requirements, the ability of the Company to reach its revenue targets and maintain cost controls, as well as those risks associated with the Company's business described in the Company's filings with the Securities and Exchange Commission, including the Form 10K for the fiscal year ended December 26, 1997 and the Form S-3 resale registration statement dated June 25, 1997.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 18, 1998. At that meeting, the stockholders were asked to consider and act on the following matters:

       1.  The election of five directors; and

       2. The ratification of the selection of BDO Seidman as the Company's independent certified public accountants for its fiscal year ending December 25, 1998.


The voting of the shareholders on the above issues was as follows:

       1.  Paul A. Brown, M.D.: 83,417,034 "For";
           835,523 "Against/Withheld"; 0 broker non-votes; and 16,541,693 abstentions.

           Stephen J. Hansbrough: 83,417,785 "For";
           834,772 "Against/Withheld"; 0 broker non-votes; and 16,541,693 abstentions.

           Thomas W. Archibald: 83,391,668 "For";
           860,889 "Against/Withheld"; 0 broker non-votes; and 16,541,693 abstentions.

           Joseph L. Gitterman III: 83,355,585 "For";
           896,972 "Against/Withheld"; 0 broker non-votes; and 16,541,693 abstentions.

           David J. McLachlan: 83,417,535 "For"
           835,022 "Against/Withheld"; 0 broker non-votes; and 16,541,693 abstentions.


       2. The ratification of the selection of BDO Seidman as the Company's independent certified public accountants for the fiscal year ending December 25, 1998: 83,533,146 "For"; 426,531
           "Against"; 0 broker non-votes and 16,834,573 abstentions.




Item 5. Other Information

Any shareholder of the Company that wishes to submit a stockholder proposal pursuant to SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), for presentation to the Company's 1999 Annual Meeting of Stockholders must submit such proposal to the Company at its principal office no later than December 7, 1998 for inclusion, if appropriate, in the Company's proxy statement and form of proxy relating to such meeting. A Company stockholder proposal submitted other than pursuant to Rule 14a-8 will be timely for purposes of Rule 14a-4(c)(a) promulgated under the 1934 Act only if submitted to the Company on or before February 20, 1999.

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

         ======================================================================

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

                                  HEARx Ltd.
                                  (Registrant)

             Date:  August 10, 1998                                 By:      s/Stephen J. Hansbrough
                                                                             -----------------------
                                                                             Stephen J. Hansbrough
                                                                             President and
                                                                             Chief Operating Officer

             Date:  August 10, 1998                                 By:      s/James W. Peklenk
                                                                             ------------------
                                                                             James W. Peklenk
                                                                             Vice President and
                                                                             Chief Financial Officer