Form 10-Q
period 1998-09-25
HEARX LTD
filed 1998-11-09
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)




          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
  [X]     SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 25, 1998
                               -------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  [ ]     SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM                   TO
                                ----------------     ---------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------

                                    HEARX LTD
--------------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

           DELAWARE                                               22-2748248
--------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                      33407
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            (561) 478-8770
                                                    ----------------------------


--------------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

           INDICATE BY CHECK __ WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS YES  X   NO
                                             ---     ---


ON OCTOBER 30, 1998, 102,819,003 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Balance Sheets                                                                              3
                 September 25, 1998 and December 26, 1997

         Statements of Operations                                                                    4
                 Nine months ended September 25, 1998 and September  26, 1997

         Statements of Operations                                                                    5
                 Three months ended September 25, 1998 and September  26, 1997

         Statements of Cash Flows                                                                    6
                 Nine months ended September 25, 1998 and September  26, 1997

         Notes to Financial Statements                                                               7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                           8-11

PART II.         OTHER INFORMATION

         Item 2. Recent Sales of Unregistered Securities                                             12

         Item 5. Other Information                                                                   13

         Item 6. Exhibits and reports on Form 8-K                                                    14-15


                 Signatures                                                                          16

                                   HEARx LTD.
                                 BALANCE SHEETS

                                                                                  September 25,                December 26,
                                                                                      1998                        1997
                                                                                  ------------                 ------------
                                                                                   (unaudited)                  (audited)
                                                           ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                        $ 11,463,663                 $  3,644,838
 Investment securities                                                               2,000,001                   10,281,913
 Accounts and notes receivable, less allowance for
   doubtful accounts of $496,553 and $246,371                                        4,039,421                    3,256,716
 Inventories                                                                           513,662                      523,356
 Prepaid expenses                                                                      204,999                      312,866
 Other                                                                                 629,539                      143,371
                                                                                  ------------                 ------------

     Total current assets                                                           18,851,285                   18,163,060

PROPERTY AND EQUIPMENT - NET                                                         8,339,013                    9,014,190

OTHER                                                                                1,703,477                    1,182,297
                                                                                  ------------                 ------------

                                                                                  $ 28,893,775                 $ 28,359,547
                                                                                  ============                 ============

                                        LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                            $  3,900,057                 $  3,062,062
 Accrued salaries and other compensation                                               501,447                      914,156
 Current maturities of long term debt                                                  795,321                    1,050,695
                                                                                  ------------                 ------------

      Total current liabilities                                                      5,196,825                    5,026,913
                                                                                  ------------                 ------------

LONG TERM DEBT, LESS CURRENT MATURITIES                                                168,897                      177,897
                                                                                  ------------                 ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
   (Aggregate liquidation preference $13,803,921 and $7,447,163) $1 par;
   2,000,000 shares authorized; issued and outstanding:
        1997 Convertible - 6,250  and 7,115 shares                                       6,250                        7,115
        1998 Convertible - 7,500 shares                                                  7,500                            -
                                                                                  ------------                 ------------

      Total preferred stock                                                             13,750                        7,115

 Common stock; $.10 par; 130,000,000 shares authorized;
  101,883,560 and 99,211,436 shares issued
   and outstanding                                                                  10,188,356                    9,921,144
 Additional paid-in capital                                                         77,667,504                   70,646,172
 Accumulated deficit                                                               (64,256,478)                 (57,326,412)
 Unrealized gain on marketable securities                                                    -                       20,156
 Unamortized deferred compensation                                                    ( 85,079)                    (113,438)
                                                                                  ------------                 ------------

         Total stockholders' equity                                                 23,528,053                   23,154,737
                                                                                  ------------                 ------------

                                                                                  $ 28,893,775                 $ 28,359,547
                                                                                  ============                 ============


See accompanying notes to the financial statements

                                   HEARx LTD.
                            STATEMENTS OF OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997

                                                                                      1998                         1997
                                                                                  ------------                 ------------
                                                                                   (Unaudited)                 (Unaudited)

NET REVENUE                                                                       $ 20,525,107                 $ 17,347,775
                                                                                  ------------                 ------------

COSTS AND EXPENSES:
 Cost of products sold                                                               5,913,052                    4,835,015
 Center operating expenses                                                          14,625,594                   12,694,323
 General and administrative expenses                                                 4,814,406                    4,558,854
 Depreciation and amortization                                                       1,698,427                    1,464,986
 Interest expense                                                                       51,332                            -
                                                                                  ------------                 ------------
     Total expenses                                                                 27,102,811                   23,553,178
                                                                                  ------------                 ------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK                                            (6,577,704)                  (6,205,403)

DIVIDENDS ON PREFERRED STOCK:
 Deemed dividends                                                                       -                        (1,500,000)
 Dividends                                                                            (352,362)                    (385,026)
                                                                                  ------------                 ------------
     Total dividends                                                                  (352,362)                  (1,885,026)
                                                                                  ------------                 ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                        $ (6,930,066)                $ (8,090,429)
                                                                                  ============                 ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                     $      (0.07)                $      (0.09)
                                                                                  ============                 ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                                                          100,688,912                   86,418,725
                                                                                  ============                 ============

See accompanying notes to the financial statements

                                   HEARx LTD.
                            STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997

                                                                                      1998                         1997
                                                                                  ------------                 ------------
                                                                                   (Unaudited)                  (Unaudited)

NET REVENUE                                                                       $  6,614,203                 $  5,744,926
                                                                                  ------------                 ------------


COSTS AND EXPENSES:
 Cost of products sold                                                               1,919,315                    1,555,132
 Center operating expenses                                                           5,091,189                    4,634,194
 General and administrative expenses                                                 1,430,667                    1,542,919
 Depreciation and amortization                                                         576,053                      512,209
 Interest expense                                                                       14,616                            -
                                                                                  ------------                 ------------
     Total expenses                                                                  9,031,840                    8,244,454
                                                                                  ------------                 ------------

LOSS BEFORE DIVIDENDS ON PREFERRED STOCK                                            (2,417,637)                  (2,499,528)

DIVIDENDS ON PREFERRED STOCK                                                          (149,709)                    (148,969)
                                                                                  ------------                 ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                        $ (2,567,346)                $ (2,648,497)
                                                                                  ============                 ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                     $      (0.03)                $      (0.03)
                                                                                  ============                 ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                                                          100,906,864                   90,782,693
                                                                                  ============                 ============

See accompanying notes to the financial statements

                                   HEARx LTD.
                             STATEMENT OF CASHFLOWS
           NINE MONTHS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997

                                                                                      1998                         1997
                                                                                  ------------                 ------------
                                                                                   (Unaudited)                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before                                                                   $ (6,577,704)                $ (6,205,403)
Adjustments to reconcile net loss to net cash
Used by operating activities:
    Depreciation and amortization                                                    1,696,880                    1,464,986
    Provision for doubtful accounts                                                    290,967                     (101,275)
    Loss on disposition of property                                                     60,268                        4,508

(Increase) decrease in:
    Accounts and notes receivable                                                   (1,073,678)                     306,470
    Inventories                                                                          9,693                      (55,766)
    Prepaid expenses                                                                   107,867                       84,834
    Other current and non-current assets                                            (1,063,821)                     (39,284)
Increase (decrease) in:
    Accounts payable and accrued expenses                                              425,292                   (1,292,895)
                                                                                  ------------                 ------------
Net cash used in operating activities                                               (6,124,236)                  (5,833,825)
                                                                                  ------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (1,045,448)                  (2,006,248)
    Proceeds from the sale of property & equipment                                      48,310                            -
    Purchase/sale of investments                                                     8,261,757                   (2,359,633)
                                                                                  ------------                 ------------
Net cash provided (used) by investing activities                                     7,264,619                   (4,365,881)
                                                                                  ------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of:
    Long-term debt                                                                      -                           171,560
Principle payments:
    Short-term borrowings                                                             (218,220)                     (18,302)
    Long-term debt                                                                      (9,000)                     (47,259)
    Forgiveness of long-term debt                                                      (37,155)                     (81,330)
Proceeds from the issuance of capital stock, net of
    offering costs                                                                   6,942,817                   10,965,880
                                                                                  ------------                 ------------
Net cash provided by financing activities                                            6,678,442                   10,990,549
                                                                                  ------------                 ------------
Net increase in cash and cash equivalents                                            7,818,825                      790,843
Cash and cash equivalents at beginning of period                                     3,644,838                    1,811,437
                                                                                  ------------                 ------------
Cash and cash equivalents at end of period                                        $ 11,463,663                 $  2,602,280
                                                                                  ============                 ============



See accompanying notes to the financial statements

                                   HEARx LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in the 1997 consolidated financial statements have been reclassified in order to conform to the 1998 presentation.


2.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997 and does not have a material impact on the Company's financial statements.

Additionally in June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way public enterprises are to report operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports. SFAS 131 is effective for periods beginning after December 15, 1997 and does not have a material impact on the Company's financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. At the end of the third quarter of 1998, HEARx continued to operate 75 centers. Those include 35 centers in Florida, 16 in New York, 15 in New Jersey, 4 in Connecticut, and 5 in Pennsylvania. HEARx has distinguished itself from other hearing care providers by being awarded a three year accreditation, effective June 2, 1998, from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

The Company is currently expanding its network of hearing care centers through the recently announced joint venture with The Permanente Federation LLC. A network of 15 centers servicing the Southern California Market is targeted to open in early January 1999. In addition to being a 50% owner of the venture, HEARx will manage the new company pursuant to a management agreement with the joint venture. The Company will be reimbursed annually over $1.5 million for its general and administrative costs associated with management of this venture. Pursuant to an interest bearing loan agreement, HEARx will also provide a $5 million loan to the joint venture to be used to fund the construction and other start-up costs of the new centers. Construction has commenced at a number of sites and the first employee-training group starts early in November 1998.

Management believes the shift of patients from the Medicare population to managed care, which has occurred in recent years, will continue and increase in the future. To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of this shift.

Management continues to try to position the Company as the leading provider of hearing care to the managed care marketplace. HEARx currently receives a per-member-per-month fee for more than 500,000 Medicare members each month. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. Management continues to observe, however, that a number of managed care organizations are experiencing significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. Many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative, cost and information systems instead of expanding their plan memberships. As a result, HEARx has not experienced the growth it expected from this market. A number of managed care organizations have announced that they are withdrawing from selected geographic areas, some of which include HEARx markets. Where warranted, HEARx will also make reductions in its center network to assure profitability. HEARx believes that competition among the managed care organizations for members will intensify in the core markets now serviced by HEARx. To the extent HEARx is successful in obtaining contracts with those organizations and the members in those organizations expand sufficiently, HEARx will open new centers as needed. It is the Company's belief that restrictions on, or elimination of, "open-ended" benefits such as pharmacy or dental care may mean the enhancement of "limited risk" benefits such as hearing care in order to attract new members, although there can be no assurance that hearing care will be among those "limited risk" benefits offered.

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

In an effort to supplement its base of sales to and through the healthcare provider contracts which continue to account for the majority of the Company's sales, the Company has, since late 1997, developed and refined its marketing programs oriented toward the non-insured "self pay" patient. The programs have been generating "self pay" sales approximating 30% of total revenues.

At the center level, HEARx is profitable in Florida where sales for the nine months ended September 1998 are up approximately 40% over the comparable period in 1997. In the Northeast market, however, centers have yet to generate enough revenue to reach profitability, primarily as a result of the difficulties several of the Company's contract providers have been having (as discussed above). HEARx expects to close on several new contracts in the Northeast soon and that, combined with the initiation of the several previously announced contracts in that market, should increase revenues and decrease center losses.

The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system malfunction or miscalculation. Management believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company has sent confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible. A majority of the confirmations have been received and favorably evaluated as to Year 2000 issues. A plan has been formulated to address these issues and testing will be ongoing through mid 1999. The Company believes any future costs associated with Year 2000 compliance will be immaterial.

RESULTS OF OPERATIONS

For the three months ended September 25, 1998 Compared to September 26, 1997

Net revenue increased $869,277, or 15.1%, to $6,614,203 in the third quarter of 1998 from $5,744,926 in the same period of 1997. The increase in net revenue primarily resulted from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major managed care companies during the period ended September 25, 1998.

Cost of products sold increased $364,183, or 23.4%, to $1,919,315 in the third quarter of 1998 from $1,555,132 in the same period of 1997. The increase in the cost of products sold is primarily attributable to the increase in net sales through new and existing centers. Cost of products sold as a percent of net revenue, which has remained in a range of between 28%-31% over the last four quarters, fluctuates from period to period depending upon product sale mix and sales promotions.

Center operating expenses increased $456,995, or 9.9%, to $5,091,189 in the third quarter of 1998 from $4,634,194 in the same period of 1997. The Company relocated and remodeled certain centers in southeast Florida during the quarter. The increase in center operating expenses from quarter to quarter is attributable to an increase in the number of centers operating in the third quarter of 1998 (75) compared to the third quarter of 1997 (73); one time charges for relocation of three centers in southeast Florida to larger facilities; and an increase in center wages in the southeast Florida region to manage increased sales levels generated there.

General and administrative expenses decreased by $112,252, or 7.3%, to $1,430,667 in the third quarter of 1998 from $1,542,919 in the same period of 1997. General and administrative expenses have been declining each quarter since the fourth quarter of 1997.

Depreciation and amortization expense increased $63,844, or 12.5%, to $576,053 in the third quarter of 1998 from $512,209 in the same period of 1997. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the centers opened, acquired, relocated and remodeled in southeast Florida during 1998.


RESULTS OF OPERATIONS

For the nine months ended September 25, 1998 Compared to September 26, 1997

Net revenue increased $3,177,332, or 18.3%, to $20,525,107 for the nine months ended September 1998 from $17,347,775 for the same period of 1997. The increase in net sales primarily resulted from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major managed care companies.

Cost of products sold increased $1,078,037, or 22.3%, to $5,913,052 for the nine months ended September 1998 from $4,835,015 for the same period of 1997. The increase in the cost of products sold is primarily attributable to the increase in net sales from new and existing centers. As indicated above, cost of products sold as a percent of net revenue fluctuates somewhat from period to period depending upon product sale mix and sales promotions.

Center operating expenses increased $1,931,271, or 15.2%, to $14,625,594 for the nine months ended September 1998 from $12,694,323 for the same period of 1997. This increase is partially due to an increase in advertising expense of $412,988, a 17.7% increase over the comparable period of 1997. The remaining increase of $1,518,283, or 12%, is attributable to the increase in the number of centers operating during the nine months ended September 1998 (75) compared to the fiscal year end 1997 (73); one time charges for relocation of three centers in southeast Florida to larger facilities during the third quarter; and an increase in center wages in the southeast Florida region to manage increased sales levels.

General and administrative expenses increased $255,552, or 5.6%, to $4,814,406 for the nine months ended September 1998 from $4,558,854 for the same period of 1997. The increase, which primarily occurred in the first quarter of 1998, was attributable to the expansion of staff functions in the marketing and insurance claims processing departments as well as non recurring increases in outside consulting fees in the areas of public relations, quality assurance and center office management, each of which was implemented or increased in order to accomplish the Company's objectives for 1998. General and administrative expenses have been declining each quarter since the fourth quarter of 1997.

Depreciation and amortization expense increased $233,441, or 15.9%, to $1,698,427 for the nine months ended September 1998 from $1,464,986 for the same period of 1997. The increase was attributable to the depreciation and amortization of the leasehold improvements, medical and computer equipment, and furniture associated with the centers opened, acquired, relocated and remodeled in southeast Florida in the first three quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $518,313 to $13,654,460 as of September 25, 1998 from $13,136,147 as of December 26, 1997. During the third quarter of 1998, the Company completed a private placement providing the Company net proceeds of $6,975,000. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's current foreseeable capital requirements and current operating needs through 1998 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. In the event such needs arise, the Company would obtain such cash from the sale of its securities or, if available on acceptable terms, a commercial or private line of credit.

Net cash used by operating activities increased from $5,833,825 in the first nine months of 1997, to $6,124,236 in the first nine months of 1998. The cash used by operating activities in 1998 and 1997 was primarily the result of operating losses in the northeast U.S. market due to provider contracts not starting timely or not producing the anticipated revenue levels. Other current and non-current assets increased from $39,284 in the first nine months of 1997 to $1,063,821 in the first nine months of 1998. This increase is primarily due to the acquisition of an audiology practice and investments in HEARx West LLC, the joint venture with The Permanente Federation.

Net cash provided by investing activities increased from cash being used by investing activities of $4,365,881, in the first nine months of 1997 to cash being provided by investing activities of $7,264,619 in 1998. This increase resulted from a $960,800 reduction of cash ($ 2,006,248 in 1997 to $1,045,448 in 1998) used in the construction of leasehold improvements and related purchase of property and equipment for new, relocated or remodeled centers. In addition, funds from the sale of investments increased to $8,261,757 in the third quarter of 1998 from $2,359,633 of purchases in investments in the same period of 1997. The proceeds from the sale of investments were used to fund the operations of the Company.

Cash from financing activities decreased from $10,990,549 in the first nine months of 1997, to $6,678,442 in the first nine months of 1998. This decrease was primarily the result of funds in the amount of $9,909,177, from a preferred stock offering being included in the first nine months of 1997 versus funds in the amount of $7,492,500 from a preferred stock offering being included in the first nine months of 1998.

The Company has approved a stock repurchase program of up to 20 million shares over the next 12 to 18 months. The Company intends that the repurchases will be open market purchases and will be made depending on the then prevailing price of common stock. Funding for such purchases, if and when made, will come from the Company's available cash, profits from operations and, if available on favorable terms, a line of credit to be established for this purpose.





Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the shift of patients from Medicare to managed care and the effect thereof on the Company; the Company's goals of establishing a nationwide center network; the loss of any existing contracts; and the year 2000 problem. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, unforeseen capital requirements, and the success of the joint venture with The Permanente Federation, as well as those risks associated with the Company's business described in the Company's filings with the Securities and Exchange Commission, including the Form 10K for the fiscal year ended December 26, 1997 and the Form S-3 resale registration statement dated June 25, 1997.

PART II. OTHER INFORMATION


Item 2.  Recent Sales of Unregistered Securities

On August 27, 1998, the Company entered into a Securities Purchase Agreement with Zanett Lombardier Ltd., Goldman Sachs Performance Partners L.P. and Goldman Sachs Performance Partners (Offshore) L.P. , in which the Company sold a total of 7,500 units, each unit consisting of: (i) one share of the Company's 1998 Convertible Preferred Stock, par value $1.00 per share (the "1998 Preferred Stock"), and (ii) a warrant to acquire 75 shares of the Company's common stock, par value $.10 per share (the "Common Stock") (the "Warrants") for an aggregate purchase price of $7.5 million. The offers and sales were made only to persons who are qualified as "accredited investors" as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 as amended, to issue the securities without registration.

The 1998 Preferred Stock is convertible into Common Stock, par value $.10 per share, of the Company. Upon the conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Preferred Stock ($1,000 per share), plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock during a five-day period prior to conversion, and $1.80 (subject to adjustment upon occurrence of certain dilutive events). The premium payable upon conversion will be equal to 8% of the stated value of 1998 Preferred Stock from the date of issuance until one year following such date, and shall increase by 0.5% each year, commencing on the date which is one year following the date of issuance. The 1998 Preferred Stock may not be converted for the 180-day period after the closing (i.e. to February 23, 1999). The 1998 Preferred Stock may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Preferred
Stock, holders of 1998 Preferred Stock will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998 Preferred Stock shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such stated value for the period from the date of issuance until the date of final distribution.

The Warrants are exercisable for shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $1.80 per share. The Warrants may not be exercised for the 60-day period after the closing and will expire on August 27, 2003.

In connection with this transaction, the Company also entered into a Registration Rights Agreement with the purchasers under which the Company was required to file a registration statement on Form S-3, covering the resale of shares of Common Stock underlying all the 1998 Preferred Stocks and the Warrants. The S-3 registration statement was filed on September 29, 1998. Under the Registration Rights Agreement, the Company may be required to make certain payments to holders of the 1998 Preferred Stock as partial damages if , among other things, the registration statement has not been declared effective by the Securities and Exchange Commission on or before December 25, 1998.

The net proceeds to the Company after payment of closing fees was $6,975,000. The Company paid Zanett Securities (the "Placement Agent") a fee in the amount of $525,000 and issued to the Placement Agent and its assignees warrants to be purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share. All of the shares underlying the placement agent warrants were included in the resale registration statement on Form S-3 filed by the Company.

Unregistered Warrant Exchange

On August 27,1998, the Company issued warrants to purchase 404,750 shares of the Company's Common Stock at an exercise price of $2.00 per share. These warrants were issued to three persons in exchange for the cancellation of outstanding warrants held by them covering 4,047,500 shares of Common Stock exercisable at prices between $5.00 and $6.47 per share. The new warrants are exercisable at any time prior to August 24, 2003. The Company completed this transaction pursuant to Section 4(2) of the Securities Act of 1933 in a private placement exempt from registration.


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

        3.2(2)                     Amendment to Restated Certificate of Incorporation. [3.1A]

        3.3(3)                     Certificate of Designations, Preferences and Rights of the Company's 1997 Convertible Preferred
                                   Stock. [3]

        3.4(4)                     By-Laws of HEARx Ltd. [3.2]

        3.5(5)                     Certificate of Designations, Preferences and Rights of the Company's 1998 Convertible Preferred
                                   Stock. [3]

        4.1(5)                     Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

        4.2(5)                     Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto. [4.2]

        4.3(5)                     Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share). [4.3]

        27                         Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

====================================================================================================================================

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

        5                          Filed as an exhibit to the Company's Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.


        (b) Reports on Form 8-K:

            A current report on Form 8-K, dated August 27, 1998, was filed with the Securities and Exchange Commission on September 3, 1998, in which the Company reported the offer and sale of the 1998 Preferred Stock pursuant to Regulation D for an aggregate purchase price of $7.5 million.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEARx Ltd.
                                  (Registrant)

        Date:  November 9, 1998                   By:   s/Stephen J. Hansbrough
                                                        -----------------------
                                                        Stephen J. Hansbrough
                                                        President and
                                                        Chief Operating Officer

        Date:  November 9, 1998                   By:   s/James W. Peklenk
                                                        ------------------
                                                        James W. Peklenk
                                                        Vice President and
                                                        Chief Financial Officer