Form 10-K
period 1998-12-25
HEARX LTD
filed 1999-03-24
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)
                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             [X]       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             FOR THE FISCAL YEAR ENDED         DECEMBER 25, 1998
                                              -------------------

                                       OR

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             [ ]       THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]


              FOR THE TRANSITION PERIOD FROM                TO
                                             --------------    ---------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------


                                   HEARx LTD.
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


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:             NONE



       INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS
YES  X   NO
   -----   ------

INDICATE BY CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AS OF FEBRUARY 24, 1999, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE) WAS APPROXIMATELY $73,561,000.

            ON FEBRUARY 24, 1999, 106,997,830 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

            PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF THE REGISTRANT'S STOCKHOLDERS ("1999 PROXY STATEMENT"), TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, ARE INCORPORATED BY REFERENCE BY PART III.

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

            Management continues to try to position the Company as the leading provider of hearing care to the managed care marketplace. HEARx currently receives a per-member-per-month fee for more than 500,000 Medicare members each month. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. Management continues to observe, however, that a number of managed care organizations are experiencing significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. Many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative, cost and information systems instead of expanding their plan memberships. As a result, HEARx has not experienced the growth it expected from this market. A number of managed care organizations have announced that they are withdrawing from selected geographic areas, some of which include HEARx markets. Where warranted, HEARx will also make reductions in its center network. In fact, in response to these market changes, HEARx has recently closed a number of centers in the northeast where managed care companies have withdrawn. HEARx believes that competition among the managed care organizations for members will intensify in the core markets now serviced by HEARx. To the extent HEARx is successful in obtaining contracts with those organizations and the members in those organizations expand sufficiently, HEARx will open new centers as needed. It is the Company's belief that restrictions on, or elimination of, "open-ended" benefits such as pharmacy or dental care may mean the enhancement of "limited risk" benefits such as hearing care in order to attract new members, although there can be no assurance that hearing care will be among those "limited risk" benefits offered.

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

            - A full range of diagnostic and auditory-vestibular tests that assist the physician in the treatment of patients with hearing and balance disorders is provided in the centers. Some of these services include auditory brainstem evoked potentials, electronystagmography and immittance audiometry.

            - A family hearing counseling program available to all patients to help them better understand the use of their hearing products and their disability.

            - A wide variety of hearing aid brands to meet the patient needs.

            - A standardized medical reporting system for feedback to the referring physicians.

PRODUCTS

            Unlike other national organizations (Miracle Ear and Beltone) which sell only their brand of hearing aid, HEARx has selected an assortment of major worldwide manufacturers' products to make available through the HEARx network in order to provide the best possible hearing care for HEARx patients, including the latest digital technology.

            In addition, all HEARx centers offer a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

CUSTOMERS AND MARKETING

            The majority of HEARx hearing aid sales in the fiscal year ended December 25, 1998 resulted from physician referrals and through contracts with institutional buyers (health maintenance organizations, insurance companies, or unions). The Company believes that its future growth depends in part on its ability to inform hearing impaired consumers of the importance of professional hearing testing and the availability of quality hearing devices. The Company expects to continue to establish relationships with health organizations and physicians that promote HEARx to the hearing impaired.

            Because HEARx believes that hearing loss is a medical problem and not simply a "retail opportunity", the Company encourages all patients to see a physician prior to purchasing a hearing aid. The Company believes it has established strong relationships with area physicians, which represent a significant source of continuing patient referrals. HEARx further maintains these relationships using its computerized medical reporting system to provide each referring physician a full report on each of their patient visits to HEARx.

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

            During 1998, 1997 and 1996, the Company had sales totaling approximately $3.3 million, $2.7 million and $2.9 million or 12.7 %, 11.1%, and 15.7%, respectively, of net sales to a single customer.

GROWTH STRATEGY

Company-owned Centers

            At the end of 1998, the Company operated seventy-five centers located in Connecticut, Florida, Pennsylvania, New York and New Jersey. In January of 1999, HEARx closed twelve of its centers in the northeast in response to the withdrawal of some managed care companies from that region. The Company's ultimate goal, where the population warrants, is to open "clusters" of four to six Company-owned centers within a city or county in the Company's primary markets of Florida, New Jersey and Pennsylvania in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as to personnel recruiting for the centers.

Joint Ventures

            During 1998, HEARx formed a joint venture, HEARx West LLC, with the Permanente Federation LLC to create and operate a network of retail centers ("HEARx West Centers") to serve the needs of the hearing impaired principally in California. The joint venture agreement provides for a 50/50 ownership by HEARx and the Permanente Federation, with the centers bearing the HEARx name. HEARx will be responsible for the daily operation of the centers, however all clinical and quality issues will be the responsibility of a joint committee comprised of HEARx and Permanente clinicians. The Company will be reimbursed approximately $1.2 million annually for its general and administrative costs associated with managing the venture. Pursuant to an interest bearing loan agreement, HEARx has provided a $5 million line of credit, used to fund construction and other start-up costs.

              HEARx West Centers will initially concentrate on providing hearing aids and diagnostic audiology testing to Kaiser Permanente's members in the state of California. HEARx West will also seek contracts to provide services to members of other managed care organizations as well as market to "self-pay" patients in this region. Since January 6, 1999, HEARx West has operated 15 centers in southern California. HEARx West has the first right of refusal for any expansion opportunities excluding the states of Florida, New Jersey and Pennsylvania, which shall remain exclusively with HEARx Ltd.

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

DISTINGUISHING FEATURES

Integral to the success of HEARx's strategy is the strengthening of consumer's confidence in the hearing care industry and the differentiation of HEARx from typical hearing aid dispensers. To that end, the Company has accomplished several unique objectives, which are highlighted below:

Joint Commission on Accreditation of Healthcare Organizations (JCAHO)

            During 1998, the Company distinguished itself from other hearing care providers by being awarded a three year accreditation, effective June 2, 1998, from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). To achieve accreditation, the Company was required to meet national standards addressing the rights and responsibilities of persons enrolled in the network; organizational ethics; providing a continuum of care; educating and communicating with enrollees; leadership; management of information; and improving network performance.

Scientific Advisory Board

            HEARx has formed a Scientific Advisory Board consisting of some of the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the five members of the Scientific Advisory Board is a highly trained professional with extensive experience in the hearing field and is affiliated with prestigious universities and institutions. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company's overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

            The current members of the Scientific Advisory Board and the area of Company operations with respect to which each consults are listed below:

Hearing Testing
            James Jerger, Ph.D.
            Professor of Audiology
            Baylor College of Medicine and The Methodist Hospital

            Director, Department of Audiology and Speech Pathology The Methodist Hospital
            Houston, Texas

Patient Satisfaction and Outcomes
            Lucille Beck, Ph. D.
            Director of Audiology and Speech Pathology Services
            VA Medical Center
            Washington, D.C.

Medical Relations
            Bruce J. Gantz, M.D.
            Department Chairman of Otolaryngology
            University of Iowa Hospitals and Clinics
            Iowa City, IA

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

            Because there are no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of competitors of the Company in every market where the Company has operations, or the percentage of market share enjoyed by the Company. Based on 1998 industry-reported sales in the State of Florida, the Company's market share of hearing aid sales in Florida was approximately 15%.

            Most competitors are small retailers generally focusing on the sale of hearing aids without providing comprehensive audiometric testing and other professional services. Some competitors are significantly larger distributors, including: (1) Bausch & Lomb, a hearing aid manufacturer whose distribution system is through a national network of over 1,000 franchised stores (Miracle
Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a privately-owned hearing aid manufacturer that distributes its products primarily through its network of approximately 3000 "authorized" distributors. A number of these franchises and distributors are located in the areas the Company serves.

            These networks primarily offer hearing aids only and do not provide the comprehensive diagnostic services, use of audiologist services or other ancillary products offered by the Company. More importantly, they do not use the services of audiologists in the majority of their centers. However, these networks are owned by companies having greater resources than the Company, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by the Company. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like which would then compete more directly with HEARx in its marketing strategy.

RELIANCE ON MANUFACTURERS AND QUALIFIED HEARING PROFESSIONALS

            Through its hearing care centers, HEARx makes hearing aids available to patients which are supplied by approximately five major manufacturers, as well as hearing enhancement devices manufactured by other companies. The Company relies on these manufacturers to supply such products, and a significant disruption in supply from any or all of these manufacturers could adversely affect the Company's business. There are approximately 40 manufacturers of hearing aids and related hearing enhancement devices worldwide. The major hearing aid manufacturers include Bausch & Lomb, Beltone, Philips Electronics, Siemens, Starkey, GN Danavox, Oticon, Resound, Phonak and Bernafon. In the event of a disruption of supply from one or more of the Company's current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

            The Company currently employs 130 licensed hearing professionals, of which 90 are audiologists. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company's ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. Management believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

REGULATION

Federal

            The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination. In 1993, the State of Vermont petitioned the FDA to drop the waiver provision and mandate a physician visit. A final decision has never been generated. FDA hearings were held in Washington, D.C. in the fall of 1993 regarding changes for regulations affecting the hearing industry. New regulations were expected to be promulgated in 1995, but never took place. A majority of the patients in HEARx centers are members of the managed care or institutional providers with whom HEARx has contracts to provide hearing care. Some of these organizations require a physician referral. Consequently, a new federal or state physician referral mandate should not have an adverse impact on the Company's operations. Although the FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 3-30 days, HEARx offers its customers up to a 60-day return policy. The extension of HEARx's normal 30-day term is provided to patients who participate in the HEARx Educational Listening Program (H.E.L.P.) family hearing counseling program.

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

            The Company cannot predict the effect of future changes in federal laws, including changes which may result from proposals for federal health care reform legislation being considered by the U.S. Congress, or the impact that changes in existing federal laws or in the interpretation of those laws might have on the Company. The Company believes it is in material compliance with all existing federal regulatory requirements.

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


EMPLOYEES

            At December 25, 1998, HEARx had approximately 300 full-time employees.

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

            As of December 25, 1998, the Company operated 35 centers in Florida, 4 in Connecticut, 5 in Pennsylvania, 15 in New Jersey and 16 in New York. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 700 and 3,000 square feet with annual base rents ranging from approximately $8,700 to $76,000. In January 1999, the Company closed twelve centers in the northeast. The Company is currently negotiating with the lessors of these facilities to minimize the impact of these closures on the Company. The Company estimates these lease terminations costs to be $1,03,000.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                        EXECUTIVE OFFICERS OF THE COMPANY

            The following sets forth certain information as of the date hereof with respect to the Company's executive officers. They have been appointed to terms which will expire at the annual meeting of the Board of Directors held at the time of the 1999 Annual Meeting of Stockholders, or at the time their successors are duly elected and qualified:


            NAME AND POSITION                               AGE                             FIRST SERVED  AS OFFICER
            -----------------                               ---                             ------------------------

Paul A. Brown, M.D.                                         60                                              1986
Chairman of the Board
Chief Executive Officer
and Director

Stephen J. Hansbrough                                       51                                              1993
President, Chief Operating
Officer and Director

James W. Peklenk                                            53                                              1996
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

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


            The following table sets forth the high and low prices of the Common Stock as reported by the American Stock Exchange (AMEX) for the fiscal quarters indicated.


                        Fiscal Quarter                                          Common Stock
                        --------------                                          ------------
                                                                                High                    Low
                                                                                ----                    ---
                               1997
                               ----

            First                                                             $ 3  1/4                $ 2
            Second                                                              2 1/16                  1 5/16
            Third                                                               2  1/4                  1 1/16
            Fourth                                                              2 3/16                  1 7/16

                             1998
                             ----

            First                                                             $ 1 9/16                 $1 1/2
            Second                                                              1 9/16                  1 7/16
            Third                                                                  7/8                    13/16
            Fourth                                                                 5/8                     9/16


            As of December 25, 1998, there were 2,170 holders of record of Common Stock. The Company estimates that included within the holders of record are approximately 28,926 beneficial owners of Common Stock.

Dividend Policy

            HEARx has never paid and does not intend to pay any dividends on the Common Stock in the foreseeable future but intends to retain any earnings for use in the Company's business operations.

Unregistered Sale of Securities

            During 1998, warrants for the purchase of 1,369,247 shares of the Company's Common Stock were exercised by the holders thereof resulting in the issuance of 1,316,848 shares of the Company's Common Stock and receipt by the Company of cash proceeds of $106,880. Many of the warrants were exercised primarily pursuant to the terms of cashless exercise provisions contained in the warrants resulting in a reduction in the number of shares of Common Stock issuable upon exercise of the warrants. The warrants were initially issued to certain "accredited investors" pursuant to the exemption from registration in
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D in connection with the sale of the Company's 1996 Senior Preferred Stock and the shares issued upon exercise of the warrants were also issued pursuant to that exemption from registration. The proceeds received by the Company from the exercise of the warrants were used for working capital.

            During 1998, 1,906 shares of the Company's 1997 Preferred Stock were converted into 3,265,384 shares of the Company's Common Stock. The Preferred Stock was initially issued to certain "accredited investors" pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon the conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.

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

OPERATING STATEMENT DATA:


                                                                        Year Ended
                                                        ------------------------------------------------
                                                          December 25    December 26       December 27
                                                             1998            1997              1996
                                                        -------------   -------------     -------------
Net Sales                                               $  27,493,849   $  24,213,879     $  18,490,561
Total costs and expenses                                   39,222,091      33,417,880        26,349,540
                                                        -------------   -------------     -------------
Loss before equity in loss of joint venture               (11,728,242)     (9,204,001)       (7,858,979)
Equity in loss of joint venture                              (615,420)          -                 -
Dividends on preferred stock                                 (587,893)     (1,992,123)      (10,036,507)
Net loss applicable to common                           -------------   -------------     -------------
 stockholders                                           $ (12,931,555)  $ (11,196,124)    $ (17,895,486)
                                                        =============   =============     =============

Loss per common share:
Operations, including dividends on preferred
 stock                                                  $       (0.13)  $       (0.12)    $       (0.25)
Net loss per common share                               -------------   -------------     -------------
 basic and diluted                                      $       (0.13)  $       (0.12)    $       (0.25)
                                                        =============   =============     =============


Weighted average:
Number of common shares
  Outstanding                                             101,269,797      89,605,031        71,197,115
                                                        =============   =============     =============
Cash dividend per common
  Share                                                     None            None              None
                                                            ====            ====              ====


                                                                    Year Ended
                                                        ---------------------------------
                                                            December 29      December 30
                                                                1995             1994
                                                           -------------    -------------
Net Sales                                                  $  11,170,068    $   4,331,148
Total costs and expenses                                      13,383,521        6,436,783
                                                           -------------    -------------
Loss before equity in loss of joint venture                   (2,213,453)      (2,105,635)
Equity in loss of joint venture                                    -                -
Dividends on preferred stock                                       -                -
Net loss applicable to common                              -------------    -------------
 stockholders                                              $  (2,213,453)   $  (2,105,635)
                                                           =============    =============

Loss per common share:
Operations, including dividends on preferred
 stock                                                     $       (0.05)   $       (0.06)
Net loss per common share                                  -------------    -------------
 basic and diluted                                         $       (0.05)   $       (0.06)
                                                           =============    =============


Weighted average:
Number of common shares
  Outstanding                                                 45,164,091       36,278,205
                                                           =============    =============
Cash dividend per common
  Share                                                        None             None
                                                               ====             ====

BALANCE SHEET DATA:



                                                                    Year Ended
                                     December 25       December 26       December 27       December 29        December 30
                                        1998              1997              1996              1995               1994
                                     -----------       -----------       -----------       -----------        -----------
Total assets                         $25,208,317       $28,359,547       $26,627,484       $ 6,450,628        $ 3,504,967

Working capital (deficit)              7,614,042        13,136,147        12,456,391        (1,317,179)          (623,200)

Long-term debt, net of
 current portion                         123,316           177,897           230,258         2,316,300          2,376,199

Book value per share (1)                   0 .04              0.16             0 .20             (0.12)             (0.16)


(1) represents total stockholders' equity less aggregate liquidation preferences on preferred stock, divided by shares of common stock outstanding.

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

HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. The Company is currently expanding its hearing care center network through a joint venture ("HEARx West LLC") with the Permanente Federation LLC. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation, with the centers bearing the HEARx name.

Management continues to try to position the Company as the leading provider of hearing care to the managed care marketplace. HEARx currently receives a per-member-per-month fee for more than 500,000 Medicare members each month. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. Management continues to observe, however, that a number of managed care organizations are experiencing significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. Many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative, cost and information systems instead of expanding their plan memberships. As a result, HEARx has not experienced the growth it expected from this market. A number of managed care organizations have announced that they are withdrawing from selected geographic areas, some of which include HEARx markets. Where warranted, HEARx will also make reductions in its center network to assure profitability. In fact during 1998, the revenues of the Northeast HEARx centers remained flat, primarily as a result of the difficulties experienced by several managed care companies that have contracts with the Company. In response to the withdrawal from the region of some of these companies and in order to reduce losses from this region, the Company decided to close 12 of the most severely impacted centers. These centers closed in January 1999.

At the center level, HEARx is profitable in Florida where sales for the year ended December 25, 1998 are up approximately 35% over the comparable period in 1997. In the Northeast market, however, centers have yet to generate enough revenue to reach profitability.

There can be no assurance that all of the provider contracts will produce the revenues anticipated. These contracts call for the managed care or insurance companies to reimburse the Company for all, or a portion, of the costs incurred by their members for hearing care services provided by the Company. The balance of the cost is borne by the member. The Company believes that the loss of any single managed care contract would not have a material adverse effect on its financial condition or results of operations. Each of the existing insurance contracts are achieving expected gross profit margins and contributing positively to the Company's results of operations.

The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue. This review was completed by the Company's Information Technology department. The costs associated with this process relate primarily to salaries and were expensed as incurred. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system malfunction or miscalculation. Management believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company has sent confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible. A majority of the confirmations have been received and favorably evaluated as to Year 2000 issues. However, there can be no guarantee that the systems of other companies will be converted timely, or that a supplier will convert. If these entities are not timely with their conversions, the results could have a material adverse effect on the Company. A plan has been formulated to address these issues and testing will be ongoing through mid 1999. The Company believes any future costs associated with Year 2000 compliance will be immaterial.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Net sales increased $3,279,970, or 14%, to $27,493,849 in 1998 from $24,213,879 in 1997. The increase in net sales primarily results from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major health insurers.

Cost of products sold increased $1,229,276, or 18%, to $8,193,058 in 1998 from $6,963,782 in 1997. The increase in the cost of products sold is primarily attributable to the increase in net sales from new and existing centers. The cost of products sold as a percent of net revenues fluctuates from period to period depending upon the sales mix and sales promotions.

Center operating expenses increased $2,196,556, or 12.4%, to $19,970,495 in 1998 from $17,773,939 in 1997. This increase is partially due to an increase in advertising expense of $316,411, over the comparable period of 1997. The remaining increase of $1,880,145, or 10.5%, is attributable to the increase in the number of centers operating during 1998 (75) compared to 1997 (73); one time charges for the relocation of three southeast Florida centers to larger facilities during 1998; and an increase in center wages in the southeast Florida region to manage increased sales levels.

General and administrative expenses decreased $145,242, or 2%, to $6,483,721 in 1998 from $6,628,963 in 1997.

Depreciation and amortization expense increased $285,716, or 14.3%, to $2,278,468 in 1998 from $1,992,752 in 1997. The increase was attributable to the depreciation and amortization of leasehold improvements, medical and computer equipment, and furniture associated with the centers opened, acquired, relocated and remodeled in southeast Florida in 1998.

Equity in loss of joint venture increased by $615,420 representing the Company's share of the loss of HEARx West LLC for the period from inception on August 10, 1998 to the end of the fiscal year on December 25, 1998. HEARx West LLC's net loss included a management fee to HEARx Ltd. of $466,000, as well as non-recurring pre-operating costs expensed as incurred. These costs include recruiting, new employee training, market research, licensing and organizational fees. The initial opening of 15 HEARx West centers in Southern California was completed by January 6, 1999.

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

FOURTH QUARTER ADJUSTMENTS

In order to reduce losses in the northeast region, in response to the withdrawal of certain managed care companies from the northeast region, the Company closed 12 of its most severely impacted centers in January 1999. Those centers had a combined loss for the year ended December 25, 1998 of approximately $1.9 million. A restructure charge of $2,233,800 was recorded in the fourth quarter of 1998 to reflect the costs of closing the centers as detailed below.

Lease termination costs                                                    $1,304,400
Employee severance                                                         $   81,800
Write down of Fixed Assets to net realizable value                         $  783,100
Other                                                                      $   64,500
                                                                          ------------
Total Restructure Charge                                                   $2,233,800
                                                                          ============

There were no significant fourth quarter adjustments in 1997 or 1996.

LIQUIDITY AND CAPITAL RESOURCES

1998

Working capital decreased $5,522,105 to $7,614,042 as of December 25,1998 from $13,136,147 as of December 26,1997. In the third quarter of 1998, the Company completed a private placement of preferred stock and received net proceeds of $6,943,971. The Company also received net proceeds of $106,880 from the exercise of warrants during the year. During 1998, the Company purchased $1,140,914 in property and equipment and retired long term debt of $71,738. The sale of the Company's securities in 1998 did not individually, or in the aggregate, cause a "change in control" which would result in an annual limitation of the Company's net operating loss carry-forward under Section 382 of the Internal Revenue Code of 1986, as amended.

The Company believes that its current working capital and revenue from operations are sufficient to support the Company's foreseeable capital requirement and operation needs through 1999 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. The Company's strategic plan includes a commitment to loan up to $5 million to HEARx West LLC, the joint venture, of which it is a 50% partner. As of December 25, 1998, the Company had provided $1.5 million to HEARx West LLC under this agreement. During 1999, the Company expects to lend additional funds to the joint venture under the agreement. However, during 1999 the Company will also receive approximately $1.4 million in cash from the joint venture for quarterly management fees and interest payments.

The Company has historically been successful in raising capital when needed (most recently in 1998), and is in constant contact with investment bankers and lending institutions who are desirous of providing capital and financing to the Company if needed. There can be no assurance that such capital will be available on favorable terms or at all.

Net cash used by operating activities increased from $8,054,472, in 1997, to $9,119,909 in 1998. The cash used by operating activities in 1998 and 1997 was primarily the result of operating losses in the northeast market. Other current and non-current assets increased from $593,967 as of December 26, 1997 to $2,082,863 as of December 25, 1998. This increase is primarily due to the investment in HEARx West LLC, the joint venture between the Company and the Permanente Federation, and the equity losses associated with the joint venture from inception, August 10, 1998 to December 25, 1998.

Net cash provided by investing activities increased from cash being used by investing activities of $1,216,594, in 1997 to cash being provided by investing activities of $2,056,732 in 1998. This increase resulted from a $994,727 reduction of cash ($3,644,838 in 1997 to $2,650,111 in 1998) used in the construction of leasehold improvements and related purchase of property and equipment for new, relocated or remodeled centers. In addition, net funds from the purchase and sale of investments increased to $3,149,240 in 1998 from $1,642,147 in 1997. The proceeds from the sale of investments were used to fund the operations of the Company.

In November of 1998, the Company approved a stock repurchase program of up to 20 million shares over the next 12 to 18 months. The Company intends that the repurchases will be open market purchases and will be made depending on the then prevailing price of common stock. Funding for such purchases will come from the Company's available cash and if available on favorable terms, a line of credit to be established for this purpose. As of December 25, 1998 the Company had purchased 405,311 shares of common stock, out of surplus with available cash.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the shift of patients from Medicare to managed care and the effect thereof on the Company; the Company's goals of establishing a nationwide center network; the loss of any existing contracts; the year 2000 problem; the effect of closing the 12 northeast centers. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, unforeseen capital requirements, and the success of the joint venture with The Permanente Federation, as well as those risks associated with the Company's business described in the Company's filings with the Securities and Exchange Commission, including the Form S-3 resale registration statement dated September 29, 1998.

















ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                                 Not Applicable

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                         Page
                                                                                                         ----
Index to Financial Statements


Financial Statements:

Report of Independent Certified Public Accountants                                                         24
Balance Sheets at December 25, 1998 and December 26, 1997                                                  25
Statements of Operations for the years ended December 25, 1998,
            December 26, 1997, and December 27, 1996                                                       26
Statements of Changes in Stockholders' Equity
            for the years ended December 25, 1998, December 26, 1997 and
            December 27, 1996                                                                              27-28
Statements of Cash Flows for the years ended December 25, 1998,
            December 25, 1997, and December 27, 1996                                                       29-30
Notes to Financial Statements                                                                              31-43


Financial Statement Schedule:

For the years ended December 25, 1998, December 26, 1997 and
            December 27, 1996


            II                      Valuation Accounts                                                     44

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors
HEARx Ltd.
West Palm Beach, Florida

We have audited the accompanying balance sheets of HEARx Ltd. as of December 25, 1998 and December 26, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 25, 1998. We have also audited the accompanying schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. at December 25, 1998 and December 26, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 1998 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



West Palm Beach, Florida                                       BDO Seidman, LLP
March 12, 1999

                                   HEARx Ltd.
                                 Balance Sheets


                                     ASSETS

                                                                                    December 25,        December 26,
                                                                                        1998                1997
                                                                                   --------------      --------------
CURRENT ASSETS:
 Cash and cash equivalents                                                          $  2,650,111        $  3,644,838
 Investment securities (Note 2)                                                        7,170,780          10,281,913
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 588,509  and $246,371 (Note 8)                               4,087,912           3,256,716
 Inventories                                                                             529,427             523,356
 Prepaid expenses                                                                        338,868             312,866
Other Assets                                                                             500,888             143,371
                                                                                    ------------        ------------
     Total current assets                                                             15,277,986          18,163,060

PROPERTY AND EQUIPMENT - NET (Notes 4 & 10)                                            7,100,530           9,014,190

INVESTMENT AND ADVANCES IN HEARX WEST LLC  (Note 8)                                    1,406,900               -
OTHER                                                                                  1,422,901           1,182,297
                                                                                    ------------        ------------
                                                                                    $ 25,208,317        $ 28,359,547
                                                                                    ============        ============
                                        LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $  4,877,649        $  3,062,062
  Restructure reserve (Note 10)                                                        1,450,739               -
  Accrued salaries and other compensation                                                695,892             914,156
  Current maturities of long term debt (Note 3)                                          639,664           1,050,695
                                                                                    ------------        ------------
      Total current liabilities                                                        7,663,944           5,026,913
                                                                                    ------------        ------------

LONG TERM DEBT, LESS CURRENT MATURITIES (Note 3)                                         123,316             177,897
                                                                                    ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 3,4,6,8,10 & 11)
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 13,460,270 and $7,447,163) $1 par,
   2,000,000 shares authorized; issued and outstanding: (Note 5)
        1998 Convertible 7,500 shares outstanding                                          7,500               -
        1997 Convertible 5,209 & 7,115 shares outstanding                                  5,209               7,115
                                                                                    ------------        ------------

           Total preferred stock                                                          12,709               7,115
  Common stock; $.10 par; 130,000,000 shares authorized;
   104,023,643, & 99,211,436 shares issued (Notes 3 & 5)                              10,402,364           9,921,144
  Additional paid-in capital                                                          77,531,270          70,646,172
  Accumulated deficit                                                                (70,257,968)        (57,326,412)
  Accumulated other comprehensive income                                                  58,263              20,156
  Unamortized deferred compensation                                                      (75,625)           (113,438)
  Treasury stock, at cost - 405,311 common shares                                       (249,956)              -
                                                                                    ------------        ------------
         Total stockholders' equity                                                   17,421,057          23,154,737
                                                                                    ------------        ------------

                                                                                    $ 25,208,317        $ 28,359,547
                                                                                    ============        ============

See accompanying notes to financial statements

                                   HEARx Ltd.
                            Statements of Operations



                                                                         Year Ended
                                                  -------------------------------------------------------
                                                   December 25,         December 26,         December 27,
                                                       1998                 1997                 1996
                                                  -------------        -------------        -------------

NET SALES                                         $  27,493,849        $  24,213,879        $  18,490,561
                                                  -------------        -------------        -------------

COSTS AND EXPENSES:
  Cost of products sold                               8,193,058            6,963,782            6,578,725
  Center  operating expenses                         19,970,495           17,773,939           12,418,005
  General and administrative expenses                 6,483,721            6,628,963            5,917,360
  Depreciation and amortization                       2,278,468            1,992,752            1,254,055
  Interest expense (Note 8)                              62,492               58,444              181,395
  Restructure charge (Note 10)                        2,233,857                -                    -
                                                  -------------        -------------        -------------

     Total  costs and expenses                       39,222,091           33,417,880           26,349,540
                                                  -------------        -------------        -------------

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE         (11,728,242)          (9,204,001)          (7,858,979)
EQUITY IN LOSS OF JOINT VENTURE                        (615,420)               -                    -
                                                  -------------        -------------        -------------
NET LOSS                                            (12,343,662)          (9,204,001)          (7,858,979)

DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends (Notes 5B and 5C)                      -               (1,500,000)          (9,000,000)
  Dividends                                            (587,893)            (492,123)          (1,036,507)
                                                  -------------        -------------        -------------

     Total dividends on preferred stock                (587,893)          (1,992,123)         (10,036,507)
                                                  -------------        -------------        -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $ (12,931,555)       $ (11,196,124)       $ (17,895,486)
                                                  =============        =============        =============

NET LOSS PER COMMON SHARE -  BASIC AND
 DILUTED (NOTE 1)                                 $        (.13)       $        (.12)       $        (.25)
                                                  =============        =============        =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                          101,269,797           89,605,031           71,197,115
                                                  =============        =============        =============



See accompanying notes to financial statements

                                   HEARx Ltd.
                  Statements of Changes in Stockholders' Equity

                                                                     Year Ended                           Year Ended
                                                                 December 25, 1998                     December 26, 1997
                                                                 -----------------                     -----------------
                                                              Shares              Amount            Shares            Amount
                                                              ------              ------            ------            ------
PREFERRED STOCK:
  Balance, beginning of year                                     7,115       $           7,115            4,950  $           4,950
     Issuance of preferred stock                                 7,500                   7,500           10,000             10,000
     Conversion of preferred stock                             (1,906)                 (1,906)          (7,835)            (7,835)
     Redemption of preferred stock
                                                           -----------       -----------------      -----------  -----------------
  Balance, end of year                                          12,709       $          12,709            7,115  $           7,115
                                                           ===========       =================      ===========  =================
 COMMON STOCK:
  Balance, beginning of year                                99,211,436       $       9,921,144       81,969,233  $       8,196,923
     Exercise of warrants                                    1,316,848                 131,684       11,460,233          1,146,023
     Conversion of preferred stock                           3,265,384                 326,538        5,817,586            581,759
     Exercise of employee stock options                        104,975                  10,498          205,250             20,525
     Exercise of stock options by consultants                   50,000                   5,000           25,000              2,500
     Exercise of stock options by Board of Directors            75,000                   7,500         -                 -
     Issuance of restricted stock to officers                 -                      -                   50,000              5,000
     Cashless exercise of warrants                            -                      -                 -                 -
     Retirement of treasury stock                             -                      -                (250,000)           (25,000)
     Settlement of litigation                                 -                      -                 (65,866)            (6,586)
     Issuance of common stock to:
       Advisory Board                                         -                      -                 -                 -
       Seller of customer list                                -                      -                 -                 -
     Purchase of stock from officers
                                                           -----------       -----------------       ----------  -----------------
 Balance, end of year                                      104,023,643       $      10,402,365       99,211,436  $       9,921,144

                                                           ===========       =================       ==========  =================
TREASURY STOCK:
  Balance, beginning of year                                  -              $       -                (250,000)  $       (625,000)
     Cashless exercise of warrants                            -                      -                 -                 -
     Purchase of treasury stock                              (405,311)               (249,956)         -                 -
     Retirement of treasury stock                             -                      -                  250,000            625,000
                                                           -----------       -----------------       ----------  -----------------
 Balance, end of year                                        (405,311)       $      ( 249,956)         -         $       -

                                                           ===========       =================       ==========  =================

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                                                 $      70,646,172                        $ 59,996,480
     Issuance of preferred stock                                                     6,936,471                           9,695,519
     Deemed dividend on preferred stock issuance                                     -                                   1,500,000
     Conversion of preferred stock                                                   (155,845)                           (950,732)
     Exercise of warrants                                                             (24,805)                             752,129
     Redemption of preferred stock                                                   -                                   -
     Exercise of employee stock options                                                 43,620                              76,639
     Exercise of stock options by consultants                                           45,000                              22,500
     Exercise of stock options by Board of Directors                                    40,256                           -
     Retirement of treasury stock                                                    -                                   (600,000)
     Vesting of restricted stock                                                           400                             147,050
     Settlement of litigation                                                        -                                       6,587
     Non-employee stock option compensation                                          -                                   -
     Issuance of common stock to:                                                    -                                   -
       Advisory Board                                                                -                                   -
       Seller of customer list                                                       -                                   -
     Preferred dividends paid to principal stockholders                              -                                   -
     Purchase of stock from former officer                                           -                                   -

                                                                                   -----------                        ------------
Balance, end of year                                                               $77,531,270                        $ 70,646,172

                                                                                   ===========                        ============

                                                                          Year Ended
                                                                       December 27, 1996
                                                                       -----------------
                                                                    Shares             Amount
                                                                    ------             ------
PREFERRED STOCK:
  Balance, beginning of year                                            103,824   $         103,824
     Issuance of preferred stock                                         36,000              36,000
     Conversion of preferred stock                                    (128,874)           (128,874)
     Redemption of preferred stock                                      (6,000)             (6,000)
                                                                    -----------  ------------------
  Balance, end of year                                                    4,950  $            4,950
                                                                    ===========  ==================
 COMMON STOCK:
  Balance, beginning of year                                         47,956,783  $        4,795,678
     Exercise of warrants                                             4,059,650             405,965
     Conversion of preferred stock                                   28,899,000           2,889,900
     Exercise of employee stock options                                 419,900              41,990
     Exercise of stock options by consultants                           325,000              32,500
     Exercise of stock options by Board of Directors                   -                 -
     Issuance of restricted stock to officers                          -                 -
     Cashless exercise of warrants                                      250,000              25,000
     Retirement of treasury stock                                      -                 -
     Settlement of litigation                                          -                 -
     Issuance of common stock to:
       Advisory Board                                                    28,900               2,890
       Seller of customer list                                          150,000              15,000
     Purchase of stock from officers                                  (120,000)            (12,000)
                                                                    -----------  ------------------
 Balance, end of year                                                81,969,233  $        8,196,923
                                                                    ===========  ==================
TREASURY STOCK:
  Balance, beginning of year                                           -         $       -
     Cashless exercise of warrants                                     (25,000)           (625,000)
     Purchase of treasury stock                                        -                 -
     Retirement of treasury stock                                      -                 -
                                                                    ----------   ------------------
 Balance, end of year                                                  (25,000)  $        (625,000)

                                                                    ==========   ==================

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                                                     $       23,079,016
     Issuance of preferred stock                                                         33,468,245
     Deemed dividend on preferred stock issuance                                          9,000,000
     Conversion of preferred stock                                                      (1,888,772)
     Exercise of warrants                                                                 1,871,485
     Redemption of preferred stock                                                      (5,994,000)
     Exercise of employee stock options                                                     167,861
     Exercise of stock options by consultants                                               252,428
     Exercise of stock options by Board of Directors                                     -
     Retirement of treasury stock                                                        -
     Vesting of restricted stock                                                              2,800
     Settlement of litigation                                                            -
     Non-employee stock option compensation                                                  38,903
     Issuance of common stock to:                                                        -
       Advisory Board                                                                        22,110
       Seller of customer list                                                              224,070
     Preferred dividends paid to principal stockholders                                   (214,666)
     Purchase of stock from former officer                                                 (30,000)

                                                                                        -----------
Balance, end of year                                                                    $59,996,480

                                                                                        ===========

                                   HEARx Ltd.
                  Statements of Changes in Stockholders' Equity


                                                           Year Ended          Year Ended           Year Ended
                                                       December 25, 1998    December 26, 1997    December 27, 1996
                                                       -----------------    -----------------    -----------------
                                                                 Amount              Amount                Amount
                                                                 ------              ------                ------

ACCUMULATED DEFICIT:
  Balance, beginning of year                               $(57,326,413)       $(46,130,289)       $(28,234,803)
     Net loss for the year                                  (12,343,662)         (9,204,001)         (7,858,979)
     Deemed dividends on preferred stock issuance                     -          (1,500,000)         (9,000,000)
     Preferred stock dividends                                 (587,893)           (492,123)         (1,036,507)
                                                           ------------        ------------        ------------
  Balance, end of year                                     $(70,257,968)       $(57,326,413)       $(46,130,289)
                                                           ============        ============        ============
UNAMORTIZED DEFERRED COMPENSATION:
  Balance, beginning of year                               $   (113,438)       $          -        $    (13,499)
      Issuance of restricted stock to officer                         -            (147,050)                  -
     Amortization                                                37,813              33,612              13,499
                                                           ------------        ------------        ------------
  Balance, end of year                                     $    (75,625)       $   (113,438)       $          -
                                                           ============        ============        ============
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year                               $     20,156        $     32,121        $          -
  Unrealized gains on securities net of
    reclassification adjustment (see disclosure)                 38,107             (11,965)             32,121
                                                           ------------        ------------        ------------
  Balance, end of year                                     $     58,263        $     20,156        $     32,121
                                                           ============        ============        ============

COMPREHENSIVE INCOME (LOSS):
Net loss for the year                                      $(12,343,662)       $ (9,204,001)       $ (7,858,979)
Other comprehensive income (loss)                                38,107             (11,965)             32,121
                                                           ------------        ------------        ------------
Comprehensive income(loss)                                 $(12,305,555)       $ (9,215,966)       $ (7,826,858)

                                                           ============        ============        ============

Disclosure of reclassification amount:
Unrealized holding gains (losses) arising
 during period                                             $     50,763        $    (11,965)       $     32,121
Less: reclassification adjustment for gains included
 in net loss                                                    (12,656)                  -                   -
                                                           ------------        ------------        ------------
Net unrealized gains (losses) on securities                $     38,107        $    (11,965)       $     32,121

                                                           ============        ============        ============


See notes to accompanying finanical statements

                                   HEARx Ltd.
                             Statements of Cashflows


                                                                            Year Ended
                                                    ----------------------------------------------------------------
                                                     December 25                     December 26         December 27
                                                        1998                            1997                1996
                                                    ------------                  --------------        ------------
Cash flows from operating activities:
Net loss                                            $(12,343,662)                   $ (9,204,001)       $ (7,858,979)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization                     2,278,468                       1,992,752           1,254,055
     Write down of property and equipment                783,118                               -                   -
     Provision for loss on accounts
       receivable                                        553,467                         243,178             448,088
     Loss on disposition of property                      60,238                          30,378             280,187
(Increase) decrease in:
     Accounts and notes receivable                    (1,384,669)                       (477,896)         (2,242,087)
     Inventories                                          (6,072)                       (159,377)             32,005
     Prepaid expenses                                    (26,002)                        (67,866)            284,418
     Other assets                                     (2,082,863)                       (593,967)           (582,035)

Increase (decrease) in:
     Accounts payable                                    991,620                        (673,257)           (427,008)
     Accrued expenses                                  2,056,447                         855,584           2,380,244
                                                    ------------                    ------------        ------------
Net cash used in operating activities                 (9,119,910)                     (8,054,472)         (6,431,112)
                                                    ------------                    ------------        ------------
Cash flow from investing activities:
     Purchase of property and equipment               (1,140,914)                     (2,858,741)         (6,842,065)
     Proceeds from sale of equipment                      48,406
     Purchase of investments                         (24,287,452)                    (29,327,413)        (11,903,904)
     Proceeds from maturities of investments          27,436,692                      30,969,560                   -
                                                    ------------                    ------------        ------------
Net cash provided (used) by investing
activities                                          $  2,056,732                    $ (1,216,594)       $(18,727,969)
                                                    ------------                    ------------        ------------
Cash flows from financing activities:
     Proceeds from issuance of:
     Long-term debt -other                                     -                         406,907           1,261,977
     Principal payments:
     Short-term borrowings                              (393,874)                        (18,302)                  -
     Long-term debt                                      (12,000)                        (52,361)         (4,439,686)
     Forgiveness of long-term debt                       (59,738)                        (89,583)           (343,640)
     Proceeds from issuance of capital stock,
     net of offering costs                             6,534,063                      10,857,806          29,558,328
                                                    ------------                    ------------        ------------
Net cash provided by financing activities              6,068,451                      11,104,467          26,036,979
                                                    ------------                    ------------        ------------
Net increase(decrease) in cash and cash
equivalents                                             (994,727)                      1,833,401             877,898
Cash and cash equivalents at beginning of
period                                                 3,644,838                       1,811,437             933,539
                                                    ------------                    ------------        ------------
Cash and cash equivalents at end of period          $  2,650,111                    $  3,644,838        $  1,811,437
                                                    ============                    ============        ============



See accompanying notes to financial statements

                                   HEARx Ltd.
                             Statements of Cashflows


                                                                                          Year Ended
                                                                           ---------------------------------------------
                                                                           December 25      December 26      December 27
                                                                              1998             1997             1996
                                                                           -----------      -----------      -----------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                     $    8,836       $   11,956       $  249,097
                                                                           ==========       ==========       ==========

Supplemental schedule of non-cash investing and financing activities

Deemed dividends                                                                    -       $1,500,000       $9,000,000
Preferred stock dividend paid upon conversion in
kind by issuance of additional common stock                                   587,893          492,123        1,036,507
Forgiveness of note payable by minimum required
purchases                                                                      59,738           89,583          343,640
Issuance of Common Stock for services                                               -           17,000          309,928
Issuance of Common Stock to employees                                          54,418           97,164          209,851
Issuance of Common Stock for customer list                                          -                -          239,070









See accompanying notes to financial statements

                                   HEARx Ltd.
                          Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

HEARx Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers ("HEARx Centers") to serve the needs of the hearing impaired. At the end of 1998, the Company operated 75 centers in New York, New Jersey, Connecticut, Pennsylvania (the "Northeast region") and Florida.

The Company's major operating segments are organized by centers in geographic regions of the Northeast, and the southeast and west coasts of Florida. These segments have been aggregated into one operating segment. Net sales of operations amounted to approximately $27,494,000, $24,214,000 and $18,491,000 in 1998, 1997 and 1996, respectively. Operating losses for center operations, before allocation of general corporate expenses of approximately $6,484,000, $6,629,000 and $5,917,000 was approximately $4,536,000, $1,913,000 and
$1,392,000, respectively. Center operations' depreciation amounted to $1,632,000, $1,389,000 and $886,000 in 1998, 1997, and 1996 respectively.
Center operations' capital expenditures amounted to $1,141,000, $2,859,000 and $1,711,000 in 1998, 1997, and 1996, respectively. Aggregate identifiable assets of center operations at December 25, 1998 and December 26, 1997 were $529,000 and $523,000, respectively. Such amounts exclude general corporate assets (primarily cash, notes and other investments) of $13,342,000 and $17,640,000 and an investment in and advance in HEARx West LLC of $1,407,000 at December 25, 1998.

Joint Venture

On August 10, 1998, HEARx formed a joint venture, HEARx West LLC, with the Permanente Federation LLC to create and operate a network of retail hearing care centers ("HEARx West Centers"). The joint venture agreement provides for a 50/50 ownership by HEARx and the Permanente Federation, with the centers bearing the HEARx name. The agreement provides for net income and losses, tax credits and tax preference items to be allocated according to the members' percentage interests. The Company's investment in the joint venture is accounted for using the equity method.

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

                                   HEARx Ltd.
                          Notes to Financial Statements



Intangible assets

Intangible assets, included in other assets, primarily represent customer lists acquired from acquisitions of hearing businesses. These customer lists are being amortized on a straight-line basis over periods not exceeding fifteen years. Intangible assets also include the excess purchase price of acquisitions over the fair value of assets acquired. Such excess costs are being amortized over fifteen years. Accumulated amortization at December 25, 1998 and December 26, 1997 was $253,657 and $175,817, respectively.

Pre-opening costs

The costs associated with the opening of new centers are expensed as incurred.

Advertising Costs

Costs for newspaper, television, and other media advertising are expensed as incurred and were $4,105,000, $3,362,000 and $1,734,000 in 1998, 1997, and 1996,
respectively.

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

Net loss per common share

Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which requires companies to present basic and diluted

                                   HEARx Ltd.
                          Notes to Financial Statements



earnings per share. Net loss per share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

Excluded from the computation of net loss per common share - diluted at December 25, 1998, were convertible preferred stock, outstanding options and warrants to purchase 17,739,280 shares of common stock at exercise prices more than average market price because to not do so would be anti-dilutive. In addition, outstanding options and warrants to purchase 3,942,675 shares of common stock were excluded because the options' and warrants' exercise prices were greater than the average market price of the common shares.

Statements of cashflows

For the purposes of the Statements of Cashflows, temporary cash investments which have a maturity of ninety days or less are considered cash equivalents.

Reclassifications

Certain amounts in the 1997 and 1996 financial statements have been reclassified in order to conform to the 1998 presentation.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2. INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                          Gross           Estimated
                                        Amortized       Unrealized          Market
                                           Cost       Gains/(Losses)        Value
                                       -----------    --------------      ----------
December 25, 1998
-----------------
U.S. Government and Agency Bonds       $6,631,889       $   60,381        $6,692,270
Corporate Bonds                           280,690           (2,180)          278,510
Certificate of Deposit                    199,938               62           200,000
                                      ------------     ------------      ------------
Total                                  $7,112,517       $   58,263        $7,170,780
                                      ============     ============      ============

                                   HEARx Ltd.
                          Notes to Financial Statements


December 26, 1997
-----------------
U.S. Treasury Notes            $ 6,961,757       $   20,156      $ 6,981,913
Corporate Debt Securities        3,300,000                -        3,300,000
                               -----------       ----------      -----------
Total                          $10,261,757       $   20,156      $10,281,913
                               ===========       ==========      ===========



At December 25, 1998 all securities have contractual maturities within one year.

3. DEBT

Long term debt consists of the following:


                                                                    December 25,    December 26,
                                                                        1998           1997
                                                                  ---------------  -------------



Note payable to supplier, collateralized by equipment,
  due May 31, 1999, see (a) below                                 $  585,083       $  998,334
Note payable collateralized by customer list, see (b) below          134,897          175,258
Other notes payable                                                   43,000           55,000
                                                                  ----------       ----------
                                                                     762,980        1,228,592
Less current maturities                                              639,664        1,050,695
                                                                  ----------       ----------
                                                                  $  123,316       $  177,897
                                                                  ==========       ==========



The approximate aggregate maturities on long term debt obligations in years subsequent to 1998 are as follows: 1999 - $640,000; 2000 - $57,000; 2001 -
$59,000; and 2002 - $7,000.

(a) On March 5, 1996, the Company completed a $2.5 million trade agreement with a vendor pursuant to which the vendor provides financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. The financing is collateralized by the equipment financed. A percentage of all hearing aid purchases by the Company from this vendor is applied to repayment of financed amounts under the financing agreement.

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

4. PROPERTY AND EQUIPMENT AND LEASES

Property and equipment consists of the following:

                                                                                   December 25,      December 26,
                                                                                      1998              1997
                                                                                  -----------       -----------
Equipment, furniture and fixtures                                                 $ 6,439,418       $ 6,086,033
Leasehold Improvements                                                              4,253,764         4,661,880
Computer systems                                                                    2,802,181         2,692,063
Leasehold improvements in progress                                                     14,557           199,031
                                                                                  -----------       -----------
                                                                                   13,509,920        13,639,007
Less accumulated depreciation and amortization                                      6,409,390         4,624,817
                                                                                  -----------       -----------
                                                                                  $ 7,100,530       $ 9,014,190
                                                                                  ===========       ===========

                                   HEARx Ltd.
                          Notes to Financial Statements


Approximate future minimum rental commitments under operating leases are as follows: $2,246,000 in 1999; $2,001,000 in 2000; $1,544,000 in 2001; $1,325,000
in 2002; $1,111,000 in 2003 and $2,297,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas.

Equipment and building rent expense for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 was $2,892,000, $2,599,000 and
$1,916,000, respectively.

5.     STOCKHOLDERS'  EQUITY


A.     1998 CONVERTIBLE PREFERRED STOCK

On August 27, 1998, the Company completed a private placement of 7,500 units of $1 par, 1998 Convertible Preferred Stock and warrants. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $6,975,000. The additional capital was primarily raised to fund construction and start-up costs of the HEARx West centers.

The 1998 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1998 Convertible Preferred, junior to with the Company's 1997 Convertible Preferred Stock, and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1998 Convertible Preferred. The 1998 Preferred Stock is convertible into Common Stock, par value $.10 per share, of the Company. Upon the conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Preferred Stock ($1,000 per share), plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock during a five-day period prior to conversion, and $1.80 ( the closing bid price at the date of issuance, subject to adjustment upon occurrence of certain dilutive events). The premium payable upon conversion will be equal to 8% of the stated value of 1998 Preferred Stock from the date of issuance until one year following such date, and shall increase by 0.5% each year, commencing on the date which is one year following the date of issuance. The 1998 Preferred Stock may not be converted for the 180-day period after the closing (i.e. to February 23, 1999). The 1998 Preferred Stock may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Preferred Stock, holders of 1998 Preferred Stock will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998 Preferred Stock shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such stated value for the period from the date of issuance until the date of final distribution.

For each unit of 1998 Convertible Preferred Stock purchased, each investor received 75 warrants to acquire shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $1.80 per share. The warrants will expire on August 27, 2003. In connection with this transaction, the Company issued 562,500 warrants with an exercise price of $1.80 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of preferred shares with investors. All related warrants remain outstanding as of December 25, 1998.

                                   HEARx Ltd.
                          Notes to Financial Statements



B.  1997 CONVERTIBLE PREFERRED STOCK

On March 17, 1997, the Company completed a private placement of 10,000 shares, $1 par, of 1997 Convertible Preferred Stock. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $9,006,000. The additional capital was raised to enable HEARx to expand its network of hearing centers as may be required by current or potential managed-care contracts.

The 1997 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1997 Convertible Preferred, pari passu with the Company's 1996 Series B-1 Convertible Preferred Stock, 1996 Series B-2 Convertible Preferred Stock and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1997 Convertible Preferred. The 1997 Convertible Preferred Stock bears dividends of 6%, payment in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chooses to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $5.00, or (ii) 85% of the average of the closing bid prices for shares of Common Stock for the ten day trading period immediately prior to conversion. The 1997 Convertible Preferred Stock may be converted by holders beginning August 15, 1997 and at any time prior to March 17, 2000 and must be converted on that date. During 1998 and 1997, 1,906 and 2,885 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $168,787 and $78,426 were converted into 3,265,384 and 2,342,375 shares of the Company's Common Stock, respectively.

In 1997, the Company recorded a deemed preferred stock dividend of $1,500,000 for the discounted conversion price representing a 15% discount upon conversion of the $10,000,000 gross proceeds. In connection with this transaction, the Company issued 850,000 warrants with an exercise price of $5.00 and 750,000 warrants with an exercise price of $2.00 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of the preferred shares with investors. All related warrants remain outstanding as of December 25,1998.

C. 1996 SERIES A, B-1 AND B-2  CONVERTIBLE PREFERRED STOCK

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

In connection with the Regulation D and Regulation S offerings, the Company reported a one-time, non-cash charge against loss available to common stockholders of $9,000,000. This charge related to the discounted conversion price for the shares of Common Stock issuable on conversion of the Preferred Stock. The amount of the charge was computed as the difference between the $5.00 conversion price (as defined) and the per share market price of the Common Stock on the date of the first closing ($6.50) times the number of shares issuable.

                                   HEARx Ltd.
                          Notes to Financial Statements



As of December 26, 1997, all of the shares of the 1996 Series A, B-1, and B-2 Preferred Stock had been converted into shares of Common Stock. Upon conversion of the Series B-1 Preferred Stock, holders were entitled to and were issued 3,750,000 warrants to acquire shares of Common Stock at $6.47 per share. On August 27, 1998, the Company cancelled 4,264,127 warrants in exchange for 659,750 new warrants with an exercise price of $2.00. The new warrants are exercisable any time prior to August 24, 2003.

D. 1996 SENIOR PREFERRED STOCK

During 1996 the Company completed a private placement of 6,000 shares, $1 par, of 1996 Senior Preferred Stock in consideration for $4,900,000 and the conversion of a $1,100,000 note payable. Investors also received warrants to purchase 11,070,480 shares of common stock at an exercise price of $.55 per share. Additionally 2,283,278 warrants, to acquire shares of Common Stock at $.63 per share, were issued to an investment banker as a placement fee. The Company redeemed the 1996 Senior Preferred Stock during May 1996. All but 92,252 of the related warrants had been exercised as of December 25, 1998.

E. WARRANTS

In total, 1,369,247 warrants were exercised in 1998, resulting in the issuance of 1,316,848 shares of the Company's Common Stock and receipt by the Company of cash proceeds of $106,880.

On August 27, 1998, the Company issued warrants, with an exercise price of $2.00, to purchase 659,750 shares of the Company's Common Stock. These warrants were issued in exchange for the cancellation of outstanding warrants covering 4,264,127 shares of Common Stock exercisable at prices between $5.00 and $6.47 per share. The new warrants are exercisable any time prior to August 24, 2003.

The aggregate number of common shares reserved for issuance upon the exercise of warrants is 4,264,127 as of December 25, 1998. The expiration date and exercise prices of the outstanding warrants are as follows:


              OUTSTANDING                             EXPIRATION                           EXERCISE
               WARRANTS                                 DATE                                PRICE
             --------------                         -------------                         -----------
                595,000                                  2002                                5.00
                750,000                                  2001                                2.00
                577,125                                  2003                                1.25
                300,000                                  2001                                .63
                 92,252                                  2001                                .55
                659,750                                  2003                                2.00
               1,125,000                                 2003                                1.80
                165,000                                Various                            .63 - 4.00

6. STOCK  PLANS

The Company has the following stock plans:

A. EMPLOYEE STOCK OPTION PLANS

In 1987, the Company established the 1987 Stock Options Plan. It is administered by the Company's Board of Directors. A maximum of 2,500,000 shares of Common Stock were authorized for issuance under this plan. All employees of the Company, other than the principal

                                   HEARx Ltd.
                          Notes to Financial Statements


stockholder, were eligible to receive options under this plan at the sole discretion of the Board of Directors. Both incentive and non-incentive stock options could be granted. This plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not effect the outstanding options which shall remain in full force as if the plan had not expired.

In 1995, the Company established the 1995 Flexible Stock Plan. It is also administered by the Company's Board of Directors. An original maximum of 2,500,000 shares of the Company's Common Stock may be issued under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. Currently an aggregate of 327,750 shares may be issued under the plan. All employees of the Company are eligible to receive stock options under this plan at the sole discretion of the Board of Directors. Incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards may be awarded under this plan.

As of December 25, 1998, 277 employees of the Company held options under the Stock Option Plans permitting them to purchase 4,647,175 shares of Common Stock at prices ranging from $.20 to 1.875 per share. Options are exercisable for a period of nine years commencing one year following the date of grant and are exercisable in cumulative annual installments of 25 percent per year. During 1998, the Company cancelled 1,311,800 and 3,371,600 stock options held by certain employees with exercise prices ranging from $1.875 to $2.875 and from $0.875 to $1.875 and reissued those options with an exercise price of $1.50 and $0.75,respectively.

The following table summarizes the transactions of the Company's employee stock option plans:

                                                                              Year Ended
                                          -------------------------------------------------------------------------------------
                                          December 25, 1998               December 26, 1997             December 27, 1996
                                          -----------------               -----------------             -----------------
                                                          Weighted                     Weighted                       Weighted
                                                          Average                      Average                        Average
                                                          Exercise                     Exercise                       Exercise
                                            Shares         Price       Shares           Price          Shares          Price
                                            ------       ----------    ------         ----------       ------        ---------
Outstanding at beginning of year          4,661,779        $1.58      4,281,650         $1.50         3,253,450        $0.72
Granted                                   5,280,800        $1.00        981,629         $2.05         1,746,800        $2.81
Exercised                                   104,975        $0.52        205,250         $0.47           423,400        $0.50
Forfeited and cancelled                   5,190,429        $1.83        396,250         $2.33           295,200        $0.52
                                          ---------        -----        -------         -----           -------        -----
Outstanding at end of year                4,647,175        $0.67      4,661,779         $1.50         4,281,650        $1.58
                                          =========        =====      =========         =====         =========        =====

Exercisable at end of year                2,722,300                   1,953,213                       1,200,900
                                          =========                   =========                       =========

Weighted average fair market
Of options granted during year               $ 0.73                      $ 0.76                           $1.49
                                          =========                   =========                       =========

                                   HEARx Ltd.
                          Notes to Financial Statements


The following table summarizes information about fixed employee stock options outstanding at December 25, 1998:


                                                             Weighted
                                                             Average        Weighted         Options         Weighted
                                                            Remaining        Average       Exercisable       Average
                                         Options           Contractual      Exercise       At December       Exercise
          Range of Exercise Price      Outstanding             Life           Price          25, 1998         Price
          -----------------------      -----------         -----------     ----------      -----------       --------
                    $.20                     513,150           5.5            $0.20            513,150        $0.20
                $.21 - $.54                  503,350           5.1            $0.51            470,950        $0.50
                $.55 - $.875               3,559,875           7.7            $0.78          1,702,900        $0.75
                $.88 - $1.49                   2,200           0.2            $1.25              2,200        $1.44
               $1.50 - $1.875                 68,600           5.8            $1.58             33,100        $1.55
                                          ----------                                        ----------
                                           4,647,175                                         2,722,300
                                          ==========                                        ==========



The stock options are exercisable in the following years:

                1999                                    3,628,650
                2000                                      566,700
                2001                                      280,500
                2002                                      171,775
                                                        ---------
                                                        4,647,175
                                                        =========


SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. During the initial phase-in period of SFAS 123, the effects on pro-forma results are not likely to be representative of the effects on pro forma results in the future years since the options vest over several years and additional awards could be made each year. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively, expected volatility ranging from 35% to 67%; risk-free interest rates from 4.35% to 6.76% and expected lives of 10 years.

Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below:

                                                           1998                  1997                  1996
                                                           ----                  ----                  ----
Net Loss applicable to Common Stockholders


     As reported                                 $  (12,931,555)       $  (11,196,124)       $  (17,895,486)
     Pro forma                                   $  (14,718,119)       $  (12,181,611)       $  (18,047,159)

Loss per share - basic and diluted
   As reported                                   $        (0.13)       $        (0.12)       $        (0.25)
   Pro forma                                     $        (0.15)       $        (0.14)       $        (0.25)

                                   HEARx Ltd.
                          Notes to Financial Statements


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

As of December 25, 1998, three directors hold options as follows: 30,000 shares at $ .34, 45,000 shares at $ .6875, 210,000 at $. 75.

C.          STOCK BONUS PLAN

The Board of Directors adopted a Stock Bonus Plan ("Bonus Plan"). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 500,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company's strategic objectives. At present there are nine senior management personnel eligible to participate. No shares were issued in 1998, 1997 or 1996.

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

7. MAJOR CUSTOMER AND CHANGES IN CONTRACTS

During 1998, 1997 and 1996, the Company had sales totaling approximately $3.3 million, $2.7 million and $2.9 million or 12.7 %, 11.1%, and 15.7%, respectively, of net sales to a single customer.

8. RELATED PARTY TRANSACTIONS

In January, 1996, a payment of $100,000 was made to the principal stockholder/officer on the $270,000 advanced by him to the Company during 1995. The remaining $170,000 of the advance plus $63,000 of accrued interest were converted into a three-year note payable bearing interest at prime plus 3%. In January, 1996, cumulative dividends of $214,666 associated with the conversion of Series C Preferred Stock were converted into a promissory note payable to the principal stockholder/officer. In addition, the principal stockholder/officer held a note payable of

                                   HEARx Ltd.
                          Notes to Financial Statements

the Company in the amount of $1,675,000 which was subordinated to all other indebtedness of the Company. The interest rate was prime plus 3%. During August, 1996, each of the three notes payable to the principal stockholder/officer was paid in full. Interest expense on notes and advances payable to the principal stockholder/officer was $144,773 for 1996.

On August 10, 1998, the Company and HEARx West LLC entered into a Management and Services Agreement. The term of this agreement runs concurrently with the limited liability company agreement, which shall continue indefinitely. Under the agreement, the Company provides management and administrative services for the acquisition, development and operation of hearing centers. For services provided, HEARx West LLC pays a quarterly management fee based on the Company's corporate overhead, as defined. The agreement allocates the corporate overhead based on the ratio of the number of HEARx West centers to the total number of centers operated by the Company (including the HEARx West centers). The Company will be reimbursed approximately $1.2 million annually for its general and administrative costs associated with managing the venture. For the period from inception (August 10, 1998) to December 25, 1998, total management fees under this agreement was approximately $466,000, the receivable for which is included in accounts and notes receivable in the accompanying balance sheet.

HEARx West LLC has a $5,000,000 line of credit with the Company, bearing 8.75% interest at December 25,1998, which represents one percentage point above the prime rate charged by Citibank, N.A.. The proceeds are to be used solely for the purpose of establishing, operating or acquiring retail hearing centers. The line of credit expires on November 5, 2008 and is collateralized by substantially all of HEARx West LLC's assets. During the first five years, payments of interest only are due quarterly. Beginning in the sixth year, equal monthly installments of principal and interest are due. At December 25, 1998, $1,500,000 had been advanced to HEARx West LLC, which is included in the accompanying balance sheet, net of HEARx's share of deficiency in assets of HEARx West LLC of $93,100.

9. INCOME TAXES

The Company has accounted for certain items (principally depreciation, allowance for doubtful accounts, and the restructure charge) for financial reporting purposes in periods different from those for tax reporting purposes.

Deferred tax assets are comprised of the following:


                                                  December
                                      --------------------------------
                                          1998                1997
                                      ------------        ------------
Depreciation                          $    190,000        $    102,000
Allowance for doubtful accounts            223,000              93,000
Restructure charge                         849,000               -
Net operating loss carryforward         22,604,000          16,260,000
                                      ------------        ------------
                                        23,866,000          16,455,000
Less valuation allowance               (23,866,000)        (16,455,000)
                                      ============        ============

Net deferred tax asset               $       -           $      -
                                      ============        ============

At December 25, 1998 the Company had net operating loss carryforwards of approximately $59,484,000 for both tax and financial reporting purposes. The losses are available for carryforward for a fifteen year period and will expire beginning in 2002. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

                                   HEARx Ltd.
                          Notes to Financial Statements



10. RESTRUCTURE CHARGE

In order to reduce losses in the northeast region, on December 14, 1998, the Company approved a plan to close 12 of its centers, located in the northeast region. The plan consists of closing the centers, terminating the employees, transferring the equipment and negotiating the lease terminations. As of March 1999, all phases have been completed with the exception of terminating the leases. Management anticipates this phase to be completed by June 1999. These centers closed in January 1999.

These centers had a combined loss for the year ended December 25, 1998 of approximately $1.9 million. A restructure charge of $2,233,800 was recorded in the fourth quarter of 1998 to reflect the costs of closing the centers as detailed below.

Lease termination costs                                             $1,304,400
Employee severance                                                  $   81,800
Write down of Fixed Assets to net realizable value                  $  783,100
Other                                                               $   64,500
                                                                    ----------
Total Restructure Charge                                            $2,233,800
                                                                    ==========


11. COMMITMENTS AND CONTINGENCIES

The Company established the HEARx Ltd. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company's contribution to the plan is determined from year to year by the Board of Directors. The Company's contributions to the plan were approximately $8,400 for the year ended December 25, 1998.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used in estimating fair value disclosure for financial instruments:

Cash and Cash Equivalents - the carrying amounts reported in the balance sheets approximate those assets' fair value.

Investment Securities - the carrying amounts reported in the balance sheets approximate those assets' fair value (Note 2).

                                   HEARx Ltd.
                          Notes to Financial Statements


Accounts Receivable - the carrying amounts reported in the balance sheets approximate those assets' fair value.

Accounts Payable, Accrued Expenses and Long Term Debt - the carrying amounts reported in the balance sheets approximate those liabilities' fair value.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for the Costs of Start - Up Activities," ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company expects that adoption of AOP 98-5 will not have a material impact on its financial position or results of operations. The Company will be required to implement SOP 98-5 for the year ending December 31, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 29, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

                                   HEARx LTD.
                               VALUATION ACCOUNTS
                                   SCHEDULE II



                                        Balance at                                         Balance at
                                        Beginning                                              End
                                        Of Period       Additions         Deductions       Of Period
------------------------------------------------------------------------------------------------------
December 25, 1998
  Allowance for doubtful accounts       $ 246,371       $   553,467       $(211,329)(1)    $ 588,509
======================================================================================================
December 26, 1997
  Allowance for doubtful accounts       $ 789,322       $   243,178       $(786,129)(1)    $ 246,371
======================================================================================================

December 27, 1996
  Allowance for doubtful accounts       $ 341,234       $   492,774       $ (44,686)(1)    $ 789,322
======================================================================================================


(1)    Write-offs to reserve

Item 9.        Changes in and Disagreement with Accountants on
               Accounting and Financial Disclosure




            Not Applicable.

                                    PART III

Item 10.   Directors and Executive Officers

     The information required by this Item for directors is set forth in the Company's 1999 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

     The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company."


Item 11.  Executive Compensation

     The information required by this Item is set forth in the Company's 1999 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth in the Company's 1999 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 13.  Certain Relationships and Related Transactions

      The information required by this item is set forth in the Company's 1999 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1) The following financial statements are filed as part of this report:

        (i)     Balance Sheets as of December 25, 1998 and December 26, 1997.

        (ii) Statements of Operations for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

        (iii) Statements of Changes in Stockholders' Equity for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

        (iv) Statements of Cash Flows for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

        (v)     Notes to the Financial Statements

    (2) The following financial statement schedules are filed as part of this report and are contained on page 41.

        Schedule II           Valuation Accounts
        -----------           ------------------

    (3) Exhibits:

        3.1(1) Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preference and rights of certain preferred stock of the Company. [3]

        3.2(2)                Amendment to Restated Certificate of Incorporation
                              [3.1A]

        3.3(3) Certificate of Designations, Preference and Rights of the Company's 1997 Convertible Preferred Stock [3]

        3.4(4)                By-Laws of HEARx, Ltd. [3.2]

        3.5(6) Certificate of Designations, Preferences and Rights of the Company's 1998 Convertible Preferred Stock. [3]

        4.1(1) Securities Purchase Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

        4.2(3) Registration Rights Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.2]

               4.3(3) Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share). [4.3]

               4.5(4)         Specimen of Certificate representing Common Stock.
                              [4.1]

               4.1(6) Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

               4.2(6) Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto. [4.2]

               4.3(6) Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share). [4.3]

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

               10.9(7)        1995 Flexible Employee Stock Plan [4]#


               23             Consent of Independent Certified Public
                              Accountants.

               27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).



================================================================================
(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed May 17, 1996,as the exhibit number indicated in brackets, and incorporated herein by reference.

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's 1995 Proxy Statement, as the exhibit number indicated in brackets, and incorporated by reference herein.

#      Denotes compensatory plan or arrangement for Company Officer or Director.

(b)    Reports on Form 8-K : None

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HEARx Ltd.
                                                (Registrant)

            Date: March 24, 1999                By: s/Paul A. Brown, M.D.
                                                    ---------------------
                                                      Paul A. Brown, M.D.
                                                      Chairman of the Board

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

Signature                                                   Title                                  Date
---------                                                   -----                                  ----
s/Paul A. Brown, M.D.                                       Chairman of the Board                March 24, 1999
---------------------                                       Chief Executive Officer
Paul A. Brown, M.D.                                         And Director


s/Stephen J. Hansbrough                                     President, Chief                     March 24, 1999
-----------------------                                     Operating Officer and
Stephen J. Hansbrough                                       Director


s/James W. Peklenk                                          Vice President - Finance             March 24, 1999
------------------                                          and Chief Financial Officer
James W. Peklenk

s/David J. McLachlan                                        Director                             March 24, 1999
--------------------
David J. McLachlan

s/Thomas W. Archibald                                       Director                             March 24, 1999
---------------------
Thomas W. Archibald

s/Joseph L. Gitterman III                                   Director                             March 24, 1999
-------------------------
Joseph L. Gitterman III

                                 EXHIBIT INDEX

Exhibit 23     Consent of Independent Certified Public Accountants
Exhibit 27     Financial Data Schedule