Form 10-K/A
period 1998-12-25
HEARX LTD
filed 1999-04-21
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 25, 1998
                            ----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number 0-16453

                                   HEARx LTD.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                  22-2748248
-----------------------------------------------    -----------------------------
         (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

 471 Spencer Drive, West Palm Beach, Florida                   33409
-----------------------------------------------    -----------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (407) 478-8770
                                                      --------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                                               -----------------------------------------

Common Stock, par value $0.10 per share                                    American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

       There are five directors of the Company, each holding office until the next Annual Meeting of Stockholders and until his successor is elected and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. All members of the Board have been previously elected as directors by the Company's stockholders.

       The directors are:

                                          Director                    Positions with
         Name and Age                      Since                       the Company
------------------------------        ---------------        -------------------------------
        Paul A. Brown                      1986                 Chairman of the Board and
             (61)                                                Chief Executive Officer

    Stephen J. Hansbrough                  1997                 President, Chief Operating
             (52)                                                  Officer and Director

     Thomas W. Archibald                   1993                          Director
             (61)

      David J. McLachlan                   1986                          Director
             (60)

   Joseph L. Gitterman III                 1997                          Director
             (62)

       Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. From 1970 to 1984, Dr. Brown was Chairman of the Board of MetPath Inc., a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical lab in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning in 1982 for $140 million. Dr. Brown is the past Chairman of the Board of Overseers of Tufts University School of Medicine as well as an emeritus member of the Board of Trustees of Tufts University, a member of the Visiting Committee of the Boston University School of Medicine and a part-time lecturer in pathology at Columbia University of Physicians and Surgeons. Dr. Brown has served as a member of the Board of Directors of UroCor Inc. since 1988.

       Stephen J. Hansbrough, President, Chief Operating Officer and Director joined the Company in December 1993. Mr. Hansbrough has an extensive background in the retail arena. He served as Chairman and Chief Executive Officer of Dart Drug Stores until 1988. Subsequently and prior to joining the Company, he was an independent consultant specializing in turn-around and start-up operations primarily in the retail field.

       Thomas W. Archibald attended the London School of Economics and received a B.A. degree in economics from Denison University and a Juris Doctor degree from the Ohio State University Law School. He retired from the Bank of New York in 1995 where he served as Executive Vice President of the Personal Trust Sector. He held that position at Irving Trust

Company when it merged with The Bank of New York in 1988. Mr. Archibald is a past Director of Group Health Incorporated, the only not-for-profit health insurance carrier chartered to operate throughout New York State.

       David J. McLachlan holds an A.B. Degree in engineering from Harvard College and a M.B.A. Degree from Harvard Graduate School of Business Administration. He has been the Executive Vice President of Enzyme Company since December 1989. Prior to that he was the Vice President, Treasurer and Chief Financial Officer of Adams-Russell Co., Inc., an owner and operator of cable television systems and Adams-Russell Electronics, Inc. a defense electronics manufacturer.

       Joseph L. Gitterman III attended the University of Virginia and Columbia University. He is the manager of EIP Group LLC, an investing, trading and consulting firm which he founded in 1994. Until 1994, he was the Senior Managing Director of LeBranche & Co. He was a member of the New York Stock Exchange for over thirty years and was appointed a Governor in 1986. At the New York Stock Exchange, he was on over fourteen committees, serving as chairman of some of them. He is director of Classic Turf Co., Intrepid International, Mill Bridge Inc. and Custom Data Services. He is also a trustee of the Margaret Bartlett Foundation, the Steep Rock Association and the Westminster School.

       There are no family relationships between any director or executive officer of the Company.

       The information required by this Item for executive officers of the Company is set forth in Part I of this report under the heading "Executive Officers of the Company."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of any class of equity security of the Company to file with the Securities and Exchange Commission initial reports of such ownership and reports of changes in such ownership. Officers, directors and such beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

       To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 25, 1998, all Section 16(a) filing requirements applicable to its executive officers and directors were made except as follows: for Paul A. Brown, one transaction was for the 1997 fiscal year; for Stephen J. Hansbrough, one transaction was reported late for the 1996 fiscal year; and for James W. Peklenk, one transaction was reported late for the 1997 fiscal year, and one transaction was reported late for the 1996 fiscal year.

SUMMARY COMPENSATION TABLE

       The following table sets forth the annual and long-term compensation for services rendered in all capacities to the Company during the 1998, 1997 and 1996 fiscal years, of those persons who were at fiscal year-end 1998 (i) the Chief Executive Officer and (ii) the other executive officers whose salary and bonus exceeded $100,000 (these three persons are collectively referred to herein as the "Named Executive Officers"):


================================================================================
                           SUMMARY COMPENSATION TABLE
================================================================================

                                         Annual Compensation
                                       -----------------------
Name and                     Year       Salary        Bonus        Options
Position Principal                        ($)          ($)           (#)
--------------------------------------------------------------------------------
Paul A. Brown, M.D.          1998      $225,000       $85,000          -0-
Chairman and Chief           1997       200,000        70,000          -0-
Executive Officer            1996       100,000           -0-          -0-

Stephen J. Hansbrough        1998      $200,000       $70,000          -0-
President and Chief          1997       175,000        50,000          -0-
Operating Officer            1996       151,462        18,510      175,000

James W. Peklenk             1998      $125,000       $25,000       20,000
Vice President - Finance     1997       100,000        20,000       25,000
Chief Financial Officer      1996        83,846        20,000      125,000

--------------------------------------------------------------------------------

OPTION GRANTS IN LAST FISCAL YEAR

       The following table sets forth information with respect to the grants of options to the Named Executive Officers during the fiscal year ended December 25, 1998:

=============================================================================================================================
                                                                                                          Potential
                                                                                                     Realizable Value at
                                                   Percent of                                           Assumed Annual
                                                 Total Options                                          Rates of Stock
                                  Options          Granted to                                         Price Appreciation
                                  Granted         Employees in        Exercise    Expiration           For Option Term
        Name                        (#)           Fiscal Year           Price        Date            5%                10%
-----------------------------------------------------------------------------------------------------------------------------
Stephen J. Hansbrough (1)          175,000           3.31%              $1.50       10/1/06      $ 275,625         $ 288,750
                                   100,000           1.89%                .75       9/29/05         78,750            82,500
                                 1,000,000          18.94%                .75      12/12/05        787,500           825,000
                                   175,000           3.31%                .75       10/1/06        137,813           144,375

James W. Peklenk (1)                20,000            .38%            $1.5625       5/18/08      $  32,813         $  34,375
                                   110,000           2.08%               1.50       10/1/06        173,250           181,500
                                    50,000           0.95%                .75      11/15/05         39,375            41,250
                                    15,000           0.28%                .75       1/18/06         11,813            12,375
                                    25,000           0.47%                .75       5/22/97         19,688            20,625
                                    20,000           0.38%                .75       5/18/08         15,750            16,500
                                   110,000           2.08%                .75       10/1/06         86,625            90,750
=============================================================================================================================

(1) All options granted to Mr. Hansbrough and Mr. Peklenk (excluding to 20,000 options granted to Mr. Peklenk at an exercise price of $1.5625) were granted in connection with the repricing of certain outstanding options approved by the Board of Directors in December 1998.

OPTION EXERCISES AND AGGREGATED FISCAL YEAR END OPTION VALUES

       The following table sets forth certain information with respect to stock option exercises and unexpired stock options granted in fiscal years prior to 1998 and held by the Named Executive Officers as of the end of fiscal 1998:


================================================================================================================
                                  Shares                            Number of            Value of  Unexercised
                                 Acquired        Value         Unexercised Options      In-the-Money Options at
                               On Exercise      Realized         Fiscal Year- End           Fiscal Year-End
                                   (#)                                 (#)
----------------------------------------------------------------------------------------------------------------
                                                                   Exercisable/              Exercisable/
         Name                                                     Unexercisable              Unexercisable
----------------------------------------------------------------------------------------------------------------
Paul A. Brown, M.D.                -0-            -0-              100,000/-0-                  -0-/-0-

Stephen J. Hansbrough              -0-            -0-           1,505,000/362,500           990,903/177,625

James W. Peklenk                   -0-            -0-            106,250/113,750             52,063/55,738
================================================================================================================

TEN-YEAR OPTION REPRICING

       The following table sets forth information with respect to the Company's repricing of certain employee stock options, including two of the Named Executive Officers during the fiscal year ended December 25, 1998:

========================================================================================================================
                                              Number of                                                      Length of
                                              Securities     Market price       Exercise                      Original
                                              Underlying      of Stock at       Price at                    Option Term
                                               Options          Time of         Time of          New        Remaining at
                                             Repriced or     Repricing or     Repricing or    Exercise        Date of
                                               Amended         Amendment       Amendment        Price       Repricing or
             Name              Date              ($)              ($)             ($)            ($)         Amendment
------------------------------------------------------------------------------------------------------------------------
Stephen J. Hansbrough         4/23/98         175,000          $1.5625          $2.875          $1.50      101 months
                             12/14/98         100,000           0.5625          0.8650           0.75       82 months
                             12/14/98       1,000,000           0.5625            1.21           0.75       84 months
                             12/14/98         175,000           0.5625            1.50           0.75       94 months

James W. Peklenk              4/23/98         110,000          $1.5625         $2.8750          $1.50      101 months
                             12/14/98          50,000           0.5625          0.8350           0.75       83 months
                             12/14/98          15,000           0.5625            1.49           0.75       85 months
                             12/14/98          25,000           0.5625           1.875           0.75      101 months
                             12/14/98          20,000           0.5625          1.5625           0.75      118 months
                             12/14/98         110,000           0.5625            1.50           0.75       94 months
========================================================================================================================

REPORT OF THE BOARD OF DIRECTORS ON REPRICING STOCK OPTIONS

       The Company's employee stock option program is administered by the Board of Directors. All options issued pursuant to the Company's stock option plan were issued at the then market price. The market price for the Company's stock, however, has declined, and as a result, a majority of the employee stock options were substantially above the current market price. The Board believes that employee stock options are important to incentivize its employees and align their interests with those of the stockholders. The Board concluded that to allow the options to remain "out of money" did not serve the best interests of the Company and its stockholders. The Board believed that a repricing of these "out of money" options would allow the options to serve their intended purposes and enhance the Company's ability to retain important employees, which includes over 130 licensed hearing professionals. The inability of the Company to retain such employees would reduce its ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect the Company's business.

                               BOARD OF DIRECTORS
                               Paul A. Brown M.D. - Chairman
                               Stephen J. Hansbrough
                               Thomas W. Archibald
                               David L. McLachlan
                               Joseph L. Gitterman III

REPORT OF THE BOARD OF DIRECTORS ON COMPENSATION

       The Company's executive compensation program is administered by the Board of Directors. In addition to base salary, compensation for the Company's executive officers may include annual performance bonuses, stock options pursuant to the Company's stock option plan and otherwise and stock grants pursuant to the Company's stock bonus plan. It is the intention of the Board of Directors to use salary and bonuses as compensation for current and past performance, while using stock options and restricted stock grants to provide incentives for superior long-term performance.

       To establish compensation for the Company's executive officers, the Board of Directors uses subjective performance evaluations, compensation statistics of other similar size health care organizations, and with respect to executive officers other than Dr. Brown, the salary and bonus recommendations of Dr. Brown.

                               BOARD OF DIRECTORS
                               Paul A. Brown M.D. - Chairman
                               Stephen J. Hansbrough
                               Thomas W. Archibald
                               David L. McLachlan
                               Joseph L. Gitterman III

ITEM 11.  EXECUTIVE COMPENSATION

BOARD OF DIRECTORS COMPENSATION

       The Board of Directors received no cash compensation during the fiscal year ended December 25, 1998 for their services as directors and it is not intended that the Board will receive any such compensation during the current fiscal year. The Company reimburses directors for their out-of-pocket expenses for attendance at meetings of the Board. Messrs. Archibald,

McLachlan and Gitterman each received on May 18, 1998 an option to acquire 15,000 shares of Common Stock at a price of $1.5625 per share (the then per share fair market value of the Company's Common Stock), pursuant to the Company's stockholder approved Non-Qualified Stock Option Plan for Non-Employee Directors. These options were immediately exercisable for a period of ten years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Dr. Brown is the Chairman of the Board of Directors and the Company's Chief Executive Officer. Mr. Hansbrough is the President and Chief Operating Officer of the Company. The other members of the Board of Directors are not employees or former employees of the Company.

COMMON STOCK PERFORMANCE

       As part of the executive compensation information presented here, rules of the Securities and Exchange Commission require a five-year comparison of the stock performance for the Company with stock performance of other companies. The closing price of the Common Stock at December 25, 1998 was $0.625 per share. The Common Stock has been traded on the American Stock Exchange since March 15, 1996. Prior thereto, the Company's stock was traded on the over-the-counter market with prices being reported by the National Association of Securities Dealers, Inc., OTC Bulletin Board Service. The Company has selected each of the AMEX market Value Index and the Hambrecht & Quist Healthcare (excluding biotechnology) Index. The graph on the following page reflects all comparison indexes and depicts a comparison of five-year cumulative total returns for each of the Company, the AMEX Market Value and the Hambrecht and Quist Healthcare Index, excluding biotechnology.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 AMONG HEARX LTD., THE AMEX MARKET VALUE INDEX
       AND THE HAMBRECHT & QUIST HEALTHCARE-EXCLUDING BIOTECHNOLOGY INDEX

                                                             HAMBRECHT & QUIST
                                                           HEALTHCARE-EXCLUDING
             HEARX LTD.          AMEX MARKET VALUE             BIOTECHNOLOGY
             ----------          -----------------         --------------------
12/93            100                    100                         100
12/94            110                     91                         106
12/95            205                    115                         177
12/96            450                    122                         196
12/97            250                    148                         234
12/98             90                    151                         284

* $100 INVESTED ON 12/31/93 IN STOCK OR INDEX -- INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table sets forth, as of April 2, 1999, the names of all persons known by the Company to be beneficial owners of more than five percent of the Common Stock. On April 2, 1999, there were 106,276,396 shares of Common Stock issued and outstanding.

                                                         Amount and Nature
   Title             Name and Address of                   Of Beneficial             Percent of
   Class              Beneficial Owner                       Ownership                 Class
-----------------------------------------------------------------------------------------------
Common Stock        Paul A. Brown, M.D.                    11,134,178 (1)              10.5%
                    1250 Northpoint Parkway
                    West Palm Beach, FL 33407

Common Stock        Minnesota Mining and                    8,969,931                   8.9%
                    Manufacturing Company
                    3M Center
                    St. Paul, MN 55144

(1) Includes 100,000 shares of Common Stock subject to non-qualified options, all of which are currently exercisable.

SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth, as of April 2, 1999, the number of shares of Common Stock owned beneficially by each director, each Named Executive Officer and all directors and executive officers as a group.

                                        Amount and Nature of                Percent of
        Name                          Beneficial Ownership (1)                Class
--------------------------------------------------------------------------------------
Paul A. Brown, M.D.                              11,134,178 (2)               10.5%

Stephen J. Hansbrough                             1,630,363 (3)                1.5%

James W. Peklenk                                    121,550 (4)                 *

David J. McLachlan                                  400,459 (5)                 *

Thomas W. Archibald                                 261,700 (6)                 *

Joseph L. Gitterman III                           1,127,500 (7)                1%

All directors and executive                      14,675,750 (8)               13.8%
Officers as a group (6 persons)
--------------------------------------------------------------------------------------


(1) The named individuals have both sole investment power and sole voting power with respect to all securities listed as beneficially owned by them.
(2) Includes 100,000 shares of Common Stock subject to non-qualified options, all of which are currently exercisable.

(3) Includes 1,505,000 employee stock options, which are currently exercisable (or exercisable within 60 days).
(4) Includes 121,250 employee stock options, which are currently exercisable (or exercisable within 60 days).
(5) Includes (i) 135,000 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable, and (ii) 30,000 shares of Common Stock issuable upon the exercise of Common Stock purchase warrants acquired as part of a 1989 private placement.
(6) Includes 90,000 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable.
(7) Includes 127,500 shares of Common Stock issuable upon the exercise of warrants acquired as part of the 1993 private placement.
(8) Includes 2,108,750 shares of Common Stock issuable upon the exercise of options and warrants, which are currently exercisable (or exercisable within 60 days)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HEARx LTD.

Date:  April 21, 1999
                                   By: /s/ Paul A. Brown, M.D.
                                      ------------------------------------------
                                       Paul A. Brown, M.D.
                                       Chairman of the Board