Form 10-Q
period 1999-04-02
HEARX LTD
filed 1999-05-17
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)




                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
         [ X]     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended             April 2, 1999
                                                 ----------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         [  ]     SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                  to
                                        ---------------       -----------------

                         Commission file number 0-16453
                                                -------


                                   HEARx LTD.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

            Delaware                                    22-2748248
       -------------------------------------------------------------
       (State of Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

      1250 Northpoint Parkway, West Palm Beach, Florida              33407
      ------------------------------------------------------------------------
      (Address of Principal Executive Offices)                     (Zip  Code)

      Registrant's Telephone Number,  Including Area Code      (561) 478-8770
                                                               --------------

    ------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

                  Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X  No
   ---    ---

On May 5, 1999 106,328,156 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                                  PAGE
                                                                                  ----

PART I.                    FINANCIAL INFORMATION
         Item 1.  Financial Statements:

           Consolidated Balance  Sheets
                  April 2, 1999 and December 25, 1998                               3

           Consolidated Statements of Operations
                  Three months ended April 2, 1999 and March 27, 1998               4

           Consolidated Statements of Cash Flows
                  Three months ended April 2, 1999 and March 27,1998                5

           Notes to Consolidated Financial Statements                               6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         7-9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk        10

PART II.          OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                          10


         Item 6.  Exhibits and Reports on Form 8-K                                  10

                  Signatures                                                        11

                            HEARX LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             April 2,            December 25,
                                                                               1999                  1998
                                                                            ------------        ------------
                                                                           (unaudited)             (audited)

CURRENT ASSETS:
 Cash and cash equivalents                                                  $  2,253,231        $  2,650,111
 Investment securities                                                         2,776,641           7,170,780
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 542,579  and $588,509                                4,894,970           4,087,912
 Inventories                                                                     498,763             529,427
 Prepaid expenses                                                                296,513             338,868
 Other assets                                                                    391,736             500,888
                                                                            ------------        ------------
     Total current assets                                                     11,111,854          15,277,986

PROPERTY AND EQUIPMENT - NET                                                   9,104,290           7,100,530
INVESTMENT AND ADVANCES IN HEARX WEST LLC                                              -           1,406,900
OTHER                                                                          1,435,556           1,422,901
                                                                            ------------        ------------
                                                                            $ 21,651,700        $ 25,208,317
                                                                            ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $  4,819,699        $  4,877,649
  Restructure reserve                                                            727,029           1,450,739
  Accrued salaries and other compensation                                        445,852             695,892
  Current maturities of long term debt                                           298,356             639,664
                                                                            ------------        ------------
      Total current liabilities                                                6,290,936           7,663,944
                                                                            ------------        ------------

LONG TERM DEBT, LESS CURRENT MATURITIES                                          120,316             123,316
                                                                            ------------        ------------
MINORITY INTEREST                                                               (362,620)                  -
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 11,724,128 and $13,460,270) $1 par,
   2,000,000 shares authorized; issued and outstanding:
        1998 Convertible    7,500 shares outstanding                               7,500               7,500
        1997 Convertible    3,444 & 5,209 shares outstanding                       3,444               5,209
                                                                            ------------        ------------
           Total preferred stock                                                  10,944              12,709
  Common stock; $.10 par; 130,000,000 shares authorized;
   107,818,396, & 104,023,643 shares issued                                   10,781,839          10,402,364
  Additional paid-in capital                                                  77,346,789          77,531,270
  Accumulated deficit                                                        (71,507,258)        (70,257,968)
  Accumulated other comprehensive income                                          43,690              58,263
  Unamortized deferred compensation                                              (66,172)            (75,625)
  Treasury stock, at cost - 1,542,000 common shares                           (1,006,764)           (249,956)
                                                                            ------------        ------------
         Total stockholders' equity                                           15,603,068          17,421,057
                                                                            ------------        ------------
                                                                            $ 21,651,700        $ 25,208,317
                                                                            ============        ============

See  accompanying notes to the consolidated financial statements

                            HEARX LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 27, 1998


                                                     April 2,             March 27,
                                                       1999                 1998
                                                    -------------        -------------
                                                    (Unaudited)           (Unaudited)

NET REVENUES                                        $  10,454,525        $   7,094,329
                                                    -------------        -------------

COSTS AND EXPENSES:
  Cost of products sold                                 3,213,531            2,080,047
  Center operating expenses                             6,081,430            4,664,455
  General and administrative expenses                   1,858,409            1,716,068
  Depreciation and amortization                           586,050              555,055
  Interest expense                                          7,255               19,506
                                                    -------------        -------------
      Total costs and expenses                         11,746,675            9,035,131
                                                    -------------        -------------

LOSS BEFORE MINORITY INTEREST                          (1,292,150)          (1,940,802)

MINORITY INTEREST                                         269,521                    -
                                                    -------------        -------------

NET LOSS                                               (1,022,629)          (1,940,802)

DIVIDENDS ON PREFERRED STOCK                             (226,661)            (104,035)
                                                    -------------        -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $  (1,249,290)       $  (2,044,837)
                                                    =============        =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $       (0.01)       $       (0.02)
                                                    =============        =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                            105,258,978          100,353,997
                                                    =============        =============

See accompanying notes to the consolidated financial statements

                           HEARX LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASHFLOWS
               THREE MONTHS ENDED APRIL 2, 1999 AND MARCH 27, 1998





                                                              1999                 1998
                                                           -----------        -----------
                                                           (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,022,629)       $(1,940,802)
Adjustments to reconcile net loss to net cash
Used by operating activities:
     Depreciation and amortization                             586,051            555,055
     Write down of property and equipment                       19,765                  -
     Provision for doubtful accounts                           151,000               (750)
     Loss on disposition of property                               132             13,852

(Increase) decrease in:
     Accounts and notes receivable                            (958,058)          (549,135)
     Inventories                                                30,664             (3,590)
     Prepaid expenses                                           42,355             90,232
     Other current assets and deferred charges               1,503,450           (387,183)
Increase (decrease) in :
     Accounts payable                                         (134,975)           373,355
     Accrued expenses                                         (896,724)          (636,578)
                                                           -----------        -----------
Net cash used in operating activities                         (678,969)        (2,485,544)
                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                     (2,577,988)          (451,706)
     Purchase of investments                                         -         (6,000,000)
     Proceeds from the sale of mature investments            4,379,565          6,800,918
                                                           -----------        -----------
Net cash provided (used) by investing activities           $ 1,801,577        $   349,212
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principle payments:
     Short-term borrowings                                    (332,243)                 -
     Long-term debt                                             (3,000)           (43,360)
Forgiveness of long-term debt                                   (9,065)                 -
Minority interest                                             (384,940)                 -
Acquisition of treasury stock                                 (756,809)                 -
Accrued dividends                                             (226,661)          (104,035)
Proceeds from the issuance of  stock                           193,230            147,093
                                                           -----------        -----------
Net cash used by financing activities                       (1,519,488)              (302)
                                                           -----------        -----------
Net increase (decrease) in cash and cash equivalents          (396,880)        (2,136,634)
Cash and cash equivalents at beginning of period             2,650,111          3,644,838
                                                           -----------        -----------
Cash and cash equivalents at end of period                 $ 2,253,231        $ 1,508,204
                                                           ===========        ===========


       See accompanying notes to the consolidated financial statements.

                           HEARX LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1998. All adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of results for interim periods have been made.

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Reclassifications

       Certain amounts in the 1998 consolidated financial statements have been reclassified in order to conform to the 1999 presentation.

       Principles of Consolidation

       The consolidated financial statements include the accounts of HEARx Ltd. and HEARx West LLC, a joint venture between HEARx Ltd. and the Permanente Federation. All intercompany transactions and accounts have been eliminated in the consolidation. Minority Interest represents the Permanente Federation's capital contribution less their share of the cumulative losses since the formation of the joint venture.

       2.   STOCKHOLDERS' EQUITY

       Conversion of 1997 Preferred Stock into shares of Common Stock

       During the quarter ended April 2, 1999, 1,765 shares of the 1997 Convertible Preferred Stock were converted into 3,784,751 shares of Common Stock.

       Common Stock

       During the quarter ended April 2, 1999, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 10,000 shares of Common Stock.

       3.   RECENT ACCOUNTING PRONOUNCEMENTS

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for the Costs of Start
       - Up Activities," ("SOP 98-5"). The pronouncement requires all companies to expense as incurred all start up costs related to new operations. It further requires expensing of previously capitalized costs. Since the Company adopted this accounting method in prior years there is no impact on its financial position or results of operations.

       In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 29, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

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

       HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. The Company is currently expanding its hearing care center network through a joint venture ("HEARx West") with the Permanente Federation LLC. The joint venture agreement provides for a 50/50 ownership by the Company and members of the Permanente Federation, with the centers bearing the HEARx name. At the end of the first quarter of 1999, HEARx operated a total of 77 centers. Those include 34 centers in Florida, 13 in New York, 15 in New Jersey and the 15 HEARx West centers in California. HEARx West is expected to open two more centers in California by the end of the third quarter of 1999.

       Management continues to try to position the Company as the leading provider of hearing care to the managed care marketplace. HEARx and HEARx West combined currently receives a per-member-per-month fee for more than
       1.2 million managed care members each month, with Medicare representing more than 500,000, Medicaid approximately 180,000 and commercial in excess of 500,000. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. Management continues to observe, however, that a number of managed care organizations are experiencing significant difficulties arising from the widespread growth and reach of available plans and benefits, as well as the diverse nature of some of the defined participant populations. Many of these organizations, including some of those with whom HEARx has contracts, have focused substantial resources on correcting their own administrative, cost and information systems instead of expanding their plan memberships. As a result, HEARx has not experienced the growth it expected from this market. A number of managed care organizations have announced that they are withdrawing from selected geographic areas, some of which include HEARx markets.

       In order to reduce losses in response to the withdrawal of certain managed care companies from the Northeast region, the Company decided to close 12 of its most severely impacted centers in this region. All of these centers closed in January 1999. A restructure reserve of $1,450,739 was established at the end of fiscal 1998, to cover the costs of closing the centers, including lease termination, employee severance and other costs. The Company believes the remaining reserve of $727,000 at April 2, 1999 is adequate to cover remaining costs. The Company has successfully negotiated and completed lease buy-outs or exercised early termination options on nine of the twelve properties.

       The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue. This review was completed by the Company's Information Technology department. The costs associated with this process relate primarily to salaries and were expensed as incurred. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system malfunction or miscalculation. Management believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company has sent requests for confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible. A majority of the confirmations have been received and favorably evaluated as to Year 2000 issues. However, there can be no guarantee that the systems of other companies will be converted timely, or that a supplier will convert. If these entities are not timely with their conversions, the results could have a material adverse effect on the Company. A plan has been formulated to address these issues and testing will be ongoing through mid 1999. The Company believes any future costs associated with Year 2000 compliance by the Company will be immaterial.

       RESULTS OF OPERATIONS

       For the three months ended April 2, 1999 Compared to the three months ended March 27, 1998

       Net revenues increased $3,360,197, or 47%, to $10,454,526 in the first quarter of 1999 from $7,094,329 in the comparable quarter of 1998. The increase in net revenues resulted from an increase in the Company's non-insured "self-pay" business and the revenues from HEARx West. HEARx Ltd.'s net revenues for the first quarter of 1999, before consolidation with HEARx West, were the highest for a quarter in the Company's history. HEARx Ltd. recorded net revenues of $8,749,070 from 62 centers for the quarter, up 23%, from $7,094,329 from 75 centers for the comparable quarter of 1998.

       The loss before preferred dividends for the first quarter of 1999, including losses from the joint venture HEARx West, decreased 47% from $1,940,802 in the first quarter of 1998 to $1,022,629. The loss from operations before consolidation and preferred stock dividends decreased 61% from $1,940,802 for the first quarter of 1998 to $753,109 for the first quarter of 1999.

       Cost of products sold increased $1,133,484, or 54%, to $3,213,531 in the first quarter of 1999 from $2,080,047 in the comparable quarter of 1998. Approximately 31% of the 54% increase is a direct result of the inclusion of cost of products sold for HEARx West. The remainder of the increase is attributable to the increase in sales from existing centers. The cost of products sold as a percent of net revenues, which was 29% for the first quarter of 1999 and 1998, fluctuates from period to period depending upon the sales mix and sales promotions.

       Center operating expenses increased $1,346,475, or 29%, to $6,010,930 in the first quarter of 1999 from $4,664,455 in the comparable quarter of 1998. Approximately $1,056,949 of the increase is attributable to the center operating expenses of HEARx West. Consolidated center operating expenses as a percent of revenue decreased in the first quarter of 1999 to 58% from 66% in the first quarter of 1998.

       HEARx Ltd.'s general and administrative expenses, before consolidation of HEARx West, decreased $24,868, to $1,691,200 in the first quarter of 1999 from $1,716,068 in the comparable quarter of 1998. Consolidated general and administrative expenses increased $47,876 to $1,763,944 in the first quarter of 1999 from $1,716,068 in the comparable quarter of 1998. Consolidated general and administrative expenses as a percent of net revenue decreased to 18% in 1999 from 24% in the comparable period of 1998.

       At the center level, the Company continues to be profitable in Florida and is profitable in California at the HEARx West centers. Florida sales for the quarter ended April 2, 1999 were up approximately 31%, from the comparable quarter in 1998. In the Northeast market, centers have yet to generate enough revenue to reach profitability, although revenues were up modestly over the comparable quarter of 1998 with 12 fewer centers.

       Depreciation and amortization expense increased $30,996, or 6%, to $586,051 in the first quarter of 1999 from $555,055 in the comparable quarter of 1998. Depreciation and amortization for HEARx Ltd., before consolidation, decreased ten percent, or $56,898. This decrease is due primarily to the closing of twelve centers in the Northeast.

       LIQUIDITY AND CAPITAL RESOURCES

       Working capital decreased $2,793,124 to $4,820,918 as of April 2, 1999 from $7,614,042 as of December 25, 1998. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 1999 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. The Company's strategic plan includes a commitment to loan up to $5 million to HEARx West. As of April 2, 1999, the Company had provided $2.5 million to HEARx West under this agreement. During 1999, the Company expects to lend additional funds to the joint venture under the agreement. During 1999 the Company expects to receive approximately $1.4 million in cash from the joint venture for quarterly management fees and interest payments.

       Net cash used by operating activities decreased from $2,485,544 in the first quarter of 1998, to $678,971 in the first quarter of 1999. The decrease in cash used by operating activities was primarily the result of eliminating intercompany transactions between HEARx Ltd. and HEARx West.

       Net cash provided by investing activities increased from $349,212 in the first quarter of 1998, to $1,801,577 in the first quarter of 1999. Funds from the sales of investments decreased $2,241,383 from $6,800,918 in the first quarter of 1998, to $4,379,565 in the first quarter of 1999. In the first quarter of 1998, $6,000,000 was reinvested in securities and there were no funds reinvested in the first quarter of 1999. In addition, there was a $2,126,282 reduction in cash ($451,706 in 1998 to $2,577,988 in
       1999) primarily used in the construction of leasehold improvements and related purchase of property and equipment for the 15 HEARx West centers.

       Cash from financing activities increased from cash being used from financing activities of $302 in the first quarter of 1998 to $1,519,488 in the first quarter of 1999. This increase was primarily the result of funds in the amount of $1,006,765 used to repurchase the Company's common stock and the repayment of short term borrowings in the amount of $332,243.







       Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the shift of patients from Medicare to managed care and the effect thereof on the Company; the Company's goals of establishing a nationwide center network; the loss of any existing contracts; the year 2000 problem; the effect of closing the 12 northeast centers; and the expected revenues from HEARx West. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, unforeseen capital requirements, and the success of the joint venture with The Permanente Federation, as well as those risks associated with the Company's business described in the Company's filings with the Securities and Exchange Commission, including the Form S-3 resale registration statement dated September 29, 1998.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  None



       PART II - OTHER INFORMATION

       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the quarter ended April 2, 1999, 1,765 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $197,801 were converted into 3,784,751 shares of the Company's Common Stock. The 1997 Convertible Preferred Stock was issued to certain "accredited investors" pursuant to Rule 506 of Regulation D, and the shares issued upon conversion thereof were also issued pursuant to Rule 506 Regulation D.

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

         3.2 Amendment to Restated Certificate of Incorporation. [3.1A]. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

         3.3 Certificate of Designations, Preferences and Rights of the Company's 1997 Convertible Preferred Stock. [3] Filed as an exhibit to the Company's Current Report on Form 8-K, filed March 26, 1997, as the exhibit number indicated in brackets, and incorporated herein by reference.

         3.4 By-Laws of HEARx Ltd. [3.2]. Filed as an exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indicated in brackets, and incorporated herein by reference.

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

                                          HEARx Ltd.
                                          (Registrant)

             Date:  May 17, 1999             By:      s/Stephen J. Hansbrough
                                                      -----------------------
                                                      Stephen J. Hansbrough
                                                      President and
                                                      Chief Operating Officer

             Date:  May 17, 1999             By:      s/James W. Peklenk
                                                      ------------------
                                                      James W. Peklenk
                                                      Vice President and
                                                      Chief Financial Officer