Form 10-Q
period 1999-07-02
HEARX LTD
filed 1999-08-12
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      JULY 2, 1999
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________  TO _______________

                        COMMISSION FILE NUMBER  0-16453
                                                -------

                                   HEARX LTD
--------------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

           DELAWARE                                                          22-2748248
---------------------------------------------------------------------------------------------
 (STATE OF OTHER JURISDICTION OF                                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                            IDENTIFICATION NO.)

 1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                                33407
---------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                      (ZIP  CODE)

REGISTRANT'S TELEPHONE NUMBER,  INCLUDING AREA CODE        (561) 478-8770
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


ON AUGUST 2, 1999 11,011,216 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements:

          Consolidated Balance  Sheets                                                        3
                 July  2, 1999 and December 25, 1998

         Consolidated Statements of Operations                                                4
                 Six months ended July 2, 1999 and June 26, 1998

          Consolidated Statements of Operations                                               5
                 Three months ended July 2, 1999 and June 26, 1998

         Consolidated Statements of Cash Flows                                                6
                 Six months ended July 2, 1999 and June 26,1998

         Notes to  Consolidated Financial Statements                                          7

         Item 2. Management's Discussion and Analysis of Financial Condition                  9 - 12
                 and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                     12

PART II.         OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                      13

         Item 4. Submission of Matters to a Vote of Security Holders                            13

         Item 6. Exhibits and reports on Form 8-K                                               14


                 Signatures                                                                     15

                                   HEARX LTD.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      July 2,           December 25,
                                                                       1999                 1998
                                                                --------------       --------------
                                                                    (unaudited)           (audited)
CURRENT ASSETS:
 Cash and cash equivalents                                      $    3,799,814       $    2,650,111
 Investment securities                                                 948,138            7,170,780
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 495,479  and $588,509                      6,351,905            4,087,912
 Inventories                                                           564,707              529,427
 Prepaid expenses                                                      391,573              338,868
 Other assets                                                          490,391              500,888
                                                                --------------       --------------
     Total current assets                                           12,546,528           15,277,986

PROPERTY AND EQUIPMENT - NET                                         8,821,330            7,100,530
INVESTMENT AND ADVANCES IN HEARX WEST LLC                                -                1,406,900
OTHER                                                                1,406,208            1,422,901
                                                                --------------       --------------
                                                                $   22,774,066        $  25,208,317
                                                                ==============       ==============
                     LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    7,246,152       $    4,877,649
  Restructure reserve                                                  472,589            1,450,739
  Accrued salaries and other compensation                              584,042              695,892
  Current maturities of long term debt                                 292,746              639,664
                                                                --------------       --------------
      Total current liabilities                                      8,595,529            7,663,944
                                                                --------------       --------------

LONG TERM DEBT, LESS CURRENT MATURITIES                                117,316              123,316
                                                                --------------       --------------
MINORITY INTEREST                                                     (290,652)               -
                                                                --------------       --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
  (Aggregate liquidation preference $ 11,531,687 and
  $13,460,270) $1  par, 2,000,000 shares authorized;  issued and outstanding:
        1998 Convertible    7,500 shares outstanding                     7,500                7,500
        1997 Convertible    3,098 & 5,209 shares outstanding             3,098                5,209
                                                                --------------       --------------
           Total preferred stock                                        10,598               12,709
  Common stock; $.10 par; 20,000,000 shares authorized;
   10,878,260 & 104,023,643 shares issued                            1,087,826           10,402,364
  Additional paid-in capital                                        87,081,433           77,531,270
  Accumulated deficit                                              (72,364,229)         (70,257,968)
  Accumulated other comprehensive income                                43,644               58,263
  Unamortized deferred compensation                                    (56,719)             (75,625)
Treasury stock, at cost - 247,790 and  40,531
         common shares                                              (1,450,680)            (249,956)
                                                                --------------       --------------
         Total stockholders' equity                                 14,351,873           17,421,057
                                                                --------------       --------------
                                                                $   22,774,066       $   25,208,317
                                                                ==============       ==============


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX MONTHS ENDED JULY 2, 1999 AND JUNE 26, 1998


                                                                       1999                 1998
                                                                ----------------     ----------------
                                                                 (Unaudited)          (Unaudited)
NET REVENUES                                                    $   22,459,755       $   13,910,905
                                                                --------------       --------------

COSTS AND EXPENSES:
  Cost of products sold                                              6,938,377            3,993,738
  Center operating expenses                                         12,431,648            9,534,405
  General and administrative expenses                                3,769,413            3,383,739
  Depreciation and amortization                                      1,185,328            1,122,374
  Interest expense                                                      12,772               36,716
                                                                --------------       --------------
      Total costs and expenses                                      24,337,538           18,070,972
                                                                --------------       --------------

LOSS BEFORE MINORITY INTEREST                                       (1,877,783)          (4,160,067)

MINORITY INTEREST                                                      197,552               -
                                                                --------------       --------------

NET LOSS                                                            (1,680,231)          (4,160,067)

DIVIDENDS ON PREFERRED STOCK                                          (426,030)            (202,653)
                                                                --------------       --------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                      $   (2,106,261)      $   (4,362,720)
                                                                ==============       ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                   $        (0.20)      $        (0.43)
                                                                ==============       ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                          10,574,252           10,057,940
                                                                ==============       ==============

See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED JULY 2, 1999 AND JUNE 26, 1998

                                                                     1999                        1998
                                                              ------------------          ------------------
                                                                  (Unaudited)                 (Unaudited)
NET REVENUES                                                  $      12,005,229           $       6,816,576
                                                              -----------------           -----------------

COSTS AND EXPENSES:
  Cost of products sold                                               3,724,846                   1,913,691
  Center operating expenses                                           6,350,218                   4,869,950
  General and administrative expenses                                 1,911,004                   1,667,671
  Depreciation and amortization                                         599,277                     567,319
  Interest expense                                                        5,517                      17,210
                                                              -----------------           -----------------
      Total costs and expenses                                       12,590,862                   9,035,841
                                                              -----------------           -----------------

LOSS BEFORE MINORITY INTEREST                                          (585,633)                 (2,219,265)

MINORITY INTEREST                                                       (71,969)                    -
                                                              -----------------           -----------------

NET LOSS                                                               (657,602)                 (2,219,265)

DIVIDENDS ON PREFERRED STOCK                                           (199,369)                    (98,618)
                                                              -----------------           -----------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $        (856,971)          $      (2,317,883)
                                                              =================           =================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $           (0.08)          $           (0.23)
                                                              =================           =================

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                          10,626,327                   10,080,681
                                                              ================            =================


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                      CONSOLIDATED STATEMENT OF CASHFLOWS
                SIX MONTHS ENDED JULY 2, 1999 AND JUNE 26, 1998




                                                                      1999                  1998
                                                                  -------------         -------------
                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (1,680,231)         $ (4,160,067)
Adjustments to reconcile net loss to net cash
Used by operating activities:
     Depreciation and amortization                                   1,185,328             1,122,374
     Write down of property and equipment                               57,605                -
     Provision for doubtful accounts                                   256,000                65,967
     Loss on disposition of property                                     1,474                23,013
     Fixed asset additions related to consolidation                 (2,165,551)               -
     Elimination of sub. Invest. related to consolidation            1,406,900

(Increase) decrease in:
     Accounts and notes receivable                                  (2,519,993)             (642,650)
     Inventories                                                       (35,280)              (63,871)
     Prepaid expenses                                                  (52,705)              (27,496)
     Other current assets and charges                                    4,966              (851,518)
Increase (decrease) in:
      Accounts payable                                               1,292,715             1,093,665
      Accrued expenses                                                 (14,213)             (237,689)
                                                                  -------------         -------------
Net cash used in operating activities                               (2,262,985)           (3,678,272)
                                                                  -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (736,205)             (854,703)
     Purchase of  investments                                       (1,500,000)          (10,300,000)
     Proceeds from sale of mature investments                        7,708,023            12,800,029
                                                                  -------------         -------------
Net cash provided by investing activities                            5,471,818             1,645,326
                                                                  -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments:
     Short-term debt                                                  (332,243)              (41,086)
     Long-term debt                                                     (6,000)               (6,000)
Forgiveness of long-term debt                                          (14,675)              (16,831)
Minority interest                                                     (312,971)               -
Acquisition of treasury stock                                       (1,200,724)               -
Accrued dividends                                                     (426,030)             (202,653)
Proceeds from the issuance stock                                       233,514               189,255
                                                                  -------------         -------------
Net cash used by financing activities                               (2,059,129)              (77,315)
                                                                  -------------         -------------
Net increase (decrease) in cash and cash equivalents                 1,149,704            (2,110,261)
                                                                  -------------         -------------
Cash and cash equivalents at beginning of period                     2,650,110             3,644,838
                                                                  -------------         -------------

Cash and cash equivalents at end of period                        $  3,799,814        $    1,534,577
                                                                  =============       ===============



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

      Reclassifications:

      Certain amounts in the 1998 consolidated financial statements have been reclassified in order to conform to the 1999 presentation.

      Principles of Consolidation:

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

      2.   STOCKHOLDERS' EQUITY

      Reverse Stock Split:

      On June 30, 1999 the Company effectuated a one for ten reverse common stock split. The reverse stock split and a reduction in the authorized shares of common stock to twenty million was approved at the June 7, 1999 Annual Meeting of Shareholders. Each shareholder of ten shares of common stock on June 30, 1999 was entitled to one share of common stock in connection with the reverse split. A cash payment was paid in lieu of fractional shares issued.

      In accordance with FASB 128, Earnings Per Share, the Company has retroactively adjusted its earnings per share computation for all periods presented to reflect the change in capital structure.

      Conversion of 1997 Preferred Stock into shares of Common Stock:

      During the six months ended July 2, 1999, 2,111 shares of the 1997 Convertible Preferred Stock were converted into 4,745,320 shares of Common Stock.

      Common Stock:

      During the six months ended July 2, 1999, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 10,000 shares of common stock.

                                   HEARX LTD.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


      3. RECENT ACCOUNTING PRONOUNCEMENTS

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

      ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATION

      GENERAL

      The Company's strategy for continuing and accelerating center sales growth and market penetration includes both positioning the Company as the leading provider of hearing care to the managed care marketplace, and aggressively advertising to the non-insured self-pay market.

      To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of the continuing shift of Medicare patients to managed care. HEARx and HEARx West combined currently receives a per-member-per-month fee for more than 1.3 million managed care members each month. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. Management continues to observe, however, that a number of managed care organizations are experiencing significant difficulties, and HEARx has not experienced the growth it expected from this market. In part as a result of this, the Company has increased its attention to the self-pay market, focusing an aggressive advertising and marketing program on the uninsured patient. The Company intends to increase its sales to these patients, while creating greater awareness of the Company by the managed care patients covered by contracts with HEARx. A number of managed care organizations have announced that they are withdrawing from selected geographic areas, some of which include HEARx markets. In order to reduce losses in response to the withdrawal of certain managed care companies from the Northeast region, the Company closed 12 of its most severely impacted
      centers in this region in January 1999.   A restructure reserve of
      $1,450,739 was established at the end of fiscal 1998 to cover the costs of closing the centers, including lease termination, employee severance and other costs. The Company believes the remaining reserve of $472,589 at July 2, 1999 is adequate to cover remaining costs.

      HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. The Company is currently expanding its hearing care center network through a joint venture ("HEARx West") with the Permanente Federation LLC. The joint venture agreement provides for a 50/50 ownership by the Company and members of the Permanente Federation, with the centers bearing the HEARx name. At the end of the second quarter of 1999, HEARx operated a total of 77 centers. Those include 33 centers in Florida, 13 in New York, 15 in New Jersey and the 16 HEARx West centers in California. HEARx West is expected to open two more centers in California by the end of the third quarter of 1999.

      RESULTS OF OPERATIONS

      For the three months ended July 2, 1999 Compared to the three months ended June 26, 1998

      Net revenues increased $5,188,653, or 76%, to $12,005,229 in the second quarter of 1999 from $6,816,576 in the comparable quarter of 1998. The increase in net revenues resulted from an increase in the Company's non-insured "self-pay" and managed care business arising from the Company's aggressive advertising campaign and the revenues from HEARx West. HEARx Ltd. recorded net revenues of $8,967,719 from 61 centers for the quarter, up 32%, from $6,816,576 from 75 centers for the comparable quarter of 1998.


      The net loss before minority interest was $585,633 for the second quarter of 1999 from $2,219,265 in the comparable quarter of 1998. The HEARx West joint venture generated net income of $143,938 for the second quarter of 1999, its first full quarter of operations, resulting in minority interest for HEARx Ltd. of $71,969.

      The consolidated loss before preferred dividends for the second quarter of 1999, including earnings from the joint venture HEARx West, decreased 70% from $2,219,265 in the second quarter of 1998 to $657,602 in this quarter. The loss of HEARx Ltd. from operations before consolidation and preferred stock dividends decreased 67% from $2,219,265 for the second quarter of 1998 to $729,571 for the second quarter of 1999.

      Cost of products sold increased $1,811,155, or 95%, to $3,724,846 in the second quarter of 1999 from $1,913,691 in the comparable quarter of 1998.
      Approximately $1.2 million of the   increase is a direct result of  the
      inclusion of cost of products sold for HEARx West. The remainder of the increase is attributable to the increase in sales from existing centers. The cost of products sold as a percent of net revenues, which was 31% and 28 % for the second quarter of 1999 and 1998, respectively, fluctuates from period to period depending upon the sales mix and sales promotions. The results of the second quarter were consistent with management's expectations.

      Center operating expenses increased $1,480,268, or 30%, to $6,350,218 in the second quarter of 1999 from $4,869,950 in the comparable quarter of 1998. Approximately $1.2 million of the increase is attributable to the center operating expenses of HEARx West. During the quarter the Company intensified its aggressive marketing program increasing advertising expense to $1,376,878 up from $900,093 for the comparable quarter of 1998. Consolidated center operating expenses as a percent of revenue decreased in the second quarter of 1999 to 53% from 71% in the second quarter of 1998, which is attributable to higher sales.

      Consolidated general and administrative expenses increased $243,333 to $1,911,004 in the second quarter of 1999 from $1,667,671 in the comparable quarter of 1998. This increase is primarily the result of the inclusion of HEARx West general and administrative expenses. Consolidated general and administrative expenses as a percent of net revenue decreased to 16% in 1999 from 24% in the comparable period of 1998.

      At the center level, the Company continues to be profitable in Florida and is profitable in California at the HEARx West centers. Florida sales for the quarter ended July 2, 1999 were up approximately 34% from the comparable quarter in 1998. In the Northeast market, centers have yet to generate enough revenue to reach profitability, although revenues were up 24% over the comparable quarter of 1998 with 12 fewer centers.

      Depreciation and amortization expense increased $31,958, or 6%, to $599,277 in the second quarter of 1999 from $567,319 in the comparable quarter of 1998. Depreciation and amortization for HEARx Ltd., before consolidation, decreased thirteen percent, or $75,689. This decrease is due primarily to the closing of twelve centers in the Northeast.

      For the six months ended July 2, 1999 Compared to June 26, 1998

      Net revenues increased $8,548,850, or 61%, to $22,459,755 in the first six months of 1999, from $13,910,905 in the comparable period of 1998. The increase in net revenues resulted from an increase in the Company's non-insured "self-pay" and managed care business arising from the Company's aggressive advertising campaign and the revenues from HEARx West. HEARx Ltd. recorded net revenues of $17,716,789 from 61 centers for the first six months of 1999, up 27%, from $13,910,905 from 75 centers for the comparable period of 1998.

      The net loss before minority interest was $1,877,783 for the first six months of 1999, down from $4,160,067 for the comparable period of 1998. The HEARx West joint venture generated net losses of $395,104 for the first six months of 1999, resulting in minority interest losses of $197,552.

      The consolidated loss before preferred dividends for the first six months of 1999, including losses from the joint venture HEARx West, decreased 60% from $4,160,067 in the first six months of 1998 to $1,680,231 for the 1999 period. The loss of HEARx Ltd. from operations before consolidation and preferred stock dividends decreased 64% from $4,160,067 for the first six months of 1998 to $1,482,680 for the first six months of 1999.

      Cost of products sold increased $2,944,639, or 74%, to $6,938,377 in the first six months of 1999 from $3,993,738 in the comparable period of 1998. Approximately $1.8 million of the increase is a direct result of the inclusion of cost of products sold for HEARx West. The remainder of the increase is attributable to the increase in sales from existing centers. The cost of products sold as a percent of net revenues, which was 31% and 29% for the first six months of 1999 and 1998, fluctuates from period to period depending upon the sales mix and sales promotions. The results of the first six months of 1999 were consistent with management's expectations.

      Center operating expenses increased $2,897,243, or 30%, to $12,431,648 in the first six months of 1999 from $9,534,405 in the comparable period of 1998. Approximately $2.2 million of the increase is attributable to the center operating expenses of HEARx West. Consolidated center operating expenses as a percent of revenue decreased in the first six months of 1999 to 55% from 68% in the comparable period of 1998, which is attributable to higher sales.

      Consolidated general and administrative expenses increased $385,674 to $3,769,413 in the first six months of 1999 from $3,383,739 in the comparable period of 1998. This increase is primarily the result of the inclusion of HEARx West general and administrative expenses. Consolidated general and administrative expenses as a percent of net revenue decreased to 16% in 1999 from 24% in the comparable period of 1998.

      Depreciation and amortization expense increased $62,954, or 6%, to $1,185,328 in the first six months of 1999 from $1,122,374 in the comparable period of 1998. Depreciation and amortization for HEARx Ltd., before consolidation, decreased twelve percent, or $132,587. This decrease is due primarily to the closing of twelve centers in the Northeast.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $3,663,043 to $3,950,999 as of July 2, 1999 from $7,614,042 as of December 25, 1998. This decrease is primarily the result of operating losses and the purchase of treasury stock. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs into 2000 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. The Company's strategic plan includes a commitment to loan up to $5 million to HEARx West. As of July 2, 1999, the Company had provided $3.8 million in loans and advances to HEARx West under this agreement. During the remainder of 1999, the Company may lend or advance additional funds to the joint venture under the agreement. During the remainder of 1999 the Company expects to receive approximately $1 million in cash from the joint venture for quarterly management fees and interest payments.

      Net cash used by operating activities decreased from $3,678,272 for the first six months of 1998, to $2,262,985 for the first six months of 1999. The decrease in cash used by operating activities was primarily the result of eliminating intercompany transactions between HEARx Ltd. and HEARx West.

      Net cash provided by investing activities increased from $1,645,326 for the first six months of 1998, to $5,471,818 for the first six months of 1999. Funds from the sales of investments decreased $5,092,006, from $12,800,029 for the first six months of 1998 to $7,708,023 for the first six months of 1999. In the first six months of 1998, $10,300,000 was reinvested in securities and $1,500,000 reinvested in the first six months of 1999.

      Cash from financing activities increased from cash being used from financing activities of $77,315 in the first six months of 1998 to $2,059,129 in the first six months of 1999. This increase was primarily the result of funds in the amount of $1,200,724 used to repurchase the Company's common stock and the repayment of short term borrowings in the amount of $332,243.

      YEAR 2000

      The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue. This review was completed by the Company's Information Technology department. The costs associated with this process relate primarily to
      salaries and are being expensed as incurred.   The Year 2000 problem is
      the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system malfunction or miscalculation. Management believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company has sent requests for confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible. A majority of the confirmations have been received and favorably evaluated as to Year 2000 issues. However, there can be no guarantee that the systems of other companies will be converted timely, or that a supplier will convert. If these entities are not timely with their conversions, the results could have a material adverse effect on the Company. A plan has been formulated to address these issues and testing should be completed by the end of the third quarter of 1999. The Company believes any future costs associated with Year 2000 compliance by the Company will be immaterial. The Company's worst case scenario would be that some of our suppliers would be unable to supply products timely and the Company would have to use alternate vendors.





      Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the shift of patients from Medicare to managed care and the effect thereof on the Company; the intentions of the Company concerning the uninsured, "self-pay" patient; the Company's goals of establishing a nationwide center network; the adequacy of remaining reserves for the center closings; current working capital and revenues from operations being sufficient to support the Company's capital needs; loans and advances to and receipts from the HEARx West joint venture in 1999; and the year 2000 problem. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; the accuracy of the Company's assumptions concerning reserves; unforeseen capital requirements; trends in market sales; and the success of the joint venture with The Permanente Federation, as well as those risks associated with the Company's business described in the Company's filings with the Securities and Exchange Commission, including the Form S-3 resale registration statement dated September 29, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

At the June 7, 1999, Annual Meeting of Shareholders, the stockholders approved a one for ten reverse stock split and a reduction in the authorized shares of common stock to twenty million. The reverse split was effectuated June 30, 1999. Each shareholder of ten shares of common stock on June 30, 1999 was entitled to one share of common stock in connection with the reverse split. No fractional shares were issued. Instead, holders who would otherwise be entitled to receive fractional shares received a cash payment equal to the fraction times $0.4875, the average closing price for the common stock on American Stock Exchange on each of the five trading days preceding June 30, 1999. Trading of the post-split stock on the American Stock Exchange began on July 1, 1999.

During the six months ended July 2, 1999,   2,111 shares of the 1997
Convertible Preferred Stock plus accrued dividends of $243,553 were converted into 4,745,320 shares of the Company's Common Stock. The 1997 Convertible Preferred Stock was issued to certain "accredited investors" pursuant to Rule 506 of Regulation D, and the shares issued upon conversion thereof were also issued pursuant to Rule 506 Regulation D.


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 7, 1999. At that meeting, the stockholders were asked to consider and act on the following matters:

         1. The election of five directors;

         2. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation authorizing a 1 for 10 reverse split of the Company's Common Stock, par value $.10 per share; and

         3. To approve a related amendment to the Company's Amended and Restated Certificate of Incorporation authorizing a reduction in the authorized Common Stock from 130,000,000 shares to 20,000,000 shares.

         The voting of the shareholders on the above issues was as follows:

         For the election of directors:

                                                        Against/           Broker/
       Nominee                          For             Withheld          Non-votes       Abstentions
Paul A. Brown, M.D.                 98,011,453          2,746,776             0            5,581,772
Stephen J. Hansbrough               98,042,175          2,716,057             0            5,581,772
Thomas W. Archibald                 98,247,020          2,511,209             0            5,581,772
Joseph L. Gitterman III             98,246,995          2,511,234             0            5,581,772
David J. McLachlan                  98,249,420          2,508,809             0            5,581,772

            The proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation authorizing a 1 for 10 reverse split of the Company's Common Stock, par value $.10 per share:
         91,947,301 "For"; 8,333,871 "Against"; 0 broker non-votes and 477,057 abstentions.

            The proposal to approve a related amendment to the Company's Amended and Restated Certificate of Incorporation authorizing a reduction in the authorized Common Stock from 130,000,000 shares to 20,000,000 shares: 92,616,313 "For"; 7,588,520 "Against"; 0 broker non-votes and 553,396 abstentions.

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

     3.2(2)                   Amendment to Restated Certificate of Incorporation. [3.1A]

     3.3(3)                   Certificate of Designations, Preferences and Rights of the
                              Company's 1997 Convertible Preferred Stock. [3]

     3.4(5)                   Certificate of Designations, Preferences and Rights of the
                              Company's 1998 Convertible Preferred Stock. [3]

     3.5                      Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares.

     3.6(4)                   By-Laws of HEARx Ltd. [3.2]

     27                       Financial Data Schedule (provided for information of the
                              Securities and Exchange Commission only.)

      ==============================================================================================

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

                                   HEARx Ltd.
                                  (Registrant)

             Date:  August 12, 1999              By:     s/Stephen J. Hansbrough
                                                         -----------------------
                                                         Stephen J. Hansbrough
                                                         President and
                                                         Chief Operating Officer

             Date:  August 12, 1999              By:     s/James W. Peklenk
                                                         ------------------
                                                         James W. Peklenk
                                                         Vice President and
                                                         Chief Financial Officer

                                Exhibit Index

     3.5                      Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares.

     27                       Financial Data Schedule (provided for information of the
                              Securities and Exchange Commission only.)
