Form 10-Q
period 1999-10-01
HEARX LTD
filed 1999-11-09
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)




    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999
                                   ---------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                  TO
                                     ---------------   ------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------
                                   HEARX LTD
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

            DELAWARE                                                         22-2748248
------------------------------------------------------------------------------------------------
  (STATE OF OTHER JURISDICTION OF                                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                                             IDENTIFICATION NO.)

  1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                          33407
------------------------------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (561) 478-8770
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

ON OCTOBER 21, 1999 10,999,008 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets                                                          3
                 October 1, 1999 and December 25, 1998

         Consolidated Statements of Operations                                                4
                 Nine months ended October 1, 1999 and September 25, 1998

         Consolidated Statements of Operations                                                5
                 Three months ended October 1, 1999 and September 25, 1998

         Consolidated Statements of Cash Flows                                                6
                 Nine months ended October 1, 1999 and September 25, 1998

         Notes to Consolidated Financial Statements                                           7 - 8

         Item 2. Management's Discussion and Analysis of Financial Condition                  9 - 12
                 and Results of Operations

PART II.         OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                    13

         Item 6. Exhibits and reports on Form 8-K                                             14


                 Signatures                                                                   15

                                   HEARX LTD.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         October 1,         December 25,
                                                                             1999                1998
                                                                         -----------          ---------
                                                                         (unaudited)          (audited)
CURRENT ASSETS:
 Cash and cash equivalents                                              $  2,714,988        $  2,650,111
 Investment securities                                                     2,000,290           7,170,780
 Accounts and notes receivable, less allowance for
  doubtful accounts of $ 447,139 and $588,509                              6,902,644           4,087,912
 Inventories                                                                 565,851             529,427
 Prepaid expenses                                                            307,454             338,868
 Other assets                                                                419,891             500,888
                                                                        ------------        ------------
    Total current assets                                                  12,911,118          15,277,986



PROPERTY AND EQUIPMENT - NET                                               8,879,719           7,100,530
INVESTMENT AND ADVANCES IN HEARX WEST LLC                                          -           1,406,900
OTHER                                                                      1,761,739           1,422,901
                                                                        ------------        ------------
                                                                        $ 23,552,576        $ 25,208,317
                                                                        ============        ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                  $  8,504,812        $  4,877,649
 Restructure reserve                                                         374,546           1,450,739
 Accrued salaries and other compensation                                     429,949             695,892
 Current maturities of long term debt                                        241,597             639,664
                                                                        ------------        ------------
   Total current liabilities                                               9,550,904           7,663,944
                                                                        ------------        ------------

LONG TERM DEBT, LESS CURRENT MATURITIES                                      378,921             123,316
                                                                        ------------        ------------
MINORITY INTEREST                                                            (79,536)                  -
                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
  (Aggregate liquidation preference $ 9,850,033 and
  $13,460,270) $1 par, 2,000,000 shares authorized; issued and outstanding:
 1998 Convertible 7,315 & 7,500 shares outstanding                             7,315               7,500
 1997 Convertible 1,692 & 5,209 shares outstanding                             1,692               5,209
                                                                        ------------        ------------
    Total preferred stock                                                      9,007              12,709
 Common stock; $.10 par; 20,000,000 & 130,000,000 shares
 authorized; 11,307,718 & 104,023,643 shares issued                        1,130,772          10,402,364
 Additional paid-in capital                                               87,242,601          77,531,270
 Accumulated deficit                                                     (72,905,456)        (70,257,968)
 Accumulated other comprehensive income                                       (3,052)             58,263
 Unamortized deferred compensation                                           (47,266)            (75,625)
Treasury stock, at cost - 303,160 and 40,531
   common shares                                                          (1,724,319)           (249,956)
                                                                        ------------        ------------
   Total stockholders' equity                                             13,702,287          17,421,057
                                                                        ------------        ------------
                                                                        $ 23,552,576        $ 25,208,317
                                                                        ============        ============


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE MONTHS ENDED OCTOBER 1, 1999 AND SEPTEMBER 25, 1998


                                                                   1999                1998
                                                               -----------         -----------
                                                               (Unaudited)         (Unaudited)
           NET REVENUES                                        $ 35,721,997        $ 20,525,107
                                                               ------------        ------------


           COSTS AND EXPENSES:

            Cost of products sold                                11,176,580           5,913,052
            Center operating expenses                            19,038,006          14,625,594
            General and administrative expenses                   5,750,521           4,814,406
            Depreciation and amortization                         1,780,042           1,698,427
            Interest expense                                         19,019              51,332
                                                               ------------        ------------
                  Total costs and expenses                       37,764,168          27,102,811
                                                               ------------        ------------

           LOSS BEFORE MINORITY INTEREST                         (2,042,171)         (6,577,704)

           MINORITY INTEREST                                        (13,563)                  -
                                                               ------------        ------------

           NET LOSS                                              (2,055,734)         (6,577,704)

           DIVIDENDS ON PREFERRED STOCK                            (591,754)           (352,362)
                                                               ------------        ------------

           NET LOSS APPLICABLE TO COMMON SHAREHOLDERS          $ (2,647,488)       $ (6,930,066)
                                                               ============        ============


           NET LOSS PER COMMON SHARE - BASIC AND DILUTED       $      (0.25)       $      (0.69)
                                                               ============        ============

           WEIGHTED AVERAGE NUMBER OF SHARES OF
            COMMON STOCK OUTSTANDING                             10,697,459          10,068,891
                                                               ============        ============


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED OCTOBER 1, 1999 AND SEPTEMBER 25, 1998




                                                                   1999                       1998
                                                                -----------               -----------
                                                                (Unaudited)               (Unaudited)
 NET REVENUES                                                    $ 13,262,242                $6,614,203
                                                                 ------------                ----------


 COSTS AND EXPENSES:
  Cost of products sold                                             4,238,203                 1,919,315
  Center operating expenses                                         6,606,358                 5,091,189
  General and administrative expenses                               1,981,108                 1,430,667
  Depreciation and amortization                                       594,714                   576,053
  Interest expense                                                      6,246                    14,616
                                                                   ----------              ------------
          Total costs and expenses                                 13,426,629                 9,031,840
                                                                   ----------              ------------


 LOSS BEFORE MINORITY INTEREST                                       (164,387)               (2,417,637)

 MINORITY INTEREST                                                   (211,115)                        -
                                                                   ----------              ------------

 NET LOSS                                                            (375,502)               (2,417,637)

 DIVIDENDS ON PREFERRED STOCK                                        (165,724)                 (149,709)
                                                                    ----------             -------------

 NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                        $ (541,226)             $ (2,567,346)
                                                                   ===========             =============

 NET LOSS PER COMMON SHARE - BASIC AND DILUTED                         $(0.05)                  $ (0.25)
                                                                   ===========             =============
 WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                         10,953,351                10,090,686
                                                                   ===========             =============


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            NINE MONTHS ENDED OCTOBER 1, 1999 AND SEPTEMBER 25, 1998




                                                                       1999              1998
                                                                    -----------      -----------
                                                                    (Unaudited)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $ (2,055,735)     $ (6,577,704)
 Adjustments to reconcile net loss to net cash
 Used by operating activities:
  Depreciation and amortization                                        1,780,042         1,696,880
  Write down of property and equipment                                    69,327                 -
  Provision for doubtful accounts                                        422,500           290,967
  Loss on disposition of property                                         14,925            60,268
  Fixed asset additions related to consolidation                      (2,165,551)                -
  Elimination of sub. Invest. related to consolidation                 1,406,900                 -


 (Increase) decrease in:
  Accounts and notes receivable                                       (3,237,232)       (1,073,678)
  Inventories                                                            (36,424)            9,693
  Prepaid expenses                                                        31,415           107,867
  Other current assets and charges                                      (306,614)       (1,063,821)
 Increase (decrease) in:
  Accounts payable                                                     3,424,954           683,350
  Accrued expenses                                                    (1,139,927)         (258,058)
                                                                    ------------      ------------

 Net cash used in operating activities                                (1,791,420)       (6,124,236)
                                                                    ------------      ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (1,378,478)         (854,703)
  Proceeds from sale of property and equipment                                 -            48,310
  Purchase of investments                                             (2,750,000)      (13,800,000)
  Proceeds from sale of mature investments                             7,859,174        22,061,757
                                                                    ------------      ------------
 Net cash provided by investing activities                             3,730,696         7,264,619
                                                                    ------------      ------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings                                                    357,822                 -
 Principle payments:
  Short-term debt                                                       (472,989)         (218,220)
  Long-term debt                                                         (27,295)          (46,155)
 Minority interest                                                      (101,856)                -
 Acquisition of treasury stock                                        (1,474,363)                -
 Accrued dividends                                                      (591,754)         (352,362)
 Proceeds from the issuance of stock                                     436,037         7,295,176
                                                                    ------------      ------------
 Net cash (used) provided by financing activities                     (1,874,398)        6,678,442
                                                                    ------------      ------------
 Net increase in cash and cash equivalents                                64,878         7,818,825
                                                                    ------------      ------------
 Cash and cash equivalents at beginning of period                      2,650,110         3,644,838
                                                                    ------------      ------------
 Cash and cash equivalents at end of period                          $ 2,714,988      $ 11,463,663
                                                                    ============      ============




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

      Principles of Consolidation

      The consolidated financial statements include the accounts of HEARx Ltd. and HEARx West LLC, a joint venture between HEARx Ltd. and the Permanente Federation. All intercompany transactions and accounts have been eliminated in the consolidation. Minority Interest represents the Permanente Federation's capital contribution plus their share of the cumulative earnings since the formation of the joint venture.

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

      Conversion of 1997 Preferred Stock into shares of Common Stock

      During the nine months ended October 1, 1999, 3,517 shares of the 1997 Convertible Preferred Stock were converted into -859,285 shares of Common Stock.

      Conversion of 1998 Preferred Stock into shares of Common Stock

      During the nine months ended October 1, 1999, 185 shares of the 1998 Convertible Preferred Stock were converted into 44,712 shares of Common Stock.

      Common Stock

      During the nine months ended October 1, 1999, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 13,600 shares of common stock.

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

      To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of the continuing shift of Medicare patients to managed care. HEARx and HEARx West combined currently receive a per-member-per-month fee for more than 1.3 million managed care members. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. Management continues to observe, however, that a number of managed care organizations are experiencing significant difficulties, and HEARx has not experienced the growth it expected from this market. In part as a result of this, the Company has increased its attention to the self-pay market, focusing an aggressive advertising and marketing program on the uninsured patient. The Company intends to increase its sales to these patients, while creating greater awareness of the Company by the managed care patients covered by contracts with HEARx. A number of managed care organizations have announced that they are withdrawing from selected geographic areas, some of which include HEARx markets. In order to reduce losses in response to the withdrawal of certain managed care companies from the Northeast region, the Company closed 12 of its most severely impacted centers in this region in January 1999. A restructure reserve of $1,450,739 was established at the end of fiscal 1998 to cover the costs of closing the centers, including lease termination, employee severance and other costs. The Company believes the remaining reserve of $374,546 at October 1, 1999 is adequate to cover remaining costs.

      HEARx intends, as its ultimate goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. The Company is currently expanding its hearing care center network through a joint venture ("HEARx West") with the Permanente Federation LLC. The joint venture agreement provides for a 50/50 ownership by the Company and members of the Permanente Federation, with the centers bearing the HEARx name. At the end of the third quarter of 1999, HEARx operated a total of 78 centers. Those include 33 centers in Florida, 13 in New York, 15 in New Jersey and the 17 HEARx West centers in California.

      RESULTS OF OPERATIONS

      For the three months ended October 1, 1999 compared to the three months ended September 25, 1998

      Net revenues increased $6,648,039, or 101%, to $13,262,242 in the third quarter of 1999 from $6,614,203 in the comparable quarter of 1998. The increase in net revenues resulted from the inclusion of HEARx West revenues and an increase in the Company's non-insured "self-pay" and managed care business arising from the Company's aggressive advertising campaign. . HEARx Ltd. recorded net revenues for the quarter of $8,848,775 from 61 centers for the quarter, up 34%, from $6,614,203 from 75 centers for the comparable quarter of 1998.

      The consolidated net loss before minority interest was $164,387 for the third quarter of 1999 down from $2,417,637 in the comparable quarter of 1998. The HEARx West joint venture generated net income of $422,230 for the third quarter of 1999, resulting in minority interest for HEARx Ltd. of $211,115.

      The consolidated loss before preferred dividends for the third quarter of 1999, (which includes earnings from the joint venture HEARx West) decreased 84% from $2,417,637 in the third quarter of 1998 to $375,502 in this quarter.

      Cost of products sold increased $2,318,888, or 121%, to $4,238,203 in the third quarter of 1999 from $1,919,315 in the comparable quarter of 1998. Approximately $1.6 million of the increase is a direct result of the inclusion of cost of products sold for HEARx West. The remainder of the increase is attributable to the increase in sales from existing centers. The cost of products sold as a percent of net revenues, which was 32% and 29 % for the third quarter of 1999 and 1998, respectively, fluctuates from period to period depending upon the sales mix and sales promotions. The results of the third quarter were consistent with management's expectations.

      Center operating expenses increased $1,515,169, or 30%, to $6,606,358 in the third quarter of 1999 from $5,091,189 in the comparable quarter of 1998. Approximately $ 1.8 million of the increase is attributable to the center operating expenses of HEARx West. Center operating expenses as a percent of revenue decreased in the third quarter of 1999 to 50% from 77% in the third quarter of 1998, which is attributable to higher sales.

      Consolidated general and administrative expenses increased $550,441 to $1,981,108 in the third quarter of 1999 from $1,430,667 in the comparable quarter of 1998. This increase is primarily the result of the inclusion of HEARx West general and administrative expenses. Consolidated general and administrative expenses as a percent of net revenue decreased to 15% in 1999 from 22% in the comparable period of 1998.

      At the center level, the Company continues to be profitable in Florida and is profitable in California at the HEARx West centers. Florida sales for the quarter ended October 1, 1999 were up approximately 26%, from the comparable quarter in 1998. In the Northeast market, centers have yet to generate enough revenue to reach profitability, although revenues were up 87% over the comparable quarter of 1998 with 12 fewer centers.

      Depreciation and amortization expense increased $18,661, or 3%, to $594,714 in the third quarter of 1999 from $576,053 in the comparable quarter of 1998. Depreciation and amortization for HEARx Ltd., before consolidation, decreased seventeen percent, or $98,122. This decrease is due primarily to the closing of twelve centers in the Northeast.

      For the nine months ended October 1, 1999 compared to nine months ended September 25, 1998

      Net revenues increased $15,196,890, or 74%, to $35,721,997 in the first nine months of 1999 up from $20,525,107 in the comparable period of 1998. The increase in net revenues resulted from the inclusion of HEARx West revenues and an increase in the Company's non-insured "self-pay" and managed care business arising from the Company's aggressive advertising campaign. HEARx Ltd. recorded net revenues of $26,565,564 from 61 centers for the first nine months of 1999, up 29%, from $20,525,107 from 75 centers for the comparable period of 1998.

      The consolidated net loss before minority interest was $2,042,171 for the first nine months of 1999 down from $6,577,704 for the comparable period of 1998. The HEARx West joint venture generated net income of $27,126 for the first nine months of 1999, resulting in minority interest income of $13,563.

      The consolidated loss before preferred dividends for the first nine months of 1999, including income from the joint venture HEARx West, decreased 69% from $6,577,704 in the first nine months of 1998 to $2,055,734 for the 1999 period.

      Cost of products sold increased $5,263,528, or 89%, to $11,176,580 in the first nine months of 1999 from $5,913,052 in the comparable period of 1998.Approximately $3.4 million of the increase is a direct result of the inclusion of cost of products sold for HEARx West.The remainder of the increase is attributable to the increase in sales from existing centers.The cost of products sold as a percent of net revenues, which was 31% and 29 % for the first nine months of 1999 and 1998, respectively, fluctuates from period to period depending upon the sales mix and sales promotions. The results of the first nine months of 1999 were consistent with management's expectations.

      Center operating expenses increased $4,412,412, or 30%, to $19,038,006 in the first nine months of 1999 from $14,625,594 in the comparable period of 1998. Approximately $4 million of the increase is attributable to the center operating expenses of HEARx West. Consolidated center operating expenses as a percent of revenue decreased in the first nine months of 1999 to 53% from 71% in the comparable period of 1998, which is attributable to higher sales.

      Consolidated general and administrative expenses increased $936,115 to $5,750,521 in the first nine months of 1999 from $4,814,406 in the comparable period of 1998. This increase is primarily the result of the inclusion of HEARx West general and administrative expenses. Consolidated general and administrative expenses as a percent of net revenue decreased to 16%in 1999 from 23% in the comparable period of 1998.

      Depreciation and amortization expense increased $81,615, or 5%, to $1,780,042 in the first nine months of 1999 from $1,698,427 in the comparable period of 1998. Depreciation and amortization for HEARx Ltd., before consolidation, decreased fourteen percent, or $230,709. This decrease is due primarily to the closing of twelve centers in the Northeast.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $4,253,828 to $3,360,214 as of October 1, 1999 from $7,614,042 as of December 25, 1998. This decrease is primarily the result of operating losses and the share repurchase program. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs well into 2000 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise. The Company's strategic plan includes a commitment to loan up to $5 million to HEARx West.As of October 1, 1999, the Company had provided $3.8 million in loans and advances to HEARx West under this agreement. During the remainder of 1999, the Company may lend or advance additional funds to the joint venture under the agreement. During the remainder of 1999 the Company expects to receive approximately $600,000 in cash from the joint venture for quarterly management fees and interest payments.

      Net cash used by operating activities decreased from $6,124,236 for the first nine months of 1998, to $1,791,422 for the first nine months of 1999.The decrease in cash used by operating activities was primarily the result of the reduction of operating losses and the elimination of intercompany transactions between HEARx Ltd. and HEARx West.

      Net cash provided by investing activities decreased from $7,264,619 for the first nine months of 1998, to $3,370,696 for the first nine months of 1999.Funds from the sales of investments decreased $14,202,583 from $22,061,757, for the first nine months of 1998, to $7,859,174 for the first nine months of 1999.In the first nine months of 1998, $13,800,000 was reinvested in securities and $2,750,000 reinvested in the first nine months of 1999.

      Cash from financing activities decreased from cash being provided from financing activities of $6,678,442 in the first nine months of 1998 to cash being used of $1,874,398 in the first nine months of 1999.This decrease was primarily the result of funds in the amount of $7,492,500 from a preferred stock offering being included in the first nine months of 1998.As of October 1, 1999 funds in the amount of $1,474,363 has been used to repurchase the Company's Common Stock.

      YEAR 2000

      The Company has conducted a comprehensive review of its computer systems to identify any system that could be affected by the "Year 2000" issue.This review was completed by the Company's Information Technology department. The costs associated with this process related primarily to salaries and were expensed as incurred.The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than 2000.This could result in a system malfunction or miscalculation.Management believes the Year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs have been written within the past three years and use four digits to define the applicable year. The Company has sent requests for confirmations to outside vendors and principal customers to ensure their programs are Year 2000 compatible.A majority of the confirmations have been received and favorably evaluated as to Year 2000 issues. However, there can be no guarantee that the systems of other companies will be converted timely, or that a supplier will convert. If these entities are not timely with their conversions, the results could have a material adverse effect on the Company. A plan has been formulated to address these issues and testing has been completed.The Company believes any future costs associated with Year 2000 compliance by the Company will be immaterial. The Company's worst case scenario would be that some of our suppliers would be unable to supply products timely and the Company would have to use alternate vendors.





      Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the shift of patients from Medicare to managed care and the effect thereof on the Company; the intentions of the Company concerning the uninsured, "self-pay" patient; the Company's goals of establishing a nationwide center network; the adequacy of remaining reserves for the center closings; current working capital and revenues from operations being sufficient to support the Company's capital needs; loans and advances to and receipts from the HEARx West joint venture in 1999; and the year 2000 problem.Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; the accuracy of the Company's assumptions concerning reserves; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation, as well as those risks associated with the Company's business described in the Company's filings with the Securities and Exchange Commission, including the Form S-3 resale registration statement dated September 29, 1998.

      PART II. OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds

      During the quarter ended October 1, 1999, 1,406 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $195,633 and 185 shares of the 1998 Convertible Preferred Stock plus accrued dividend of $16,156 were converted into 384,749 and 44,712 shares, respectively, of the Company's Common Stock. The 1997 and 1998 Convertible Preferred Stock was issued to certain "accredited investors" pursuant to Rule 506 of Regulation D, and the shares issued upon conversion thereof were also issued pursuant to Rule 506 Regulation D.

Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits:
       -------------

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

       3.3(3) Certificate of Designations, Preferences and Rights of the Company's 1997 Convertible Preferred Stock. [3]

       3.4(5) Certificate of Designations, Preferences and Rights of the Company's 1998 Convertible Preferred Stock. [3]

       3.5(6) Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares. [3.5]

       3.6(4)           By-Laws of HEARx Ltd. [3.2]

       27               Financial Data Schedule (provided for information of the
                        Securities and Exchange Commission only.)
---------------
       (1)              Filed as an exhibit to the Company's Current Report on
                        Form 8-K, filed May 17, 1996, as the exhibit number
                        indicated in brackets, and incorporated herein by
                        reference.

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

       (5) Filed as an exhibit to the Company's Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

       (6)              Filed as an exhibit to the Company's Quarterly Report on
                        Form 10-Q for the period ended July 2, 1999, as the exhibit number indicated in brackets, and incorporated herein by
                        reference.


       (b) Reports on Form 8-K:

       None

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEARx Ltd.
                                    (Registrant)

 Date:November 8, 1999             By:     s/Stephen J. Hansbrough
                                           -----------------------
                                           Stephen J. Hansbrough
                                           President and
                                           Chief Operating Officer

 Date:November 8, 1999             By:     s/James W. Peklenk
                                           ------------------
                                           James W. Peklenk
                                           Vice President and
                                           Chief Financial Officer