Form 10-K
period 1999-12-31
HEARX LTD
filed 2000-03-28
CIK 821536

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

  FOR THE FISCAL YEAR ENDED   DECEMBER 31, 1999
                            ---------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   [ ] SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------

                                   HEARx LTD.
       ------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                 DELAWARE                                22-2748248
     --------------------------------------------------------------------
     (STATE OF OTHER JURISDICTION                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

  1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA            33407
 ------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP  CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (561) 478-8770
                                                    ---------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------             -----------------------------------------

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

AS OF MARCH 21, 2000, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE) WAS APPROXIMATELY $55,197,132.

       ON MARCH 21, 2000, 11,934,515 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

       PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF THE REGISTRANT'S STOCKHOLDERS ("2000 PROXY STATEMENT"), TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, ARE INCORPORATED BY REFERENCE IN
PART III HEREOF

                                     PART I

ITEM 1. BUSINESS

       HEARx Ltd. ("HEARx" or the "Company") operates a network of hearing care centers which provide a full range of audiological products and services for the hearing impaired. The Company's strategy for continuing and accelerating centers sales growth and market penetration includes positioning the Company as the leading provider of hearing care to the managed care marketplace, and aggressively advertising to the non-insured self-pay market. The Company believes it is well positioned to successfully address the concerns of access, quality and cost of the managed care and health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers. HEARx believes that such success requires the Company to offer convenient distribution points, uniform centers (meaning standardized personnel qualification, testing, formats, products, prices and ancillary services) and a documented quality control program.

       HEARx and its subsidiary, HEARx West, currently receive a per-member-per-month fee for more than 1.3 million managed care members. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of the continuing shift of Medicare patients to managed care. In addition, the Company has increased its attention to the self-pay market, focusing an aggressive advertising and marketing program on the uninsured patient. The Company intends to increase its sales to these patients, while creating greater awareness of the Company by the managed care patients covered by contracts with HEARx.

       HEARx was incorporated in Delaware on April 11, 1986.

FACILITIES AND SERVICES

       Each HEARx center is staffed or supervised by a minimum of one professionally trained, licensed and certified audiologist and at least one patient care coordinator. The majority of the Company's centers are located in conveniently accessible strip shopping centers and are typically 1,500 to 2,500 square feet in size. The Company's goal is to have all centers virtually identical in interior space design, exterior marking and signage. This uniform appearance helps reinforce the consistent service and quality the Company strives to provide to patients at all locations. Each center provides comprehensive hearing services that include:

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

CUSTOMERS AND MARKETING

       The majority of HEARx hearing aid sales in the fiscal year ended December 31, 1999 resulted from physician referrals and through contracts with institutional buyers (health maintenance organizations, insurance companies, or unions). The Company believes that its future growth depends in part on its ability to inform hearing impaired consumers of the importance of professional hearing testing and the availability of quality hearing devices. The Company expects to continue to establish relationships with health organizations and physicians that promote HEARx to the hearing impaired.

       Because HEARx believes that hearing loss is a medical problem and not simply a retail opportunity the Company encourages all patients to see a physician prior to purchasing a hearing aid. The Company believes it has established strong relationships with area physicians, which represent a significant source of continuing patient referrals. HEARx further maintains these relationships using its computerized medical reporting system to provide each referring physician a full report on each of their patient visits to HEARx.

       HEARx's marketing plan focuses on educating both physicians and patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices in improving the quality of life for hearing impaired individuals. The Company works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education. In connection with its marketing program, HEARx has developed a direct consumer marketing campaign, which utilizes television, radio, newspaper and magazine advertisements, direct mailings, and company-operated free seminars on hearing and hearing loss. Additionally, during January 2000, the Company formed a strategic marketing partnership with TIME Magazine ("TIME"). As part of this program, HEARx patients visiting HEARx centers will be able to subscribe to TIME Regular or the TIME Large print edition. In addition, HEARx will be offering previous patients an opportunity to receive as a gift a TIME watch and two free months of either TIME Magazine. TIME, as part of the agreement, will include a HEARx offer to TIME subscribers and prospective subscribers residing in zip codes serviced by HEARx. Both of these groups will receive a discount at HEARx when purchasing a hearing aid in addition to a free year's subscription of either edition of TIME.

       In an effort to supplement its base of sales to and through the healthcare provider contracts which continue to account for the majority of the Company's sales, the Company has, since late 1997, developed and refined its marketing programs oriented toward the non-insured "self pay" patient. In 1999, the programs have generated self-pay sales approximating 33% of total revenues.

       During 1999, the Company did not have sales totaling 10% or more of total net sales to a single customer. In each of 1998 and 1997, the Company had sales of 10% or more of total net sales to single customers as follows: approximately $3.3 million, or 12.7%, to Health Options and $2.7 million, or 11.1%, Oxford Health.

OPERATIONS

Company-owned Centers

       At the end of 1999, the Company operated a total of 79 centers located in Florida, New York, New Jersey and in California through HEARx West. In January of 1999, HEARx closed twelve of its centers in the northeast in response to the withdrawal of some managed care companies from that region. During 1999, the Company opened 18 centers in California as part of HEARx West, its joint venture with the Permanente Federation. The Company's long term goal, where the population warrants, is to open "clusters" of four to six Company-owned centers within a city or county in the Company's primary markets in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as to personnel recruiting and supervision for the centers.

Joint Venture

       During August 1998, HEARx formed a joint venture, HEARx West LLC, with the Permanente Federation LLC to create and operate a network of retail centers to serve the needs of the hearing impaired principally in California. The joint venture agreement provides for a 50/50 ownership by HEARx and the Permanente Federation, with the centers bearing the HEARx name. HEARx is responsible for the daily operation of the centers, however all clinical and quality issues are the responsibility of a joint committee comprised of HEARx and Permanente clinicians.

       During 1999, HEARx West centers concentrated on providing hearing aids and diagnostic audiology testing to Kaiser Permanente's members and self pay patients in the state of California. During 2000, HEARx West will also seek contracts to provide services to members of other managed care organizations and self pay patients. At the end of 1999, HEARx operated 18 HEARx West centers in southern California. HEARx West has the first right of refusal for any geographic expansion opportunities for new HEARx centers, excluding expansion in the states of Florida, New Jersey and Pennsylvania, which shall remain exclusively with HEARx Ltd.

Managed Care and Institutional Contracts

       Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HEARx believes that to successfully implement its growth strategy, contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced, and relationships with local area physicians are enhanced. Critical to providing care to members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, uniform centers meets the needs of the patients and their providers.

       HEARx enters into provider agreements with health insurance or managed care organizations for the furnishing of hearing care on three different bases:
(a) fee for service basis based on a contractual rate offered by HEARx to provider's members (all paid for by the patient); (b) a per capita basis, which is a fixed payment per patient per month from the provider to HEARx, determined by the number of patients to be served and the amount to be paid by the insurance or managed care organization (the balance is paid by the individual member); or (c) an encounter basis where the Company is paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to HEARx by the individual member).

RENEWAL OF AGREEMENTS WITH HEALTH INSURANCE AND MANAGED CARE ORGANIZATIONS

       The terms of most of these agreements are to be renegotiated annually, and most of these agreements may be terminated by either party on 90-days notice at any time. The early termination of or failure to renew the agreements could adversely affect the operation of the hearing care centers located in the related market area. In addition, the early termination of or failure to renew the agreements which provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company's results of operations. The Company is not aware of any likely contract terminations at this time.

DISTINGUISHING FEATURES

Integral to the success of HEARx's strategy is the strengthening of consumer's confidence in the hearing care industry and the differentiation of HEARx from its competitors. To that end, the Company has accomplished several unique objectives, which are highlighted below.

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

Scientific Advisory Board

       HEARx has formed a Scientific Advisory Board consisting of some of the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the five members of the Scientific Advisory Board is a highly trained professional with extensive experience in the hearing field and is affiliated with a prestigious university and/or institution. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company's overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

       The current members of the Scientific Advisory Board and field with respect to which each consults with the Company are listed below:

Hearing Testing
        James Jerger, Ph.D.
        Professor of Audiology
        University of Texas at Dallas
        Dallas, TX

Patient Satisfaction and Outcomes
        Lucille Beck, Ph.D.
        Director of Audiology and Speech Pathology Services
        VA Medical Center
        Washington, D.C.

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

COMPETITION

       The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 2,500 of these practitioners are audiologists working for hospitals or physicians, 2,500 of the practitioners are licensed audiologists in private practice, and the remaining 6,000 are hearing aid specialists . Industry surveys estimate that approximately 5% of all hearing aids are sold in physicians' offices, 60% are dispensed by qualified audiologists in private practice, and the remaining 35% are sold by hearing aid specialists.

       Because there are no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of competitors of the Company in every market where the Company has operations, or the percentage of market share enjoyed by the Company. Based on 1999 industry-reported sales in the State of Florida, the Company's market share of hearing aid sales in Florida was approximately 22%.

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

RELIANCE ON MANUFACTURERS AND QUALIFIED HEARING PROFESSIONALS

       Through its hearing care centers, HEARx makes hearing aids available to patients which are supplied by approximately five major manufacturers, as well as hearing enhancement devices manufactured by other companies. The Company relies on these manufacturers to supply such products, and a significant disruption in supply from any or all of these manufacturers could adversely affect the Company's business. In the event of a disruption of supply from one or more of the Company's current suppliers, the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

       The Company currently employs 150 licensed hearing professionals, of which 120 are audiologists. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company's ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. Management believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

REGULATION

Federal

       The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination. In 1993, the State of Vermont petitioned the FDA to drop the waiver provision and mandate a physician visit. A final decision has never been generated. A majority of the patients in HEARx centers are members of the managed care or institutional providers with whom HEARx has contracts to provide hearing care. Some of these organizations require a physician referral. Consequently, a new federal or state physician referral mandate should not have an adverse impact on the Company's operations. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 3-30 days, HEARx offers its customers a full 30-day period and up to a 60-day period for patients who participate in the free HEARx Educational Listening Program (H.E.L.P.) family hearing counseling program.

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

SEASONALITY

       The Company is not generally affected by seasonality.

EMPLOYEES

       At December 31, 1999, HEARx Ltd. had approximately 360 full-time employees, of which 60 were employed by HEARx West.

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

       As of December 31, 1999, the Company operated 33 centers in Florida, 15 in New Jersey and 13 in New York and 18 HEARx West centers in California. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 700 and 3,000 square feet with annual base rents ranging from approximately $8,700 to $76,000. In January 1999, the Company closed twelve centers in the northeast. The Company has successfully negotiated and completed lease buy-outs, exercised early termination options or subleases on ten of the twelve properties.

       The Company believes its facilities are adequate and suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                        EXECUTIVE OFFICERS OF THE COMPANY

       The following sets forth certain information as of the date hereof with respect to the Company's executive officers. Each of Dr. Brown and Mr. Hansbrough are serving pursuant to employment agreements with 5 year terms. Mr. Peklenk has been appointed to a term which will expire at the annual meeting of Board of Directors held at the time of the 2000 Annual Meeting of Stockholders, or at the time his successor is duly elected and qualified:

       NAME AND POSITION           AGE      FIRST SERVED AS OFFICER
       -----------------           ---      -----------------------

Paul A. Brown, M.D.                 61              1986
Chairman of the Board
Chief Executive Officer


Stephen J. Hansbrough               52              1993
President, Chief Operating
Officer and Director

James W. Peklenk                    54              1996
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

       James W. Peklenk, Vice President - Finance and Chief Financial Officer, joined the Company in November 1995 as Controller and became Vice President Finance and Chief Financial Officer in June 1996. He has a B.S. in Accounting from the University of Louisville. From 1991 until joining HEARx, Mr. Peklenk was Vice President, Finance/CFO, for Shooters International, Inc., an international restaurant operator and franchiser of Shooters Waterfront Cafes. Prior thereto , Mr. Peklenk was Director of Internal Audit for Chi-Chi's Mexican Restaurants, and before that an Audit Partner with the international accounting firm of Grant Thornton.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The following table sets forth the high and low sales prices of the Common Stock as reported by the American Stock Exchange (AMEX), ticker symbol EAR, for the fiscal quarters indicated. On June 30, 1999 the Company effectuated a one for ten reverse common stock split. The reverse stock split and a reduction in the authorized shares of common stock to twenty million was approved at the June 7, 1999 Annual Meeting of Stockholders. Each stockholder of ten shares of common stock on June 30, 1999 was entitled to one share of common stock in connection with the reverse split. A cash payment was paid in lieu of fractional shares. Accordingly, the Company has restated all share and per share data for all periods presented to reflect the change in capital structure.


                    Fiscal Quarter             Common Stock
                    --------------             ------------
                                               High           Low
                                               ----           ---
                         1998
                         ----
           First                             $ 15 5/8       $15
           Second                              15 5/8        14 7/16
           Third                                8 3/4         8 1/8
           Fourth                               6 1/4         5 5/8
                         1999
                         ----
           First                              $ 7 1/2       $ 5
           Second                               5 5/8         4 3/8
           Third                                5 3/8         4 3/8
           Fourth                               4 7/8         3 9/16


       As of March 21, 2000, there were 1,927 holders of record of the Common Stock. The Company estimates that included within the holders of record are approximately 17,300 beneficial owners of the Common Stock.

Dividend Policy

       HEARx has never paid and does not anticipate paying any dividends on the Common Stock in the foreseeable future but intends to retain any earnings for use in the Company's business operations.

Unregistered Sale of Securities

       During 1999, 4,209 shares of the Company's 1997 Preferred Stock were converted into 1,098,906 shares of the Company's Common Stock. The Preferred Stock was initially issued to certain "accredited investors" pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon the conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.

       During 1999, 185 shares of the Company's 1998 Preferred Stock were converted into 44,712 shares of the Company's Common Stock. The Preferred Stock was initially issued to certain "accredited investors" pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.

SHAREHOLDER RIGHTS PLAN

       On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a "Right") for each outstanding share of Common Stock was declared, payable to the stockholders of record on December 31, 1999. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009.

       Following the acquisition of 15% or more of the Company's Common Stock by a person or group without the prior approval of the Board of Directors, the holders of the Rights (other than the acquiring person) will be entitled to purchase shares of Common Stock (or Common Stock equivalents) at one-half the then current market price of the Common Stock, or at the election of the Board of Directors, to exchange each Right for one share of the Company's Common Stock (or Common Stock equivalent). In the event of a merger or other acquisition of the Company without the prior approval of the Board of Directors, each Right will entitle the holder (other than the acquiring person), to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The Company will be able to redeem the Rights at $0.01 per Right at any time until a person or group acquires 15% or more of the Company's Common Stock.

       The Series H Junior Participating Preferred Stock is subject to the rights of the holders of any shares of any series of preferred stock of the Company ranking prior and superior to the Series H Junior Participating Preferred Stock with respect to dividends. The holders of shares of Series H Junior Participating Preferred in preference to the holders of shares of Common Stock, and any other junior stock, shall be entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefore.

ITEM 6.   SELECTED FINANCIAL DATA

       The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages have been derived from the audited consolidated financial statements of the Company:

OPERATING STATEMENT DATA:

                                                                                        Year Ended
                                                             ----------------------------------------------------------
                                                            December 31              December 25             December 26
                                                              1999(1)                    1998                    1997
                                                              -------                    ----                    ----
Net Revenues                                               $ 47,686,868             $ 27,493,849            $ 24,213,879
Total costs and expenses                                     52,038,441               39,222,091(2)           33,417,880
                                                            ------------             ------------           -------------
Loss before equity in loss of joint venture                   4,351,573)             (11,728,242)             (9,204,001)
Minority Interest/Equity in loss of joint venture               347,677                 (615,420)                   -
Dividends on preferred stock                                   (821,387)                (587,893)             (1,992,123)
                                                            ------------             ------------           -------------
Net loss applicable to common stockholders                 $ (4,825,283)            $(12,931,555)           $(11,196,124)
                                                           =============            =============           =============
Loss per common share:
Basic and diluted, including dividends on
preferred stock                                            $     (0.45)             $     (1.28)            $      (1.25)
                                                           =============            ============            =============

Weighted average
number of common shares
outstanding                                                   10,775,006             10,126,979                 8,960,503
                                                           =============            ============            =============
Cash dividends per common
  Share                                                          None                      None                      None
                                                                 ====                      ====                      ====

                                                                                  Year Ended
                                                                  ---------------------------------------
                                                                      December 27              December 29
                                                                         1996                      1995
                                                                         ----                      ----
Net Revenues                                                         $ 18,490,561             $11,170,068
Total costs and expenses                                               26,349,540              13,383,521
                                                                     -------------           -------------
Loss before equity in loss of joint venture                            (7,858,979)             (2,213,453)
Minority Interest/Equity in loss of joint venture                            -                        -
Dividends on preferred stock                                          (10,036,507)                    -
                                                                     -------------           -------------
Net loss applicable to common stockholders                           $(17,895,486)            $(2,213,453)
                                                                     =============            ============
Loss per common share:
Basic and diluted, including dividends on
preferred stock                                                      $    (2.51)              $    (0.49)
                                                                     =============            ============
Weighted average
number of common shares
outstanding                                                            7,119,712               4,516,409
                                                                     ============             ==========
Cash dividends per common
  Share                                                                 None                    None
                                                                        ====                    ====


(1) As discussed in Note 1 to the Consolidated Financial Statements, during 1999 the Company's Consolidated Financial Statements include the accounts of HEARx West, its 50% subsidiary.

(2) During December 1998, the Company recorded a restructure charge of $2,233,800 in connection with the closing of 12 centers in the northeast in January 1999.

BALANCE SHEET DATA:


                                                                                  As of
                                           December 31       December 25       December 26       December 27       December 29
                                           -----------------------------------------------------------------------------------
                                              1999              1998              1997              1996              1995
                                              ----              ----              ----              ----              ----
Total assets                               $22,879,751       $25,208,317       $28,359,547       $26,627,484        $6,450,628

Working capital (deficit)                      938,815         7,614,042        13,136,147        12,456,391        (1,317,179)

Long-term debt, net of
 current portion                               322,332           123,316           177,897           230,258         2,316,300

Book value per share (1)                         0 .18             0 .39              1.60             2.30              (1.20)


(1) represents total stockholders' equity less aggregate liquidation preferences on preferred stock, divided by shares of common stock outstanding at year end.

ITEM 7.    MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
           AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

The Company's strategy for continuing and accelerating center sales growth and market penetration includes both positioning the Company as the leading provider of hearing care to the managed care marketplace, and aggressively advertising to the non-insured self-pay market.

HEARx intends, as its long term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. The Company is currently expanding its hearing care center network through HEARx West LLC. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation of HEARx West, with the centers bearing the HEARx name. The initial opening of 15 HEARx West centers in Southern California was completed by January 6, 1999.

At the center level, HEARx is profitable in Florida where sales for the year ended December 31, 1999 were up approximately 31% over the comparable period in 1998. Also during 1999, the California centers, operating under HEARx West were profitable at the center level. In the Northeast market, however, centers have yet to generate enough revenue to reach profitability. In order to reduce losses in response to the withdrawal of certain managed care companies from the Northeast region, the Company closed 12 of its most severely impacted centers in this region during January 1999. A restructure reserve of $1,450,739 was established at the end of fiscal 1998 to cover the costs of closing the centers, including lease termination, employee severance and other costs. The Company believes the remaining reserve of $214,656 at December 31, 1999 is adequate to cover remaining costs.

Effective January 1, 2000, Florida Health Choice of southeast Florida and United Healthcare of New Jersey discontinued providing hearing care benefits to Medicare participants. Total revenue generated from these plans in 1999 was approximately $692,000. In addition, several other insurance companies, which the Company has contracts with, significantly changed their contract benefits or service areas. The Company believes these changes will not have a material effect on the Company's financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse affect on its financial condition or results of operations.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Prior to March 1999, HEARx Ltd. accounted for its investment in HEARx West using the equity method because HEARx did not control HEARx West due to certain provisions in the joint venture agreement. During 1999, as a result of amendments to the agreement, HEARx obtained control of HEARx West. Accordingly, during 1999, HEARx has included the financial position and results of operations of HEARx West in its consolidated financial statements.

Net revenues increased $20,193,019, or 73%, to $47,686,868 in 1999 from
$27,493,849 in 1998. The consolidation of HEARx West revenues contributed approximately $12,446,000 to the increase. The Company's aggressive advertising campaign during 1999 yielded revenues from self-pay patients of approximately $16,457,000, which was partially offset by the closing of the 12 northeast centers in January 1999, which accounted for $1,228,000 of 1998 revenues.

Cost of products sold increased $6,418,226, or 78%, to $14,611,284 in 1999 from $8,193,058 in 1998. Approximately $4,452,000 of the increase is a result of the consolidation of HEARx West. The remainder of the increase is attributable to the increase in sales from existing centers. The cost of products sold as a percent of net revenues, which was 31% and 30 % for 1999 and 1998, respectively, fluctuates from period to period depending generally upon the sales mix and sales promotions. However, HEARx West provided a higher cost of sales percentage at 36%, because a fixed discount has been granted to Kaiser Plan members.

Center operating expenses increased $6,406,335, or 32%, to $26,376,830 in 1999 from $19,970,495 in 1998. Approximately $6.3 million of the increase is attributable to the now consolidated center operating expenses of HEARx West. Consolidated center operating expenses as a percent of revenue decreased in 1999 to 55% from 73% in 1998, which is generally attributable to the increase in sales. Increased advertising accounted for approximately $1,428,000, or 22% of the increase, offset by a decrease in rent expense of approximately $619,000 or 10% of the increase resulting from the closing of the 12 northeast centers in January 1999.

Consolidated general and administrative expenses increased 33% or $2,118,002 to $8,601,723 in 1999 from $6,483,721 in 1998, primarily as the result of the consolidation of HEARx West expenses of approximately $1.7 million. Consolidated general and administrative expenses as a percent of net revenue decreased to 18% in 1999 from 24% in 1998.

Depreciation and amortization expense increased $142,423, or 6%, to $2,420,891 in 1999 from $2,278,468 in 1998. An increase of $451,032 provided by HEARx West was offset by a reduction of $308,609 primarily attributable to the closing of twelve centers in the Northeast in January 1999.

The net loss before dividends on preferred stock was $4,003,896, representing a decrease in loss of $8,339,766 or 68% from 1998 net losses before dividends on preferred stock. The net loss for HEARx West was $695,354 in 1999.

1998 COMPARED TO 1997

Net revenues increased $3,279,970, or 14%, to $27,493,849 in 1998 from $24,213,879 in 1997. The increase in net revenues primarily results from the increase in the Company's non-insured "self-pay" business and the effect of new contracts signed with major health insurers.

Cost of products sold increased $1,229,276, or 18%, to $8,193,058 in 1998 from $6,963,782 in 1997. The increase in the cost of products sold is primarily attributable to the increase in net sales from new and existing centers. The cost of products sold as a percent of net revenues fluctuates from period to period depending upon the sales mix and sales promotions.

Center operating expenses increased $2,196,556, or 12-%, to $19,970,495 in 1998 from $17,773,939 in 1997. This increase is partially due to an increase in advertising expense of $316,411, over the comparable period of 1997. The remaining increase of $1,880,145, or 11%, is attributable to the increase in the number of centers operating during 1998 (75) compared to 1997 (73); one time charges for the relocation of three southeast Florida centers to larger facilities during 1998; and an increase in center wages in the southeast Florida region to manage increased sales levels.

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

Equity in loss of joint venture increased by $615,420 representing the Company's share of the loss of HEARx West for the period from inception on August 10, 1998 to the end of the fiscal year on December 25, 1998. HEARx West's net loss included a management fee to HEARx Ltd. of $466,000, as well as non-recurring pre-operating costs expensed as incurred. These costs include recruiting, new employee training, market research, licensing and organizational fees. The initial opening of 15 HEARx West centers in Southern California was completed by January 6, 1999.

FOURTH QUARTER ADJUSTMENTS - 1998

In order to reduce losses in the northeast region, and in response to the withdrawal of certain managed care companies from the northeast region, the Company closed 12 of its most severely impacted centers in January 1999. Those centers had a combined loss for the year ended December 25, 1998 of approximately $1.9 million. A restructure charge of $2,233,800 was recorded in the fourth quarter of 1998 to reflect the costs of closing the centers as detailed below.

     Lease termination costs                                     $1,304,400
     Employee severance                                              81,800
     Write down of Fixed Assets to net realizable value             783,100
     Other                                                           64,500
                                                                -----------
     Total Restructure Charge                                    $2,233,800
                                                                ===========



LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $6,675,227 to $938,815 as of December 31, 1999 from $7,614,042 as of December 25, 1998. This decrease is primarily the result of net cash used by operating activities including a net loss from operations of approximately $4.0 million and a net increase of approximately $4.0 million in accounts and notes receivable, offset by an increase of approximately $2.5 million in accounts payable and accrued expenses related to the growth in operations of existing centers and the 18 new centers of HEARx West. The Company believes that its current working capital and revenues from operations are sufficient to support the Company's foreseeable capital requirements and operating needs through 2000 in accordance with its strategic plan, although there can be no assurance that other cash needs will not arise.

Net cash used by operating activities decreased from $9,119,910 in 1998, to $2,876,171 in 1999. The decrease in cash used by operating activities was primarily the result of the reduction of operating losses of approximately $8.3 million.

Net cash provided by investing activities increased from $2,056,732 in 1998, to $5,418,632 in 1999. Net funds from the purchase and sale or maturity of investments increased to $6,212,156 in 1999 from $3,149,240 in 1998, offset by an increase in purchases of property and equipment of $309,193 from 1998 to 1999.

Net cash from financing activities decreased from cash provided by financing activities of $6,068,451 in 1998 to cash used of $2,335,385 in 1999. This decrease was primarily the result of funds in the amount of $6,784,019 from a preferred stock offering in 1998. In addition, during 1999 funds in the amount of $1,820,424 were used to repurchase 348,229 shares of the Company's Common Stock.

The Company has historically been successful in raising capital when needed (most recently in 1998), and continues to have contact with investment bankers and lending institutions who are desirous of providing capital and financing to the Company if needed. There can be no assurance, however, that such capital will be available on favorable terms or at all when the Company's needs arise.













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

         None

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                    Page
                                                                                    ----
Index to Financial Statements

Financial Statements:

Report of  Independent Certified Public Accountants                                 24
Consolidated Balance Sheets at December 31, 1999 and December 25, 1998              25
Consolidated Statements of Operations for the years ended December 31, 1999,
            December 25, 1998, and December 26, 1997                                26
Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1999, December 25, 1998 and
       December 26, 1997                                                            27-28
Consolidated Statements of Cash Flows for the years ended December 31, 1999,
       December 25, 1998, and December 26, 1997                                     29-30
Notes to Consolidated Financial Statements                                          31-45


Financial Statement Schedule:

For the years ended December 31, 1999, December 25, 1998 and
       December 26, 1997

       II            Valuation and Qualifying Accounts                              46


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
HEARx Ltd.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HEARx Ltd. as of December 31, 1999 and December 25, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the accompanying schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

West Palm Beach, Florida                                   BDO Seidman, LLP
March 8, 2000

                                  HEARx Ltd.
                         Consolidated Balance Sheets

                                                 ASSETS
                                                                                December 31,               December 25,
                                                                                   1999                         1998
                                                                                ------------               ------------
CURRENT ASSETS:
 Cash and cash equivalents                                                      $  2,857,187               $  2,650,111
 Investment securities (Note 2)                                                      900,000                  7,170,780
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 535,609  and $588,509 (Note 8)                           7,027,536                  4,087,912
 Inventories                                                                         551,460                    529,427
 Prepaid expenses                                                                    531,169                    338,868
 Other Assets                                                                        349,391                    500,888
                                                                                ------------               ------------
     Total current assets                                                         12,216,743                 15,277,986

PROPERTY AND EQUIPMENT - NET (Notes 3, 4 & 10)                                     8,492,708                  7,100,530

INVESTMENT AND ADVANCES IN HEARX WEST LLC (Note 8)                                     -                      1,406,900
DEPOSITS AND OTHER                                                                 2,170,300                  1,422,901
                                                                                ------------               ------------
                                                                                $ 22,879,751               $ 25,208,317
                                                                                ============               ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $  8,202,010               $  4,126,379
  Restructure reserve (Note 10)                                                      214,656                  1,450,739
  Accrued salaries and other compensation                                          1,562,510                    695,892
  Current maturities of long term debt (Note 3)                                      294,993                    639,664
  Dividends payable (Notes 5B and 5C)                                              1,003,759                    751,270
                                                                                ------------               ------------
      Total current liabilities                                                   11,277,928                  7,663,944
                                                                                ------------               ------------
LONG TERM DEBT, LESS CURRENT MATURITIES (Note 3)                                     322,332                    123,316
                                                                                ------------               ------------
COMMITMENTS AND CONTINGENCIES (Notes 4,6,8,10 & 11)
STOCKHOLDERS' EQUITY:                                                                  -                          -
 Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 9,318,757 and
   $13,460,270) $1  par, 2,000,000 shares authorized (Note 5)
        1998 Convertible    7,315 & 7,500 shares outstanding                           7,315                      7,500
        1997 Convertible    1,000 & 5,209 shares outstanding                           1,000                      5,209
                                                                                ------------               ------------
           Total preferred stock                                                       8,315                     12,709
  Common stock; $.10 par; 20,000,000 and 130,000,000
  shares authorized; 11,547,337 & 104,023,643 shares
  issued (Notes 5 & 6)                                                             1,154,734                 10,402,364
  Additional paid-in capital                                                      87,307,886                 77,531,270
  Accumulated deficit                                                            (75,083,251)               (70,257,968)
  Accumulated other comprehensive income                                               -                         58,263
  Unamortized deferred compensation                                                  (37,813)                   (75,625)
  Treasury stock, at cost:388,760 & 405,311 common shares                         (2,070,380)                  (249,956)
                                                                                ------------               ------------
         Total stockholders' equity                                               11,279,491                 17,421,057
                                                                                ------------               ------------

                                                                                $ 22,879,751               $ 25,208,317
                                                                                ============               ============


See accompanying notes to consolidated financial statements

                                  HEARx Ltd.
                    Consolidated Statements of Operations


                                                                         Year Ended
                                                   ------------------------------------------------------
                                                    December 31,         December 25,        December 26,
                                                       1999                 1998                1997
                                                   -------------        -------------       -------------
NET REVENUE                                        $ 47,686,868         $ 27,493,849        $ 24,213,879

COSTS AND EXPENSES:
  Cost of products sold                              14,611,284            8,193,058           6,963,782
  Center  operating expenses                         26,376,830           19,970,495          17,773,939
  General and administrative expenses                 8,601,723            6,483,721           6,628,963
  Depreciation and amortization                       2,420,891            2,278,468           1,992,752
  Interest expense (Note 8)                              27,713               62,492              58,444
  Restructure charge (Note 10)                           -                 2,233,857              -
                                                   -------------        -------------       -------------


     Total  costs and expenses                       52,038,441           39,222,091          33,417,880
                                                   -------------        -------------       -------------

LOSS BEFORE EQUITY IN LOSS OF JOINT VENTURE          (4,351,573)         (11,728,242)         (9,204,001)
MINORITY INTEREST                                       347,677               -                   -
EQUITY IN LOSS OF JOINT VENTURE                          -                  (615,420)             -
                                                   -------------        -------------       -------------
NET LOSS                                             (4,003,896)         (12,343,662)         (9,204,001)


DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends (Notes 5B and 5C)                     -                    -               (1,500,000)
  Dividends                                            (821,387)            (587,893)           (492,123)
                                                   -------------        -------------       -------------

     Total dividends on preferred stock                (821,387)            (587,893)         (1,992,123)
                                                   -------------        -------------       -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDER          $ (4,825,283)        $(12,931,555)       $(11,196,124)
                                                   =============        =============       =============

NET LOSS PER COMMON SHARE -  BASIC AND
 DILUTED (NOTE 1)                                  $       (.45)        $      (1.28)       $      (1.25)
                                                   =============        =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (NOTE 1)                  10,775,006           10,126,979           8,960,503
                                                   =============        =============       =============



See accompanying notes to consolidated financial statements

                                   HEARx Ltd.
           Consolidated Statements of Changes in Stockholders' Equity

                                                                       YEAR ENDED                          YEAR ENDED

                                                                   DECEMBER 31, 1999                    DECEMBER 25, 1998
                                                                   -----------------                    -----------------
                                                            SHARES                 AMOUNT            SHARES           AMOUNT
                                                            ------                 ------            ------           ------
PREFERRED STOCK:

 Balance, beginning of year                                  12,709             $     12,709          7,115       $     7,115
  Issuance of preferred stock                                 -                        -              7,500             7,500

  Conversion of preferred stock                              (4,394)                  (4,394)        (1,906)           (1,906)
                                                        ------------            --------------  ------------      ------------
 Balance, end of year                                         8,315             $      8,315         12,709       $    12,709
                                                        ============            =============   ============     =============


 COMMON STOCK:

 Balance, beginning of year                             104,023,643             $ 10,402,364     99,211,436       $ 9,921,144
  Exercise of warrants                                        -                        -          1,316,848           131,684
  Conversion of preferred stock                           5,414,400                  541,440      3,265,384           326,538
  Exercise of employee stock options                         13,600                    1,360        104,975            10,498
  Exercise of stock options by consultants                    -                        -             50,000             5,000
  Exercise of stock options by Board of Directors             -                        -             75,000             7,500
  Issuance of restricted stock to officers                    -                        -              -                 -
  Retirement of treasury stock                                -                        -              -                 -
  Settlement of litigation                                    -                        -              -                 -
  Reverse stock split                                   (97,904,306)              (9,790,430)         -                 -
                                                        ------------            -------------   ------------      ------------

 Balance, end of year                                    11,547,337             $  1,154,734    104,023,643       $10,402,364
                                                        ============            =============   ============     =============


TREASURY STOCK:
 Balance, beginning of year                                (405,311)            $   (249,956)         -           $     -
  Purchase of treasury stock                             (1,921,239)              (1,820,424)      (405,311)         (249,956)
  Reverse Stock Split                                     1,937,790                    -              -                 -
  Retirement of treasury stock                                -                        -              -                 -
                                                        ------------            -------------   ------------      ------------
 Balance, end of year                                      (388,760)            $ (2,070,380)      (405,311)      $  (249,956)
                                                        ============            =============   ============     =============

ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                                                     $ 77,531,270                      $70,646,172
  Issuance of preferred stock                                                          -                            6,936,472
  Deemed dividend on preferred stock issuance                                          -                                -
  Conversion of preferred stock                                                       31,852                         (155,845)
  Exercise of warrants                                                                 -                              (24,805)
  Exercise of employee stock options                                                   1,500                           43,620
  Exercise of stock options by consultants                                             -                               45,000
  Exercise of stock options by board of directors                                      -                               40,256

 Reverse stock split                                                               9,743,264                            -
 Retirement of treasury stock                                                          -                                -
 Vesting of restricted stock                                                           -                                  400
 Settlement of litigation                                                              -                                -
                                                                                -------------                     ------------
Balance, end of year                                                            $ 87,307,886                      $77,531,270
                                                                                =============                     ============


                                                                    YEAR ENDED

                                                                DECEMBER 26, 1997
                                                                -----------------
                                                              SHARES        AMOUNT
                                                              ------        ------
PREFERRED STOCK:

 Balance, beginning of year                                    4,950     $     4,950
  Issuance of preferred stock                                 10,000          10,000

  Conversion of preferred stock                               (7,835)         (7,835)
                                                         -------------   -------------
 Balance, end of year                                          7,115     $     7,115
                                                         ============    ============


 COMMON STOCK:

 Balance, beginning of year                               81,969,233     $ 8,196,923
  Exercise of warrants                                    11,460,233       1,146,023
  Conversion of preferred stock                            5,817,586         581,759
  Exercise of employee stock options                         205,250          20,525
  Exercise of stock options by consultants                    25,000           2,500
  Exercise of stock options by Board of Directors              -               -
  Issuance of restricted stock to officers                    50,000           5,000
  Retirement of treasury stock                              (250,000)        (25,000)
  Settlement of litigation                                   (65,866)         (6,586)
  Reverse stock split                                          -               -
                                                         ------------    ------------

 Balance, end of year                                     99,211,436     $ 9,921,144
                                                         ============    ============


TREASURY STOCK:
 Balance, beginning of year                                 (250,000)    $  (625,000)
  Purchase of treasury stock                                   -               -
  Reverse Stock Split                                          -               -
  Retirement of treasury stock                               250,000         625,000
                                                         ------------    ------------
 Balance, end of year                                          -         $     -
                                                         ============    ============

ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                                              $ 59,996,480
  Issuance of preferred stock                                               9,695,519
  Deemed dividend on preferred stock issuance                               1,500,000
  Conversion of preferred stock                                              (950,732)
  Exercise of warrants                                                        752,129
  Exercise of employee stock options                                           76,639
  Exercise of stock options by consultants                                     22,500
  Exercise of stock options by board of directors                               -

 Reverse stock split                                                            -
 Retirement of treasury stock                                                (600,000)
 Vesting of restricted stock                                                  147,050
 Settlement of litigation                                                       6,587
                                                                         -------------
Balance, end of year                                                     $ 70,646,172
                                                                         =============

See accompanying notes to consolidated financial statements

                                   HEARx Ltd.
           Consolidated Statements of Changes in Stockholders' Equity

                                            Year Ended                       Year Ended                    Year Ended
                                         December 31, 1999                December 25, 1998             December 26, 1997
                                         -----------------                -----------------             -----------------
                                                    Amount                           Amount                        Amount
                                                    ------                           ------                        ------
ACCUMULATED DEFICIT:
  Balance, beginning of year                  $(70,257,968)                     $(57,326,413)                $ (46,130,289)
   Net loss for the year                        (4,003,896)                      (12,343,662)                   (9,204,001)
   Deemed dividends on                              -                                 -                         (1,500,000)
   Preferred stock issuance
   Preferred stock dividends                      (821,387)                         (587,893)                     (492,123)
                                             ---------------                   --------------                ---------------
  Balance, end of year                       $ (75,083,251)                    $ (70,257,968)                $ (57,326,413)
                                             ===============                   ==============                ===============

UNAMORTIZED DEFERRED COMPENSATION:
  Balance, beginning of year                   $   (75,625)                     $   (113,438)                $      -
   Issuance of restricted stock to officer          -                                 -                           (147,050)
   Amortization                                     37,812                            37,813                        33,612
                                             ---------------                   --------------                ---------------
  Balance, end of year                        $    (37,813)                     $    (75,625)                $    (113,438)
                                             ===============                   ==============                ===============

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year                  $     58,263                      $     20,156                 $      32,121
  Unrealized gains on securities net of
    reclassification adjustment (see
    disclosure)                                    (58,263)                           38,107                       (11,965)
                                             ---------------                   --------------                ---------------
  Balance, end of year                        $     -                           $     58,263                  $     20,156
                                             ===============                   ==============                ===============

COMPREHENSIVE INCOME (LOSS):
Net loss for the year                          $(4,003,896)                     $(12,343,662)                  $(9,204,001)

Other comprehensive income (Loss)                   58,263)                           38,107                       (11,965)
                                             ---------------                   --------------                ---------------
Comprehensive income(loss)                    $ (4,062,159)                    $ (12,305,555)                 $ (9,215,966)

                                             ===============                   ==============                ===============
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising
 during period                                   $ (84,022)                     $     50,763                     $ (11,965)

Less: reclassification  adjustment for
 gains (losses) included in net loss                25,759                           (12,656)                       -
                                             ---------------                   --------------                ---------------
Net unrealized gains (losses) on securities       $(58,263)                     $     38,107                     $ (11,965)

                                             ===============                   ==============                ===============

See notes to accompanying consolidated financial statements

                                   HEARx Ltd.
                     Consolidated Statements of Cash Flows

                                                                                     Year Ended
                                                        -------------------------------------------------------------------
                                                        December 31,                December 25,              December 26,
                                                           1999                        1998                      1997
                                                        ------------              --------------             --------------
Cash flows from operating activities:

Net loss                                               $(4,003,896)                $(12,343,662)             $ (9,204,001)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                          2,420,891                    2,278,468                 1,992,752
  Write down of property and equipment                      -                           783,118                    -
  Provision for loss on accounts receivable                568,135                      553,467                   243,178
  Loss on disposition of equipment                          40,325                       60,238                    30,378
  Minority interest                                       (347,677)                      -                         -
 Changes in assets and liabilities, net of
effect of consolidating HEARx West in 1999
(Increase) decrease in:
  Accounts and notes receivable                         (4,049,849)                  (1,384,669)                 (477,896)
  Inventories                                              (21,265)                      (6,072)                 (159,377)
  Prepaid expenses                                        (132,967)                     (26,002)                  (67,866)
  Other assets                                             165,372                   (2,082,863)                 (593,967)
Increase (decrease) in:
  Accounts payable                                       2,875,246                      991,620                  (673,257)
  Accrued expenses                                        (390,486)                   2,056,447                   855,584
                                                        ------------              --------------             --------------
Net cash used in operating activities                   (2,876,171)                  (9,119,910)               (8,054,472)
                                                        ------------              --------------             --------------
Cash flow from investing activities:
  Purchase of property and equipment                    (1,450,107)                  (1,140,914)               (2,858,741)
  Proceeds from sale of equipment                           -                            48,406                    -
  Purchase of investments                               (2,750,000)                 (24,287,452)              (29,327,413)
  Proceeds from maturities of investments                8,962,516                   27,436,692                30,969,560
  Net cash from consolidating HEARx West                   656,223                       -                         -
                                                        ------------              --------------             --------------
Net cash provided (used) by investing
Activities                                               5,418,632                    2,056,732                (1,216,594)
                                                        ------------              --------------             --------------
Cash flows from financing activities:
  Proceeds from issuance of:
  Long-term debt                                            35,250                       -                        406,907
  Principal payments:
   Long-term debt                                         (505,905)                    (465,612)                 (160,246)
   Acquisition of treasury stock                        (1,820,424)                    (249,956)                   -
  Proceeds from issuance of capital stock,
   net of offering costs                                   (44,306)                   6,784,019                10,857,806
                                                        ------------              --------------             --------------
Net cash (used) provided by financing
 activities                                             (2,335,385)                   6,068,451                11,104,467
                                                        ------------              --------------             --------------
Net increase(decrease) in cash and cash
equivalents                                                207,076                     (994,727)                1,833,401
Cash and cash equivalents at beginning of
year                                                     2,650,111                    3,644,838                 1,811,437
                                                        ------------              --------------             --------------
Cash and cash equivalents at end of year               $ 2,857,187                 $  2,650,111              $  3,644,838
                                                        ============              ==============             ==============

See accompanying notes to consolidated financial statements

                                   HEARx LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               YEAR ENDED
                                                            ----------------------------------------------------------
                                                               December 31,         December 25,        December 26,
                                                                  1999                  1998                1997
                                                            --------------        ---------------    -----------------
Supplemental disclosure of cash flow information:

Cash paid for interest                                          $    7,419            $     8,836        $      11,956
                                                            ==============        ===============    =================

Supplemental schedule of non-cash investing and financing activities

Deemed dividends                                                $    -               $      -             $  1,500,000
Preferred stock dividend paid upon conversion in
 kind by issuance of additional common stock                       568,898                168,787              112,489
Issuance of note payable and assumption of
 accounts payable in exchange for customer list
 and equipment                                                     482,496                  -                    -
Issuance of Common Stock for services                                -                      -                   17,000
Issuance of Common Stock to employees                                2,860                 54,118               97,164


See accompanying notes to consolidated financial statements

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

HEARx Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers ("HEARx Centers") to serve the needs of the hearing impaired. At the end of 1999, the Company operated a total of 79 centers. Those included 33 in Florida, 13 in New York, 15 in New Jersey and the 18 HEARx West centers in California.

Segments

The Company's operations are organized by centers in geographic regions of the Northeast, the southeast and west coasts of Florida and California. These regions comprise one operating segment. Net sales of operations amounted to approximately $47,687,000, $27,494,000 and $24,214,000 in 1999, 1998 and 1997,
respectively. Operating profit and losses for center operations, before allocation of general corporate expenses of approximately $8,602,000, $6,484,000 and $6,629,000 was approximately $5,087,000 of operating profit and, $4,536,000 and $1,913,000 of operating losses, respectively. Center operations' depreciation amounted to $1,793,000, $1,632,000 and $1,389,000 in 1999, 1998,
and 1997 respectively. Center operations' capital expenditures amounted to $1,450,000, $1,141,000 and $2,859,000 in 1999, 1998, and 1997, respectively.
Aggregate identifiable assets of center operations at December 31, 1999 and December 25, 1998 were $7,666,000 and $6,090,000, respectively. Such amounts exclude general corporate assets (primarily cash, fixed assets, notes and other investments) of $13,135,000 and $14,882,000 and an investment in and advance in HEARx West LLC of $1,407,000 at December 25, 1998.

Consolidation and change in reporting entity

On August 10, 1998, HEARx formed a joint venture, HEARx West LLC, with the Permanente Federation LLC to create and operate a network of retail hearing care centers ("HEARx West Centers"). The joint venture agreement provides for a 50/50 ownership by HEARx and the Permanente Federation, with centers bearing the HEARx name. The agreement provides for net income and losses, tax credits and tax preference items to be allocated according to the members' percentage interests.

Prior to March 1999, HEARx Ltd. accounted for its investment in HEARx West using the equity method because HEARx did not control HEARx West due to certain provisions in the joint venture agreement. In March 1999, as a result of amendments to the agreement, HEARx obtained control of HEARx West. Accordingly, at December 31, 1999, HEARx has included the financial position and results of operations of HEARx West in the accompanying consolidated financial statements.

Fiscal year

The Company's fiscal year ends on the last Friday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Intangible assets

Intangible assets, included in other assets, primarily represent customer lists acquired from acquisitions of hearing businesses. These customer lists are being amortized on a straight-line basis over periods ranging from nine to fifteen years. Intangible assets also include the excess purchase price of acquisitions over the fair value of assets acquired. Such excess costs are being amortized over fifteen years. Accumulated amortization at December 31, 1999 and December 25, 1998 was $350,608 and $253,657, respectively.

Pre-opening costs

The costs associated with the opening of new centers are expensed as incurred.

Long-lived assets - impairments and disposals

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At December 31, 1999, no long-lived assets were held for disposal.

Advertising Costs

Costs for newspaper, television, and other media advertising are expensed as incurred and were $5,470,000, $4,105,000 and $3,362,000 in 1999, 1998, and 1997,
respectively.

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

Capitation revenue

The Company has capitation contracts with certain health care organizations under which the Company is paid an amount, per enrollee of the health maintenance organization, to provide to the enrollee a once every three years discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. Revenue under capitation contracts is recorded based on actual utilization by the member populations of the healthcare organizations with whom the Company has contracted to provide hearing care services.

Income taxes

Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. A valuation allowance is provided for the amount of deferred tax assets which are not considered more likely than not to be realized.

Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

Excluded from the computation of net loss per common share - diluted at December 31, 1999, December 25, 1998 and December 26, 1997 were convertible preferred stock, outstanding options and warrants to purchase 2,693,885, 1,773,928 and 998,658 shares, respectively, of the Company's Common Stock at exercise prices less than average market price because to not do so would be anti-dilutive. In addition, outstanding options and warrants to purchase 889,941, 394,268 and 699,900 shares of common stock were excluded because the options' and warrants' exercise prices were greater than the average market price of the common shares.

Statements of Cash Flows

For the purposes of the Statements of Cash Flows, temporary cash investments which have a maturity of ninety days or less are considered cash equivalents.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified in order to conform to the 1999 presentation.

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

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, ("SFAS 123") Accounting for Stock-Based Compensation.

2. INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                                         Gross          Estimated
                                                       Amortized       Unrealized        Market
                                                         Cost        Gains/(Losses)      Value
                                                     ------------     -------------     -----------
December 31, 1999
-----------------
Municipal Bonds                                        $  750,000       $     -          $  750,000
Certificate of Deposit                                    150,000             -             150,000
                                                     ------------     -------------     -----------
Total                                                 $   900,000       $     -         $   900,000
                                                     ============     =============    ============


December 25, 1998
-----------------
U.S. Government and Agency Bonds                     $  6,631,889       $   60,381     $  6,692,270
Corporate Bonds                                           280,690           (2,180)         278,510
Certificate OF Deposit                                    199,938               62          200,000
                                                     ------------     -------------     -----------

Total                                                $  7,112,517      $    58,263     $  7,170,780
                                                     ============     =============    ============

At December 31, 1999, $150,000 and $750,000 of investment securities have contractual maturities of one and twenty years, respectively.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. DEBT

Long term debt consists of the following:


                                                                        December 31,    December 25,
                                                                            1999            1998
                                                                        ------------    ------------
Note payable to supplier, collateralized by equipment,

 due January 13, 2000, see (a) below                                      $140,000         $585,083
Note payable collateralized by customer list, see (b)& (c) below           417,316          134,897
Other notes payable                                                         60,009           43,000
                                                                          --------        ---------
                                                                           617,325          762,980
Less current maturities                                                   (294,993)        (639,664)
                                                                          --------        ---------
                                                                          $322,332        $ 123,316
                                                                          ========        =========

The approximate aggregate maturities on long term debt obligations in years subsequent to 1999 are as follows: 2000 - $295,000; 2001 - $160,000; 2002 -
$121,000; and 2003 - $41,000.

(a) On March 5, 1996, the Company completed a $2.5 million trade agreement with a vendor pursuant to which the vendor provides financing for the purchase of diagnostic equipment to be utilized by the Company's distribution network. The financing is collateralized by the equipment financed. A percentage of all hearing aid purchases by the Company from this vendor is applied to repayment of financed amounts under the financing agreement. This note was repaid in January 2000.

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

(c) During July 1999, the Company issued a $325,000 promissory note payable bearing 8.75% interest to an individual in connection with a purchase of an audiological practice in California, (See Note 8). The note is payable in four annual installments of $81,250 plus accrued interest, beginning July 1, 2000 and is collateralized by the equipment and customer list purchased.

4. PROPERTY AND EQUIPMENT AND LEASES

Property and equipment consists of the following:

                                                      Range of      December 31,          December 25,
                                                    Useful Lives        1999                  1998
Equipment, furniture and fixtures                   5-10 YEARS     $    7,472,695       $    6,439,418
Leasehold Improvements                              5-10 YEARS          6,123,687            4,253,764
Computer systems                                     3 YEARS            3,055,847            2,802,181
Leasehold improvements in progress                     N/A                 37,485               14,557
                                                                   ---------------      --------------
                                                                       16,689,714           13,509,920
                                                                   ---------------      --------------
Less accumulated depreciation and amortization                          8,197,006            6,409,390
                                                                   ---------------      --------------
                                                                   $    8,492,708       $    7,100,530
                                                                   ===============      ==============

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Approximate future minimum rental commitments under operating leases are as follows: $3,730,000 in 2000; $3,101,000 in 2001; $2,707,000 in 2002; $2,593,000
in 2003; $1,651,000 in 2004 and $1,979,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas.

Equipment and building rent expense for the years ended December 31, 1999, December 25, 1998 and December 26, 1997 was $3,039,000, $2,892,000 and
$2,599,000, respectively.

5. STOCKHOLDERS' EQUITY

A. REVERSE STOCK SPLIT

On June 30, 1999 the Company effectuated a one for ten reverse common stock split. The reverse stock split and a reduction in the authorized shares of common stock to twenty million was approved at the June 7, 1999 Annual Meeting of Stockholders. Each stockholder of ten shares of common stock on June 30, 1999 was entitled to one share of common stock in connection with the reverse split. A cash payment was paid in lieu of fractional shares issued. Accordingly, except for the presentation in the accompanying consolidated balance sheets and statements of changes in stockholders' equity, the Company has restated all share and per share data for all periods presented to reflect the change in capital structure.

B. 1998 CONVERTIBLE PREFERRED STOCK

On August 27, 1998, the Company completed a private placement of 7,500 units of $1 par, 1998 Convertible Preferred Stock and warrants. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $6,975,000. The additional capital was primarily raised to fund construction and start-up costs of the HEARx West centers.

The 1998 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1998 Convertible Preferred, junior to with the Company's 1997 Convertible Preferred Stock, and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1998 Convertible Preferred. The 1998 Preferred Stock is convertible into Common Stock, par value $.10 per share, of the Company. Upon the conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Preferred Stock ($1,000 per share), plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock during a five-day period prior to conversion, and $18.00 ( the closing bid price at the date of issuance, subject to adjustment upon occurrence of certain dilutive events). The premium payable upon conversion will be equal to 8% of the stated value of 1998 Preferred Stock from the date of issuance until one year following such date, and shall increase by 0.5% each year, commencing on the date which is one year following the date of issuance. The 1998 Preferred Stock may not be converted for the 180-day period after the closing (i.e. to February 23, 1999). The 1998 Preferred Stock may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Preferred Stock, holders of 1998 Preferred Stock will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998 Preferred Stock shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such stated value for the period from the date of issuance until the date of final

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


distribution. During 1999, 185 shares of the 1998 Convertible Preferred Stock plus accrued dividends of $16,156 were converted into 44,712 shares of the Company's Common Stock.

For each unit of 1998 Convertible Preferred Stock purchased, each investor received 7.5 warrants to acquire shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $18.00 per share. The warrants will expire on August 27, 2003. In connection with this transaction, the Company issued 56,250 warrants with an exercise price of $18.00 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of preferred shares with investors. All related warrants remain outstanding as of December 31, 1999.

C. 1997 CONVERTIBLE PREFERRED STOCK

On March 17, 1997, the Company completed a private placement of 10,000 shares, $1 par, of 1997 Convertible Preferred Stock. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $9,006,000. The additional capital was raised to enable HEARx to expand its network of hearing centers as may be required by current or potential managed-care contracts.

The 1997 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1997 Convertible Preferred, pari passu with the Company's 1996 Series B-1 Convertible Preferred Stock, 1996 Series B-2 Convertible Preferred Stock and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1997 Convertible Preferred. The 1997 Convertible Preferred Stock bears dividends of 6%, payment in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chooses to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $50.00, or (ii) 85% of the average of the closing bid prices for shares of Common Stock for the ten day trading period immediately prior to conversion. The 1997 Convertible Preferred Stock may be converted by holders beginning August 15, 1997 and at any time prior to March 17, 2000 and must be converted on that date. During 1999, 1998 and 1997, 4,209, 1,906 and 2,885 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $552,743, $168,787 and $78,426 were converted into 1,098,906,
326,538 and 234,238 shares of the Company's Common Stock, respectively.

In 1997, the Company recorded a deemed preferred stock dividend of $1,500,000 for the discounted conversion price representing a 15% discount upon conversion of the $10,000,000 gross proceeds. In connection with this transaction, the Company issued 85,000 warrants with an exercise price of $50.00 and 75,000 warrants with an exercise price of $20.00 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of the preferred shares with investors. All related warrants remain outstanding as of December 31, 1999.

D. 1996 SERIES A, B-1 AND B-2  CONVERTIBLE PREFERRED STOCK

During May and August 1996, the Company completed a side-by-side offering pursuant to Regulation D and Regulation S of the Securities Act of 1933. In the Regulation D offering, the Company sold 15,000 shares of a convertible preferred stock (the "Series B-1 Preferred Stock") and 9,900 shares of another convertible preferred stock (the "Series B-2 Preferred Stock"), for net

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 26, 1997, all of the shares of the 1996 Series A, B-1, and B-2 Preferred Stock had been converted into shares of Common Stock. Upon conversion of the Series B-1 Preferred Stock, holders were entitled to and were issued 375,000 warrants to acquire shares of Common Stock at $64.70 per share. On August 27, 1998, the Company cancelled 426,413 warrants in exchange for 65,975 new warrants with an exercise price of $20.00. The new warrants are exercisable any time prior to August 24, 2003.

E. 1996 SENIOR PREFERRED STOCK

During 1996 the Company completed a private placement of 6,000 shares, $1 par, of 1996 Senior Preferred Stock in consideration for $4,900,000 and the conversion of a $1,100,000 note payable. Investors also received warrants to purchase 1,107,048 shares of common stock at an exercise price of $5.50 per share. Additionally 228,327 warrants, to acquire shares of Common Stock at $
6.30 per share, were issued to an investment banker as a placement fee. The Company redeemed the 1996 Senior Preferred Stock during May 1996. All but 9,226 of the related warrants had been exercised as of December 31, 1999.

F. SHAREHOLDER RIGHTS PLAN

On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a "Right") for each outstanding share of Common Stock was declared, and payable to the stockholders of record on December 31, 1999. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009.

Following the acquisition of 15% or more of the Company's Common Stock by a person or group without the prior approval of the Board of Directors, the holders of the Rights (other than the acquiring person) will be entitled to purchase shares of Common Stock (or Common Stock equivalents) at one-half the then current market price of the Common Stock, or at the election of the Board of Directors, to exchange each Right for one share of the Company's Common Stock (or Common Stock equivalent). In the event of a merger or other acquisition of the Company without the prior approval of the Board of Directors, each Right will entitle the holder (other than the acquiring person), to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The Company will be able to redeem the Rights at $0.01 per Right at any time until a person or group acquires 15% or more of the Company's Common Stock.

The Series H Junior Participating Preferred Stock is subject to the rights of the holders of any shares of any series of preferred stock of the Company ranking prior and superior to the Series H Junior participating Preferred Stock with respect to dividends. The holders of shares of Series H Junior Participating Preferred; in preference to the holders of shares of Common Stock, and any other junior stock, shall be entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefore.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. WARRANTS

No warrants were exercised in 1999.

On August 27, 1998, the Company issued warrants, with an exercise price of $20.00, to purchase 65,975 shares of the Company's Common Stock. These warrants were issued in exchange for the cancellation of outstanding warrants covering 426,413 shares of Common Stock exercisable at prices between $50.00 and $64.70 per share. The new warrants are exercisable any time prior to August 24, 2003.

The aggregate number of common shares reserved for issuance upon the exercise of warrants is 426,413 as of December 31, 1999. The expiration date and exercise prices of the outstanding warrants are as follows:



                OUTSTANDING                             EXPIRATION                           EXERCISE
                 WARRANTS                                  DATE                               PRICE
                -----------                            ------------                          ---------
                   59,500                                  2002                               50.00
                   75,000                                  2001                               20.00
                   57,712                                  2003                               12.50
                   30,000                                  2001                                6.30
                    9,225                                  2001                                5.50
                   65,975                                  2003                               20.00
                  112,501                                  2003                               18.00
                   16,500                                Various                            6.30-40.00


6. STOCK PLANS

The Company has the following stock plans:

A. EMPLOYEE STOCK OPTION PLANS

In 1987, the Company established the 1987 Stock Options Plan. It is administered by the Company's Board of Directors. A maximum of 250,000 shares of Common Stock were authorized for issuance under this plan. All employees of the Company, other than the principal stockholder, were eligible to receive options under this plan at the sole discretion of the Board of Directors. Both incentive and non-incentive stock options could be granted. This plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not affect the outstanding options which shall remain in full force as if the plan had not expired.

In 1995, the Company established the 1995 Flexible Stock Plan. It is also administered by the Company's Board of Directors. An original maximum of 250,000 shares of the Company's Common Stock may be issued under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. Currently an aggregate of 11,148 shares may be issued under the plan. All employees of the Company are eligible to receive stock options under this plan at the sole discretion of the Board of Directors. Incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards may be awarded under this plan.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 14, 1999 the Board of Directors approved the issuance of non-qualified stock options to purchase 268,246 shares of the Company's Common Stock for $3.88 per share to certain officers of the Company. These grants are independent of the Company's 1987 and 1995 stock option plans and are to be issued from shares of treasury stock.

As of December 31, 1999, 315 employees of the Company held options under the Stock Option Plans permitting them to purchase 764,194 shares of Common Stock at prices ranging from $2.00 to $18.75 per share. Options are exercisable for periods ranging from four to nine years commencing one year following the date of grant and are exercisable in cumulative annual installments of 25 percent per year. During 1998, the Company cancelled 131,180 and 337,160 stock options held by certain employees with exercise prices ranging from $18.75 to $28.75 and from $8.75 to $18.75 and reissued those options with an exercise price of $15.00 and $7.50,respectively.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the transactions of the Company's employee stock option plans:


                                                                     Year Ended
                                      ----------------------------------------------------------------------
                                         December 31, 1999         December 25, 1998      December 26, 1997
                                      ---------------------    ---------------------    --------------------
                                                  Weighted                Weighted                 Weighted
                                                  Average                  Average                  Average
                                                  Exercise                 Exercise                 Exercise
                                        Shares     Price        Shares      Price         Shares    Price
                                      ---------- ----------    --------  ----------     ---------- ---------
Outstanding at beginning of year        464,718    $7.19        466,178    $15.80         428,165   $15.00
Granted                                 342,256    $4.17        528,080    $10.04          98,163   $20.05
Exercises                                 1,360    $2.10         10,498     $5.20          20,525    $4.70
Forfeited and cancelled                  41,420    $8.45        519,042    $18.32          39,625   $23.30
                                      ---------- ----------    --------  ----------     ---------- ---------
Outstanding at end of year              764,194    $5.78        464,718     $6.74         466,178   $15.00
                                      ========== ==========    ========  ==========     ========== =========


Exercisable at end of year              345,921                 272,230                   195,321
                                      ==========               ========                 ==========

Weighted average fair market
Of options granted during year           $ 2.96                  $ 7.30                    $ 7.60
                                      ==========               ========                 ==========


The following table summarizes information about fixed employee stock options outstanding at December 31, 1999:

                                              Weighted
                                              Average        Weighted        Options      Weighted
                                             Remaining        Average      Exercisable    Average
                               Options      Contractual      Exercise      At December    Exercise
Range of Exercise Price      Outstanding        Life           Price        31, 1999       Price
------------------------    -------------   -----------      ---------     -----------   ----------
         $2.00                     50,035       4.5            $2.00          50,035        $2.00
     $2.10 - $5.40                345,331       6.0            $4.11          47,595        $5.09
     $5.41 - $8.75                344,468       6.9            $7.29         235,416        $7.51
     $8.75 - $18.75                24,360       7.3           $15.92          12,875       $15.75
                            -------------                                  -----------
                                  764,194                                    345,921
                            =============                                  ===========

THE STOCK OPTIONS ARE EXERCISABLE IN THE FOLLOWING YEARS:

                          2000                                         478,971
                          2001                                         106,601
                          2002                                          95,076
                          2003                                          83,546
                                                                     ----------
                                                                       764,194
                                                                     ==========


SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average assumptions used for grants in 1999, 1998, and 1997, respectively, no dividends, expected volatility ranging from 35% to 89%; risk-free interest rates from 4.35% to 6.65% and expected lives ranging from 5 to 10 years.

Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below:


                                                     1999                  1998                   1997
                                                  ----------            ----------              --------
Net Loss applicable to Common Stockholders

   As reported                                  $  (4,825,283)        $(12,931,555)         $(11,196,124)
   Pro forma                                    $  (5,895,779)        $(14,718,119)         $(12,181,611)

Loss per share - basic and diluted
   As reported                                  $       (0.45)        $      (1.28)         $      (1.25)
   Pro forma                                    $       (0.55)        $      (1.45)         $      (1.36)

B. NON-EMPLOYEE DIRECTOR PLAN

In April 1993, the stockholders of the Company approved the adoption of the HEARx Ltd. Non-qualified Stock Option Plan for Non-Employee Directors ("Directors Plan"). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors and promote long-term stockholder value by granting stock options. Grants cannot exceed 50,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003. Under the plan, non-employee directors are granted 1,500 options each year. The option price is the fair market value of the Company's shares at the date of grant.

As of December 31, 1999, three directors hold options as follows: 3,000 shares at $ 3.40, 4,500 shares at $5.00, 4,500 shares at $ 6.875, 16,500 at $7.50, and
4,500 shares at prices ranging from $12.50 to $58.75 per share.

C. STOCK BONUS PLAN

The Board of Directors adopted a Stock Bonus Plan ("Bonus Plan"). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 50,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company's strategic objectives. At present there are nine senior management personnel eligible to participate. No shares were issued in 1999, 1998 or 1997.

D. OTHER

In 1995, the Company granted options, which expire ten years from the date of grant, to consultants to purchase 70,000 shares of Common Stock at $10.00 per share. The options vested during the year subsequent to the grant. Options to purchase 2,500 shares and 20,000 shares were exercised in 1997 and 1996, respectively.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Also in 1995, the Company granted options to another consultant, in exchange for consulting services, to purchase 14,400 shares of Common Stock at $10.00 per share. Options were granted to this same consultant in 1997, also for consulting services, to purchase additional 2,500 shares at $10.00 per share and 4,800 shares at $20.00 per share. These options have a three-year vesting period.

7. MAJOR CUSTOMERS

During 1999, the Company did not have sales totaling 10% or more of the total net sales to a single customer. In each of 1998 and 1997, the Company had sales totaling $3.3 million, or 12.7% and $2.7 million, or 11.1%, respectively, of net sales to single customers.

8. RELATED PARTY TRANSACTIONS

On August 10, 1998, the Company and HEARx West LLC entered into a Management and Services Agreement. The term of this agreement runs concurrently with the limited liability company agreement, which shall continue indefinitely. For services provided, HEARx West LLC pays a quarterly management fee based on the Company's corporate overhead, as defined. The agreement allocates the corporate overhead based on the ratio of the number of HEARx West centers to the total number of centers operated by the Company (including the HEARx West centers). As described previously, the joint venture agreement was amended in March 1999, providing the Company with control of HEARx West. For 1998, total management fees under this agreement were approximately $466,000. At December 25, 1998, approximately $570,000, was due from HEARx West to the Company, which is included in accounts and notes receivable in the accompanying balance sheet.

HEARx West LLC has a $5,000,000 line of credit with the Company, bearing 9.5% interest at December 31, 1999, which represents one percentage point above the prime rate charged by Citibank, N.A.. The proceeds are to be used solely for the purpose of establishing, operating or acquiring retail hearing centers. The line of credit expires on November 5, 2008 and is collateralized by substantially all of HEARx West LLC's assets. During the first five years, payments of interest only are due quarterly. Beginning in the sixth year, equal monthly installments of principal and interest are due. At December 25, 1998 $1,500,000 was outstanding under the line of credit, and included in investment in and advances to HEARx West LLC in the accompanying balance sheet.

On January 6, 1999 HEARx West entered into a capitation contract (the "Kaiser Plan") with an affiliate of its minority owner the Permanente Federation LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 1999 approximately $4,308,000 of capitation revenue from this contract is included in the net revenue in the accompanying consolidated statement of operations.

On July 31, 1999, the Company entered into an asset purchase agreement with an individual who is employed as the Company's California Division Manager. Under the terms of this agreement, the Company purchased equipment for consideration of approximately $100,000 and a customer list for consideration of approximately $382,000. Consideration included cash of $75,000, a $325,000 promissory note payable to the individual, and assumed trade payables of approximately $82,000.

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The Company has accounted for certain items (principally depreciation, allowance for doubtful accounts, and the restructure charge) for financial reporting purposes in periods different from those for tax reporting purposes.

Deferred tax assets are comprised of the following:



                                                           December
                                         ----------------------------------------
                                               1999                     1998
                                         --------------------      --------------
Depreciation                               $          91,000         $   190,000
Allowance for doubtful accounts                      120,000             223,000
Restructure reserve                                   81,000             849,000
Other                                                166,000               -
Net operating loss carryforward                   23,354,000          22,604,000
                                           ------------------        ------------
                                                  23,812,000          23,866,000
Less valuation allowance                         (23,812,000)        (23,866,000)
                                           ==================        ============

Net deferred tax asset                     $          -              $     -
                                           ==================        ============

At December 31, 1999 the Company had net operating loss carryforwards of approximately $62,000,000 for both tax and financial reporting purposes. The losses are available for carryforward for fifteen and twenty year periods and will expire beginning in 2002. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

10. RESTRUCTURE CHARGE

In order to reduce losses in the northeast region, on December 14, 1998, the Company approved a plan to close 12 of its centers, located in the northeast region. The plan consisted of closing the centers, terminating the employees, transferring the equipment and negotiating the lease terminations. These centers closed in January 1999. As of December 31, 1999 all phases have been completed except for two lease terminations, which are included in the restructure reserve of $214,656.

These centers had a combined loss for the year ended December 25, 1998 of approximately $1.9 million. A restructure charge of $2,233,800 was recorded in the fourth quarter of 1998 to reflect the costs of closing the centers as detailed below.

Lease termination costs                                              $ 1,304,400
Employee severance                                                        81,800
Write down of Fixed Assets to net realizable value                       783,100
Other                                                                     64,500
                                                                     ------------
Total Restructure Charge                                             $ 2,233,800
                                                                     ============

                                   HEARx LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. COMMITMENTS AND CONTINGENCIES

The Company established the HEARx Ltd. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company's contribution to the plan is determined from year to year by the Board of Directors. The Company's contributions to the plan were approximately $42,400 and $8,400 for the years ended December 31, 1999 and December 25, 1998, respectively.

Effective December 14, 1999 the Company entered into five year employment agreements with certain of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107 requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows. SFAS 107 excludes certain financial instruments from its disclosure requirements, such as leases. In addition, disclosure of fair value estimates are not required for nonfinancial assets and liabilities, such as fixed assets, intangibles and anticipated future business. As a result, the following fair values are not comprehensive and therefore do not reflect the underlying value of the Company.

The following methods and assumptions were used in estimating fair value disclosure for financial instruments:

Cash and Cash Equivalents - the carrying amounts reported in the consolidated balance sheets approximate those assets' fair value.

Investment Securities - the carrying amounts reported in the consolidated balance sheets approximate those assets' fair value (Note 2).

Accounts Receivable - the carrying amounts reported in the consolidated balance sheets approximate those assets' fair value.

Accounts Payable, Accrued Expenses and Long Term Debt - the carrying amounts reported in the consolidated balance sheets approximate those liabilities' fair value.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"). As amended by SFAS No. 137, the Company is required to adopt SFAS 133 for the year ending December 28, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

                                   HEARx LTD.
                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II


                                         Balance at                                                        Balance at
                                         Beginning                                                            End
                                         Of Period          Additions            Deductions                Of Period
-----------------------------------------------------------------------------------------------------------------------
December 31, 1999
 Allowance for doubtful accounts         $ 588,509          $  568,135         $  (621,035) (1)           $  535,609
=====================================================================================================================
December 25, 1998
 Allowance for doubtful accounts         $ 246,371          $  553,467         $  (211,329) (1)           $  588,509
=====================================================================================================================
December 26, 1997
 Allowance for doubtful accounts         $ 789,322          $  243,178         $  (786,129) (1)           $  246,371
=====================================================================================================================


(1)    Write-offs to reserve

Item 9.  Changes in and Disagreement with Accountants on
         Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers

       The information required by this Item for directors is set forth in the Company's 2000 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

       The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company."

Item 11. Executive Compensation

       The information required by this Item is set forth in the Company's 2000 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item is set forth in the Company's 2000 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 13.  Certain Relationships and Related Transactions

      The information required by this item is set forth in the Company's 2000 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1) The following financial statements are filed as part of this report:

        (i) Consolidated Balance Sheets as of December 31, 1999 and December 25, 1998.
        (ii) Consolidated Statements of Operations for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
        (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
        (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
        (v)   Notes to Consolidated Financial Statements

    (2) The following financial statement schedules are filed as part of this report and are contained on page 46.


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

        3.4                      Amended and Restated By-Laws of HEARx, Ltd.

        3.5(6)                   Certificate of Designations, Preferences and Rights of the
                                 Company's 1998 Convertible Preferred Stock. [3]

        3.6(8)                   Amendment to Restate Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares.

        3.7(9)                   Certificate of Designations, Preferences and Rights of the
                                 Company's 1999 Series H Junior Participating Preferred Stock[4]

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

        4.2(6)                   Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto. [4.2]

        4.3(6)                   Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of
                                 Common Stock at an exercise price equal to $1.80 per share). [4.3]

        4.4(9)                   Form of Rights Agreement, dated December 14, 1999, between HEARx and the
                                 Rights Agent, which includes the Certificate of Designations,
                                 Preferences and Rights of the Company's 1999 Series H Junior Participating
                                 Preferred Stock [4]

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

       10.2(4)                   HEARx Ltd. 1987 Stock Option Plan. [10.11]#

       10.3(5)                   (a) HEARx Ltd. Stock Option Plan for Non-Employee Directors and (b) Form
                                 of Option Agreement. [10.35] [10.48]#

       10.9(7)                   1995 Flexible Employee Stock Plan [4]#

       10.10                     Executive Employment Agreement, dated December 14, 1999, with Dr. Paul A
                                 Brown #

       10.11                     Executive Employment Agreement, dated December 14, 1999,  with Stephen J.
                                 Hansbrough #

       23                        Consent of Independent Certified Public Accountants.



       27                        Financial Data Schedule (provided for the information of the
                                 Securities and Exchange Commission only).
-------------------------------------------------------------------------------------------------------------

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

            5           Filed as an exhibit to Post-Effective Amendment No. 1 to the Company's
                        Registration Statement on Form S-18, as the exhibit number indicated in brackets, and incorporated by reference herein.

            6           Filed as an exhibit to the Company's Current Report on Form 8-K, filed
                        August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

            7           Filed as an exhibit to the Company's 1995 Proxy Statement, as the exhibit number indicated in brackets, and incorporated by reference herein.

            8           Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the
                        period ending July 2, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

            9           Filed as an exhibit to the Company's Current Report on Form 8-K, December
                        17,1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

            #           Denotes compensatory plan or arrangement for Company Officer or Director.

            (b)         Reports on Form 8-K :

                        A current report on Form 8-K, dated December 14, 1999, was filed with the
                        Securities and Exchange Commission on December 17, 1999, in which the
                        Company reported a declaration of a dividend of one preferred share purchase right for each outstanding share of Common Stock, par value
                        $0.10 per share, of the Company. The dividend distribution is payable on
                        December 31, 1999 (record date) to the stockholders of record on that date.


                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEARx Ltd.
                                              (Registrant)

            Date: March 24, 2000              By: s/Paul A. Brown, M.D.
                                                  ---------------------
                                                    Paul A. Brown, M.D.
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                      Title                                      Date
---------                                      -----                                      ----
s/Paul A. Brown, M.D.                          Chairman of the Board                March 24, 2000
---------------------                          Chief Executive Officer
Paul A. Brown, M.D.                            And Director


s/Stephen J. Hansbrough                        President, Chief                     March 24, 2000
-----------------------                        Operating Officer and
Stephen J. Hansbrough                          Director


s/James W. Peklenk                             Vice President - Finance             March 24, 2000
-----------------------                        and Chief Financial Officer
James W. Peklenk

s/David J. McLachlan                           Director                             March 24, 2000
-----------------------
David J. McLachlan

s/Thomas W. Archibald                          Director                             March 24, 2000
-----------------------
Thomas W. Archibald

s/Joseph L. Gitterman III                      Director                             March 24, 2000
-----------------------
Joseph L. Gitterman III


                                   HEARx, LTD.
                                  EXHIBIT INDEX

Exhibit No.         Description
----------          -----------
3.4                 Amended and Restated Bylaws of HEARx, Ltd.
10.10               Executive Employment Agreement, dated December 14, 1999,
                    with Dr. Paul A. Brown
10.11               Executive Employment Agreement, dated December 14, 1999,
                    with Stephen J. Hansbrough
23                  Consent of BDO Seidman, LLP
27                  Financial Data Schedule