Form 10-Q
period 2000-03-31
HEARX LTD
filed 2000-05-12
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)




    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 2000
                               ----------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
                               -------------            ---------------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------

                                   HEARx LTD.
-----------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

        DELAWARE                                          22-2748248
-----------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                 33407
-----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER,  INCLUDING AREA CODE      (561) 478-8770
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT

       INDICATE BY CHECK [X] WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS YES  /X/    NO
                                             ------    ------

ON MAY 9, 2000, 11,934,515 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

     Consolidated Balance Sheets
             March 31, 2000 and December 31, 1999                                     3

     Consolidated Statements of Operations
             Three months ended March 31, 2000 and April 2, 1999                      4

     Consolidated Statements of Cash Flows
             Three months ended March 31, 2000 and April 2,1999                       5

     Notes to Consolidated Financial Statements                                       6


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                7-9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk               10

PART II.    OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                                10

     Item 6. Exhibits and Reports on Form 8-K                                         10 - 11

             Signatures                                                               12

                                   HEARX LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,                       December 31,
                                                                    2000                             1999
                                                               ---------------                -----------------
                                                                 (unaudited)                       (audited)

CURRENT ASSETS:
Cash and cash equivalents                                     $    1,712,027                     $   2,857,187
Investment securities                                                900,000                           900,000
Accounts and notes receivable, less allowance for
 doubtful accounts of $ 235,018  and $535,609                      6,425,107                         7,027,536
Inventories                                                          587,183                           551,460
Prepaid expenses                                                     411,287                           531,169
Other assets                                                       1,732,595                           349,391
                                                              --------------                     -------------
     Total current assets                                         11,768,199                        12,216,743

PROPERTY AND EQUIPMENT - NET                                       8,282,776                         8,492,708

DEPOSITS AND OTHER                                                 2,109,927                         2,170,300
                                                              --------------                     -------------
                                                              $   22,160,902                     $  22,879,751
                                                              ==============                     =============

                                        LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
Accounts payable and accrued expenses                         $    9,605,154                     $   8,202,010
 Restructure reserve                                                 180,004                           214,656
 Accrued salaries and other compensation                             554,937                         1,562,510
 Current maturities of long term debt                                152,387                           294,993
 Dividends payable                                                   747,471                         1,003,759
                                                              --------------                     -------------
  Total current liabilities                                       11,239,953                        11,277,928
                                                              --------------                     -------------

LONG TERM DEBT, LESS CURRENT MATURITIES                              274,296                           322,332
                                                              --------------                     -------------
COMMITMENTS AND CONTINGENCIES                                           -                                 -
STOCKHOLDERS' EQUITY:
Non-redeemable preferred stock:
 (Aggregate liquidation preference $8,062,471 and
 $9,318,757) $1  par, 2,000,000 shares authorized
    1998 Convertible    5,515 & 7,315 shares outstanding               5,515                             7,315
    1997 Convertible      0 & 1,000 shares outstanding                     -                             1,000
                                                              --------------                     -------------
     Total preferred stock                                             5,515                             8,315
Common stock; $.10 par; 20,000,000 shares authorized;
12,363,117 & 11,547,337 shares issued                              1,236,312                         1,154,734
Additional paid-in capital                                        87,600,212                        87,307,886
Accumulated deficit                                              (75,902,746)                      (75,083,251)
Unamortized deferred compensation                                    (28,359)                          (37,813)
Treasury stock, at cost:430,560 & 388,760 common shares           (2,264,281)                       (2,070,380)
                                                              --------------                     -------------
     Total stockholders' equity                                   10,646,653                        11,279,491
                                                              --------------                     -------------

                                                              $   22,160,902                     $  22,879,751
                                                              ==============                     =============


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999



                                                                March 31,                          April 2,
                                                                  2000                              1999
                                                              -------------                    --------------
                                                               (Unaudited)                       (Unaudited)

NET REVENUE                                                   $  13,121,767                    $   10,454,525
                                                              -------------                    --------------

COSTS AND EXPENSES:
 Cost of products sold                                            4,297,050                         3,213,531
 Center operating expenses                                        6,743,608                         6,081,430
 General and administrative expenses                              2,111,999                         1,858,409
 Depreciation and amortization                                      644,365                           586,050
 Interest expense                                                     8,204                             7,255
                                                              -------------                    --------------
   Total costs and expenses                                      13,805,226                        11,746,675
                                                              -------------                    --------------

LOSS BEFORE MINORITY INTEREST                                      (683,459)                       (1,292,150)

MINORITY INTEREST                                                      -                              269,521
                                                              -------------                    --------------


NET LOSS                                                           (683,459)                       (1,022,629)




DIVIDENDS ON PREFERRED STOCK                                       (136,036)                         (226,661)
                                                              -------------                    --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $    (819,495)                   $   (1,249,290)
                                                              =============                    ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                 $       (0.07)                   $        (0.12)
                                                              =============                    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                       11,630,428                        10,525,898
                                                              =============                    ==============



See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2000 AND APRIL 2, 1999



                                                               March 31,         April 2,
                                                                 2000              1999
                                                            ------------      ------------
                                                             (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (683,459)       $(1,022,629)
Adjustments to reconcile net loss to net cash
Used by operating activities:
     Depreciation and amortization                              644,365            586,050
     Provision (recovery) for doubtful accounts                (273,163)           151,000
     Loss on disposition of property                             12,662                132
     Minority interest                                                -           (269,521)

(Increase) decrease in:
     Accounts and notes receivable                              855,592         (1,487,060)
     Inventories                                                (35,722)            31,433
     Prepaid expenses                                           119,882            101,689
     Other current assets and deferred charges               (1,371,012)           112,158
Increase (decrease) in :
     Accounts payable                                         1,403,144         (1,142,786)
     Accrued expenses                                        (1,042,225)          (994,772)
                                                            -----------        -----------
Net cash used in operating activities                          (369,936)        (3,934,306)
                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                        (389,460)          (392,672)
     Proceeds from maturities of  investments                      -             4,379,565
     Net cash from consolidating HEARx West                        -               656,223
                                                            -----------        -----------
Net cash  (used) provided  by investing activities             (389,460)         4,643,116
                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments:
     Long-term debt                                            (190,642)          (344,308)
Acquisition of treasury stock                                  (193,901)          (756,809)
Proceeds from the issuance of  stock, net of expenses            (1,221)            (4,573)
                                                            -----------        -----------
Net cash used by financing activities                          (385,764)        (1,105,690)
                                                            -----------        -----------
Net decrease in cash and cash equivalents                    (1,145,160)          (396,880)
Cash and cash equivalents at beginning of period              2,857,187          2,650,111
                                                            -----------        -----------
Cash and cash equivalents at end of period                  $ 1,712,027        $ 2,253,231
                                                            ===========        ===========


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified in order to conform to the 2000 presentation.

Segments

The Company's operations are organized by centers in geographic regions of the Northeast, the southeast and west coasts of Florida, and California. These regions comprise one operating segment. Net sales of operations amounted to approximately $13,122,000 and $10,455,000 during the three months ended March 31, 2000 and April 2, 1999 , respectively. Operating profit for center operations, before allocation of general corporate expenses of approximately $2,112,000 and $1,858,000 was approximately $1,613,000 and $743,000, respectively. Center operations' depreciation amounted to $468,000 and $416,000 respectively. Center operations' capital expenditures amounted to $289,000 and $409,000 , respectively.

2.   STOCKHOLDERS' EQUITY

Conversion of Preferred Stock into shares of Common Stock

During the quarter ended March 31, 2000, 1,000 shares of the 1997 Convertible Preferred Stock and 1,800 shares of the 1998 Convertible Preferred Stock were converted into 299,214 and 517,988 shares of Common Stock, respectively.

Common Stock

During the quarter ended March 31, 2000, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 580 shares of Common Stock.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's strategy for continuing and accelerating center sales growth and market penetration includes both positioning the Company as the leading provider of hearing care to the managed care marketplace and aggressively advertising to the non-insured self-pay market.

HEARx intends, as its long term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products or services. The Company is currently expanding its hearing care center network through HEARx West LLC. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation, with the centers bearing the HEARx name. The initial opening of 15 HEARx West centers in Southern California was completed by January 6, 1999 and there are currently 18 centers in operation.

Effective January 1, 2000, several insurance companies with which the Company has contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued Medicare benefits. The Company believes these changes will not have a long term material adverse effect on the Company's financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

During the quarter ended March 31, 2000, the Company formed a strategic marketing partnership with TIME Magazine ("TIME"). As part of this program, patients visiting HEARx centers will be offered an opportunity to subscribe to the TIME regular or the TIME large print edition. In addition, HEARx will be offering previous patients an opportunity to receive as a gift a TIME watch and two free months of either edition of TIME. TIME, as part of the agreement, will include a HEARx offer to TIME subscribers and prospective subscribers residing in zip codes serviced by HEARx. Both of these groups will receive a discount at HEARx when purchasing a hearing aid in addition to a free one year subscription of either edition of TIME.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 compared to the three months ended April 2, 1999

Net revenues increased $2,667,242, or 26%, to $13,121,767 in the first quarter of 2000 from $10,454,525 in the comparable quarter of 1999. The increase in net revenues resulted from the increase of revenues from HEARx West and an increase in the Company's non-insured "self-pay" business. HEARx West recorded net revenues of $3,903,475 from 18 centers for the quarter, up 122%, from $1,761,006 from 15 centers for the comparable quarter of 1999.

The loss before preferred dividends for the first quarter of 2000 decreased 33%, from $1,022,629 in the first quarter of 1999 to $683,459. This decrease is primarily due to the increase in revenues.

 Cost of products sold increased $1,083,519, or 34%, to $4,297,050 in the first quarter of 2000 from $3,213,531 in the comparable quarter of 1999. Approximately 70% of the 34% increase represents the increase attributable to HEARx West increased product sales. The remainder of the increase is attributable to the increase in product sales from other centers. The cost of products sold as a percentage of net revenues, which was 33% and 31% for the first quarters of 2000 and 1999, respectively, fluctuates from period to period depending generally upon the products being promoted.

Center operating expenses increased $662,178, or 11%, to $6,743,608 in the first quarter of 2000 from $6,081,430 in the comparable quarter of 1999. The increase is partially because there were only 15 HEARx West centers which were not fully operational during the first quarter of 1999 compared to 18 HEARx West centers in full operation during the comparable quarter of 2000. In addition, during the quarter the Company intensified its aggressive marketing programs increasing advertising expense to $1,684,100 up from $973,050 for the comparable quarter of 1999. These increases were offset by the recovery of net bad debts totaling $273,163. Consolidated center operating expenses as a percentage of revenues decreased in the first quarter of 2000 to 51% from 58% in the first quarter of 1999. The percentage decrease is due to the increase in revenues.

General and administrative expenses increased $253,590, or 14% to $2,111,999 in the first quarter of 2000 from $1,858,409 in the comparable quarter of 1999. This increase is partially due to the increase in wages and fringe benefits associated with the expansion of corporate administrative functions. In addition corporate advertising expense increased $61,334, to $142,626 in the first quarter of 2000 from $81,292 in the comparable quarter of 1999.

At the center level, HEARx is profitable in Florida where sales for the quarter ended March 31, 2000 were down approximately 4% over the comparable period in 1999. This decrease is the result of having fourteen weeks in the first quarter of 1999 versus thirteen weeks in 2000. The California centers, operating under HEARx West, were also profitable at the center level, where sales for the quarter ended March 31, 2000 were up approximately 122% over the comparable period in 1999. In the Northeast market, centers have yet to generate enough revenue to reach profitability at the center level, although revenues were up 38% over the comparable quarter of 1999.

Depreciation and amortization expense increased $58,315, or 10%, to $644,365 in the first quarter of 2000 from $586,050 in the comparable quarter of 1999. This increase is attributable to the increase of depreciable assets due to the opening of 18 HEARx West centers in California during 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $410,569 to $528,246 as of March 31, 2000 from $938,815 as of December 31, 1999. This decrease is primarily the result of net cash used by operating activities. The Company completed a $5 million private placement on May 9, 2000. See "Recent Developments" below. The Company believes that its current cash and revenues from operations will be sufficient to support the Company's capital needs through the year 2000, although there can be no assurance that unexpected capital needs will not arise for which existing revenues may be insufficient.

Net cash used by operating activities decreased from $3,934,307 in the first quarter of 1999, to $349,934 in the first quarter of 2000. The decrease in cash used by operating activities was the result of the reduction of operating losses of approximately $340,000 and the reduction of the increase in current assets, including accounts and notes receivable, of approximately $831,000 offset against the increase in accounts payable and accrued expenses of approximately $2.5 million.

Net cash provided by investing activities decreased from $4,643,116 in the first quarter of 1999, to cash being used for investing activities $389,460 in the first quarter of 2000. Net funds from the maturity of investments were $4,379,565 which was offset by the purchase of property and equipment of $392,672 in the first quarter of 1999, and there were no funds from the sale or maturity of investments in the first quarter of 2000, however there were purchases of property and equipment of $389,460.

Cash from financing activities decreased from cash being used from financing activities of $1,105,690 in the first quarter of 1999 to $405,765 in the first quarter of 2000. This decrease was primarily the result of repurchasing fewer shares of the Company's common stock in the first quarter of 2000 compared to the first quarter of 1999, and approximately $154,000 less of principal repayments on long-term debt.

RECENT DEVELOPMENTS

On May 9, 2000, the Company closed a private placement of its equity securities with the sale of 500 shares of a newly designated series of convertible preferred stock with a 7% dividend rate and warrants to purchase up to 203,390 shares of common stock, for an aggregate purchase price of $5 million. Dividends are payable upon conversion of the preferred stock in cash or common stock at the option of the Company. The preferred stock is not convertible until after August 7, 2000 and then at a fixed conversion price of $4.46 until January 2001. From January 2001 until May 2001, the holders may request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elects not to redeem the shares, the conversion price converts to the lesser of $4.46 or the market price (defined as the average of the five lowest closing prices for the thirty days preceding the conversion date) at the time of conversion. The preferred stock automatically converts to common stock in three years. The Company received proceeds of $4,585,000, net of cash commissions and certain expenses. The Company has agreed to register for resale the common stock underlying the preferred stock and warrants.



Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the expected effect of SFAS 133 on the Company; the Company's goal of establishing a nationwide center network; current working capital and revenues from operations being sufficient to support the Company's capital; the Company's belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract; Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation, as well as those risks associated with the Company's business described in the Company's annual report on Form 10-K for the fiscal year ended 12/31/99 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2000, 1,000 shares of the 1997 Convertible Preferred Stock and 1,800 shares of the 1998 Convertible Preferred Stock plus accrued dividends of $175,397 and $216,926 were converted into 299,214 and 517,988 shares of the Company's Common Stock, respectively. The 1997 and 1998 Convertible Preferred Stock was initially issued to certain "accredited investors" pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon the conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.

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

3.4 Certificate of Designations, Preferences and Rights of the Company's 1998 Convertible Preferred Stock. [3] Filed as an exhibit to the Company's Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.5 By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

4.1 Form of Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company's 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).

(b) Reports on Form 8-K:

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEARx Ltd.
                                   (Registrant)

Date:  May 12, 2000                    By:  /s/ Stephen J. Hansbrough
                                            ---------------------------
                                            Stephen J. Hansbrough
                                            President and
                                            Chief Operating Officer

Date:  May 12, 2000                    By:  /s/ James W. Peklenk
                                            ---------------------------
                                            James W. Peklenk
                                            Vice President and
                                            Chief Financial Officer