Form 10-Q
period 2000-06-30
HEARX LTD
filed 2000-08-08
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)




            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended             June 30, 2000
                                         ---------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                            -------------    -------------------

                         Commission file number 0-16453
                                                -------

                                    HEARx LTD
--------------------------------------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

       Delaware                                                   22-2748248
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 1250 Northpoint Parkway, West Palm Beach, Florida                  33407
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

    Registrant's Telephone Number,  Including Area Code     (561) 478-8770
                                                        ------------------------

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

On July 21, 2000 12,363,413 shares of the Registrant's Common Stock were outstanding.

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.              FINANCIAL INFORMATION

           Item 1.   Financial Statements:

            Consolidated Balance  Sheets                                                        3
                     June 30 , 2000 and December 31, 1999

           Consolidated Statements of Operations                                                4
                     Six months ended June 30, 2000 and July 2, 1999

            Consolidated Statements of Operations                                               5
                     Three months ended June 30, 2000 and July 2, 1999

           Consolidated Statements of Cash Flows                                                6
                     Six months ended June 30, 2000 and July 2,1999

           Notes to  Consolidated Financial Statements                                          7 - 8

           Item 2.   Management's Discussion and Analysis of Financial Condition                9 - 12
                     and Results of Operations

PART II.   OTHER INFORMATION

           Item 2. Changes in Securities and Use of Proceeds                                    13

           Item 4.   Submission of Matters to a Vote of Security Holders                        13

           Item 6.   Exhibits and reports on Form 8-K                                           14


                     Signatures                                                                 15

                                   HEARX LTD.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                       June 30,                  December 31,
                                                                                         2000                        1999
                                                                                 --------------------      --------------------
CURRENT ASSETS:                                                                         (unaudited)               (audited)
 Cash and cash equivalents                                                        $        2,725,799        $        2,857,187
 Investment securities                                                                     4,418,721                   900,000
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 307,376  and $535,609                                            6,299,949                 7,027,536
 Inventories                                                                                 475,163                   551,460
 Prepaid expenses                                                                            539,695                   531,169
 Other Assets                                                                              1,952,595                   349,391
                                                                                  ------------------        ------------------
     Total current assets                                                                 16,411,922                12,216,743

PROPERTY AND EQUIPMENT - NET                                                               8,015,300                 8,492,708

OTHER ASSETS                                                                               2,065,705                 2,170,300
                                                                                  ------------------        ------------------
                                                                                  $       26,492,927        $       22,879,751
                                                                                  ==================        ==================

                     LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                           $        9,720,205        $        8,202,010
  Restructure reserve                                                                        120,946                   214,656
  Accrued salaries and other compensation                                                    760,321                 1,562,510
  Current maturities of long term debt                                                        71,137                   294,993
  Dividends payable                                                                          914,207                 1,003,759
                                                                                  ------------------        ------------------
      Total current liabilities                                                           11,586,816                11,277,928
                                                                                  ------------------        ------------------

LONG TERM DEBT, LESS CURRENT MATURITIES                                                      268,576                   322,332
                                                                                  ------------------        ------------------
COMMITMENTS AND CONTINGENCIES                                                                      -                         -
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 13,229,207 and $9,318,757) $1  par,
   2,000,000 shares authorized
        2000 Convertible       500 & 0 shares outstanding                                        500                         -
        1998 Convertible    5,515 & 7,315 shares outstanding                                   5,515                     7,315
        1997 Convertible      0 &  1,000 shares outstanding                                        -                     1,000
                                                                                  ------------------        ------------------
           Total preferred stock                                                               6,015                     8,315
  Common stock; $.10 par; 20,000,000  shares
  authorized; 12,364,117 & 11,547,337 shares
  issued                                                                                   1,236,412                 1,154,734
  Additional paid-in capital                                                              92,157,258                87,307,886
  Accumulated deficit                                                                    (76,499,644)              (75,083,251)
  Accumulated other comprehensive income                                                      20,681                         -
  Unamortized deferred compensation                                                          (18,906)                  (37,813)
  Treasury stock, at cost:430,560 & 388,760 common shares                                 (2,264,281)               (2,070,380)
                                                                                  ------------------        ------------------
         Total stockholders' equity                                                       14,637,535                11,279,491
                                                                                  ------------------        ------------------

                                                                                  $       26,492,927        $       22,879,751
                                                                                  ==================        ==================


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999

                                                                                      2000                       1999
                                                                             -------------------        -------------------
                                                                                   (Unaudited)               (Unaudited)
NET REVENUES                                                                 $        28,296,183        $        22,459,755
                                                                             -------------------        -------------------

COSTS AND EXPENSES:
  Cost of products sold                                                                9,829,774                  6,938,377
  Center operating expenses                                                           14,007,075                 12,431,648
  General and administrative expenses                                                  4,270,382                  3,769,413
  Depreciation and amortization                                                        1,286,293                  1,185,328
  Interest expense                                                                        16,281                     12,772
                                                                             -------------------        -------------------
      Total costs and expenses                                                        29,409,805                 24,337,538
                                                                             -------------------        -------------------

LOSS BEFORE MINORITY INTEREST                                                         (1,113,622)                (1,877,783)

MINORITY INTEREST                                                                              -                    197,552
                                                                             -------------------        -------------------

NET LOSS                                                                              (1,113,622)                (1,680,231)

DIVIDENDS ON PREFERRED STOCK                                                            (302,771)                  (426,030)
                                                                             -------------------        -------------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                   $        (1,416,393)       $        (2,106,261)
                                                                             ===================        ===================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                $             (0.12)       $             (0.20)
                                                                             ===================        ===================

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                                            11,782,598                 10,574,252
                                                                             ===================        ===================


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999


                                                                                      2000                      1999
                                                                             -------------------        ------------------
                                                                                   (Unaudited)              (Unaudited)
NET REVENUES                                                                 $        15,174,416        $       12,005,229
                                                                             -------------------        ------------------

COSTS AND EXPENSES:
  Cost of products sold                                                                5,532,724                 3,724,846
  Center operating expenses                                                            7,263,467                 6,350,218
  General and administrative expenses                                                  2,158,383                 1,911,004
  Depreciation and amortization                                                          641,928                   599,277
  Interest expense                                                                         8,077                     5,517
                                                                             -------------------        ------------------
      Total costs and expenses                                                        15,604,579                12,590,862
                                                                             -------------------        ------------------

LOSS BEFORE MINORITY INTEREST                                                           (430,163)                 (585,633)

MINORITY INTEREST                                                                              -                   (71,969)
                                                                             -------------------        ------------------

NET LOSS                                                                                (430,163)                 (657,602)

DIVIDENDS ON PREFERRED STOCK                                                            (166,735)                 (199,369)
                                                                             -------------------        ------------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                   $          (596,898)       $         (856,971)
                                                                             ===================        ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                $             (0.05)       $            (0.08)
                                                                             ===================        ==================

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                                            11,934,768                10,626,327
                                                                             ===================        ==================


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 2000 AND JULY 2, 1999


                                                                                            2000                  1999
                                                                                    ------------------    -----------------
                                                                                         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $       (1,113,622)   $      (1,680,231)
Adjustments to reconcile net loss to net cash
Provided(used) by operating activities:
     Depreciation and amortization                                                           1,286,293            1,185,328
     Provision(recoveries) for doubtful accounts                                              (190,834)             256,000
     Loss on disposition of property                                                            28,508                1,474
     Minority interest                                                                               -             (197,552)

(Increase) decrease in:
     Accounts and notes receivable                                                             918,421           (3,032,126)
     Inventories                                                                                76,298              (34,511)
     Prepaid expenses                                                                           (8,526)               6,629
     Other current assets and charges                                                       (1,594,973)              20,571
Increase (decrease) in:
      Accounts payable                                                                       1,518,197            1,113,180
      Accrued expenses                                                                        (895,901)          (1,111,022)
                                                                                    ------------------    -----------------
Net cash provided/(used) in operating activities                                                23,861           (3,472,260)
                                                                                    ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       (724,711)            (678,600)
     Proceeds from sale of property and equipment                                                2,587                    -
     Purchase of investments                                                                (3,498,039)          (1,500,000)
     Proceeds from maturities of investments                                                         -            7,708,023
     Net cash from consolidating HEARx West                                                          -              656,223
                                                                                    ------------------    -----------------
Net cash (used)/provided by investing activities                                            (4,220,163)           6,185,646
                                                                                    ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments:
     Short-term debt                                                                          (277,612)            (352,918)
Acquisition of treasury stock                                                                 (193,901)          (1,200,724)
Proceeds from the issuance of stock, net of expenses                                         4,536,427              (10,040)
                                                                                    ------------------    -----------------
Net cash provided(used) by financing activities                                              4,064,914           (1,563,682)
                                                                                    ------------------    -----------------
Net  (decrease) increase  in cash and cash equivalents                                        (131,388)           1,149,704
                                                                                    ------------------    -----------------
Cash and cash equivalents at beginning of period                                             2,857,187            2,650,110
                                                                                    ------------------    -----------------
Cash and cash equivalents at end of period                                          $        2,725,799    $       3,799,814
                                                                                    ==================    =================


See accompanying notes to the consolidated financial statements

                                   HEARX LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified in order to conform to the 2000 presentation.

Segments

The Company's operations are organized by centers into three geographic regions, the Northeast, Florida, and California. These regions comprise one operating segment. Net sales from the Northeast, Florida and California were approximately $6.9 million, $12.6 million and $8.7 million, respectively, for the six months ended June 30, 2000 as compared to $4.9 million, $12.6 million and $4.8 million, respectively for the comparable period of 1999. Operating profits at the center level for the six months ended June 30, 2000, were approximately $500,000, $2,600,000 and $1,200,000 for the Northeast, Florida and California, respectively, as compared to an operating loss of approximately $400,000 for the Northeast, and operating profit of approximately $2,700,000 and $800,000, for Florida and California respectively, for the comparable period of 1999. Operating profits at the center level are computed before corporate general and administrative expenses, depreciation/amortization and preferred dividends.

2.   STOCKHOLDERS' EQUITY

Series I Convertible Preferred Stock

On May 9, 2000, the Company closed a private placement of its equity securities with the sale of 500 shares of a newly designated series of convertible preferred stock with a 7% dividend rate and warrants to purchase up to 203,390 shares of common stock, for an aggregate purchase price of $5 million. Dividends are payable upon conversion of the preferred stock in cash or common stock at the election of the Company. The preferred stock is not convertible until after August 6, 2000 and then at a fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders may request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elects not to redeem the shares, the conversion price converts to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for 30 days preceding the conversion date) at the time of conversion. The preferred stock automatically converts to common stock in three years. The Company received proceeds of $4,585,000, net of cash commissions and certain expenses. The Company has registered for resale the common stock underlying the preferred stock and warrants.


Conversion of Preferred Stock into shares of Common Stock

                                   HEARX LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the six months ended June 30, 2000, 1,000 shares of the 1997 Convertible Preferred Stock and 1,800 shares of the 1998 Convertible Preferred Stock were converted into 299,214 and 517,988 shares of Common Stock, respectively.

Common Stock

During the six months ended June 30, 2000, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 1,580 shares of Common Stock.

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

                                   HEARX LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The Company's strategy for continuing and accelerating center sales growth and market penetration includes both aggressively advertising to the non-insured self-pay or retail market and positioning the Company as the leading provider of hearing care to the benefited populations covered by managed care contracts.

HEARx intends, as its long term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products and services. The Company is currently expanding its hearing care center network through HEARx West LLC in California. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation and its affiliate Kaiser Foundation Health Plan, with the centers bearing the HEARx name. For the six months ended June 30, 2000, the Company operated 18 of these centers in California. On July 17, 2000, the Company opened another center in California bringing the total of HEARx West centers in operation to 19.

During the six months ended June 30, 2000, the Company formed two strategic marketing partnerships, one with TIME Magazine ("TIME") and one with Reader's Digest. As part of each program, patients visiting HEARx centers will be offered an opportunity to take advantage of a special promotion of either magazine's large print edition.

TIME, as part of its agreement with HEARx, will include a HEARx offer to TIME subscribers and prospective subscribers residing within zip codes serviced by HEARx. Both of these groups will receive a discount at HEARx when purchasing a hearing aid in addition to a free one year subscription of either TIME regular or Time large print edition.

HEARx will be promoting Reader's Digest Large Print Edition in the HEARx network of hearing care centers and in its patient mailings. Reader's Digest Large Print will be including a special offer from HEARx to current subscribers of Reader's Digest Large Print Edition. HEARx will also receive a special credit for use in advertising in Reader's Digest Large Print Edition. Reader's Digest Large Print currently reaches over 500,000 people each month with more than 35 percent residing in areas currently serviced by HEARx.

Effective January 1, 2000, several insurance companies with which the Company has contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued hearing benefits for Medicare patients. The Company believes these changes will not have a long term material adverse effect on the Company's financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

RESULTS OF OPERATIONS

For the three months ended June 30, 2000 compared to the three months ended July 2,1999

Net revenues increased $3,169,187, or 26%, to $15,174,416 in the second quarter of 2000 from $12,005,229 in the comparable quarter of 1999. The increase in net revenues resulted from the increase of revenues from HEARx West and the Northeast and an increase in the retail business arising from the Company's aggressive advertising campaign. HEARx West recorded net revenues of $4,779,898 from 18 centers for the quarter, up 54%, from $3,093,845 from 15 centers for the comparable quarter of 1999.

Cost of products sold increased $1,807,878, or 49%, to $5,532,724 in the second quarter of 2000 from $3,724,846 in the comparable quarter of 1999. The increase in the cost of products sold is a direct result of the increase in net revenues. The cost of products sold as a percent of net revenues, which was 36% and 31% for the second quarter of 2000 and 1999, respectively, fluctuates from period to period due to retail pricing and changing marketing strategies.

Center operating expenses increased $913,249, or 14%, to $7,263,467 in the second quarter of 2000 from $6,350,218 in the comparable quarter of 1999. The increase is partially because there were only 15 HEARx West centers in the second quarter of 1999, many of which were not then fully operational, compared to 18 HEARx West centers in full operation during the comparable quarter of 2000. In addition, the Company continued to intensify its aggressive marketing program increasing advertising expense to $1,813,117 up from $1,376,879 for the comparable quarter of 1999. Center operating expenses as a percent of revenue decreased to 48% in the second quarter of 2000, from 53% in the second quarter of 1999. The percentage decrease is due to the increase in revenues.

General and administrative expenses increased $247,379 to $2,158,383 in the second quarter of 2000 from $1,911,004 in the comparable quarter of 1999. This increase is partially due to the increase in wages and fringe benefits associated with the expansion of corporate administrative functions. In addition corporate marketing expense increased $48,234, to $136,412 in the second quarter of 2000 from $88,178 in the comparable quarter of 1999.

At the center level, all three geographic areas serviced by HEARx, Florida, the Northeast and California (operating under HEARx West) were profitable. In Florida, the Northeast and California, sales were up approximately 5%, 43% and 54%, respectively over the comparable quarter of 1999.

Depreciation and amortization expense increased $42,651, or 7%, to $641,928 in the second quarter of 2000 from $599,277 in the comparable quarter of 1999. This increase is attributable to the increase of depreciable assets due to the opening of 18 HEARx West centers in California during 1999 and the relocation of certain centers within Florida during the second quarter of 2000.

For the six months ended June 30, 2000 compared to July 2, 1999

Net revenues increased $5,836,428, or 26%, to $28,296,183 in the first six months of 2000 from $22,459,755 in the comparable period of 1999. The increase in net revenues resulted from the increase of revenues from HEARx West and the Northeast and an increase in the Company's retail business arising from the Company's aggressive advertising campaign. HEARx West recorded net revenues of $8,683,373 from 18 centers for the six months ended, up 78%, from $4,854,851 from 15 centers for the comparable six months of 1999.

The net loss before preferred dividends for the first six months of 2000 decreased 34% from $1,680,232 in the first six months of 1999 to $1,113,622. This decrease is primarily due to the increase in revenues.

Cost of products sold increased $2,891,397, or 42%, to $9,829,774 in the first six months of 2000 from $6,938,377 in the comparable period of 1999. Approximately 55% of the 42% increase represents the increase attributable to HEARx West increased product sales. The remainder of the increase is attributable to the increase in product sales from other centers. The cost of products sold as a percent of net revenues, which was 35% and 31% for the first six months of 2000 and 1999 respectively, fluctuates from period to period due to retail pricing and changing marketing strategies.

Center operating expenses increased $1,575,427, or 13%, to $14,007,075 in the first six months of 2000 from $12,431,648 in the comparable period of 1999. The increase is partially because there were only 15 HEARx West centers in the first six months of 1999, many of which were not then fully operational, compared to 18 HEARx West centers in full operation during the comparable period of 2000. In addition, the Company continued to intensify its aggressive marketing program increasing advertising expense to $3,497,218 up from $2,358,190 for the comparable period of 1999. These increases were offset by the recovery of bad debts totaling $190,834. Center operating expenses as a percent of revenue decreased in the first six months of 2000 to 50% from 55% in the first six months of 1999. The percentage decrease is due to the increase in revenues.

General and administrative expenses increased $500,969, or 13% to $4,270,382 in the first six months of 2000 from $3,769,413 in the comparable period of 1999. This increase is partially due to the increase in wages and fringe benefits associated with the expansion of corporate administrative functions. Travel costs also increased to $147,638 for the six months ended June 30, 2000 from $89,321 in the comparable quarter of 1999 due to increased travel for HEARx West business. In addition, corporate marketing expense increased $109,568, to $279,038 in the first six months of 2000 from $169,470 in the comparable period of 1999.

Depreciation and amortization expense increased $100,965, or 9%, to $1,286,293 in the first six months of 2000 from $1,185,328 in the comparable period of 1999. This increase is attributable to the additional depreciation related to the opening of 18 HEARx West centers in California during 1999 and the relocation of certain centers within Florida during the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $3,886,291 to $4,825,106 as of June 30, 2000 from $938,815 as of December 31, 1999. On May 9, 2000 the Company completed a private placement providing the Company with proceeds of $4,585,000 after payment of the placement fee. Although there can be no assurance, the Company believes that its current cash and revenues from operations are sufficient to support the Company's capital needs through 2000.

Net cash provided by operating activities increased from a net use of cash of $3,472,260 in the second quarter of 1999, to net cash provided by operating activities of $23,861 in the second quarter of 2000. The increase in cash being provided by operating activities was primarily the result of the reduction of operating losses of approximately $570,000, the reduction in current assets, including accounts and notes receivable, of approximately $ 2.4 million, and the increase in accounts payable and accrued expenses of approximately $620,000.

Net cash provided by investing activities decreased from $6,185,646 in the second quarter of 1999, to cash being used for investing activities of $4,220,163 in the second quarter of 2000. There were no funds from the maturity of investments in the second quarter of 2000, however there were purchases of investments of $3,498,039 and property and equipment of $724,711.

Cash from financing activities increased from cash being used for financing activities of $1,563,682 in the second quarter of 1999 to cash being provided from financing activities of $4,064,914 in the second quarter of 2000. This change was primarily the result of net proceeds of $4,585,000, from a preferred stock offering included in the second quarter of 2000.






Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the expected effect of SFAS 133 on the Company; the Company's goal of establishing a nationwide center network; plans for the TIME and Reader's Digest Large
Print Edition promotionals; current working capital and revenues from operations being sufficient to support the Company's capital; the Company's belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation and of the strategic marketing partnership programs with TIME and Reader's Digest, as well as those risks associated with the Company's business described in the Company's annual report on Form 10-K for the fiscal year ended 12/31/99 filed with the Securities and Exchange Commission

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        None

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

On May 9, 2000, the Company entered into a Convertible Preferred Stock Purchase Agreement with Advantage Fund II Ltd., pursuant to which the Company sold a total of 500 shares of the Company's 7% Series I Convertible Preferred Stock, par value $1.00 per share (the "Series I Preferred Stock") and warrants to acquire 203,390 shares of the Company's common stock, par value $.10 per share (the "Common Stock") (the "Warrants") for an aggregate purchase price of $5.0 million. The offers and sales were made only to persons who qualified as "accredited investors" as defined by Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 as amended, to issue the securities without registration.

The Series I Preferred Stock is convertible into Common Stock after August 6, 2000.. Upon conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the Series I Preferred Stock ($10,000 per share), plus accrued and unpaid dividends (unless the Company elects to pay dividends in cash) by $4.46 (subject to adjustments upon occurrence of certain dilutive events). The dividends payable upon conversion will be equal to 7% of the stated value of the Series I Preferred Stock per annum in cash or by accrual to the Stated Value, at the Company's discretion subject to limited exceptions. The Series I Preferred Stock may not be converted until after August 6, 2000 and then at the fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders may request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elects not to redeem the shares, the conversion price converts to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for the 30 days preceding the conversion date) at the time of conversion. The Series I Preferred Stock may be converted by holders in accordance with these terms any time prior to May 9, 2003, and will automatically convert on such date. In the event of liquidation, dissolution or winding up of the Company prior to the conversion of the Series I Preferred Stock, holders of the Series I Preferred Stock will be entitled to receive an amount equal to the stated value per share before any distribution shall be made to the holders of any junior securities but after any distribution made to holders of senior securities.

The Warrants are exercisable for shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of common Stock for an exercise price of $4.46 per share. The Warrants will expire on May 9, 2005.

In connection with this transaction, the Company also entered into a Registration Rights Agreement with the purchaser under which the Company was required to file a registration statement on Form S-3 by June 8, 2000, covering the resale of the shares of Common Stock underlying all of the Series I Preferred Stock and Warrants. The registration statement was timely filed and was declared effective by the Securities and Exchange Commission on June 19, 2000.

The net proceeds to the Company after payment of finders fees was $4,585,000. In connection with the placement of the Series I Preferred Stock, the Company also issued finders warrants to purchase an aggregate of 131,695 shares of Common Stock at an exercise price equal to $4.46. All of the shares underlying the finder warrants were included in the registration statement on Form S-3 filed by the Company.

During the six months ended June 30, 2000, 1,000 shares of the 1997 Convertible Preferred Stock and 1,800 shares of the 1998 Convertible Preferred Stock plus accrued dividends of

$175,397 and $216,926 were converted into 299,214 and 517,988 shares of the Company's Common Stock, respectively. The 1997 and 1998 Convertible Preferred Stock was initially issued to certain "accredited investors" pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon the conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 6, 2000. At that meeting, the stockholders were asked to consider and act on three separate matters. These matters and the final vote of the stockholders on them are as follows:

           1. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to provide for a classified board of directors:

           5,204,858 "For"; 897,676 "Against"; 5,406,423 broker non-votes and
           77,527 abstentions. The proposal was not approved.

           2. The election of five directors for a one-year term:

           For the election of directors:

                                                                        Against/              Broker/
     Nominee                                       For                  Withheld             Non-votes          Abstentions
Paul A. Brown, M.D.                            11,255,246               316,172                  0                537,943
Stephen J. Hansbrough                          11,259,279               312,139                  0                537,943
Thomas W. Archibald                            11,261,574               309,844                  0                537,943
Joseph L. Gitterman III                        11,258,899               312,519                  0                537,943
David J. McLachlan                             11,261,419               309,999                  0                537,943

           3. To approve an amendment to the HEARx 1995 Flexible Stock Plan to increase the number of shares of common stock available under the
           Plan:

           10,511,729 "For"; 1,026,360 "Against"; 0 broker non-votes and 48,395 abstentions. The proposal was approved.



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

           3.5 Certificate of Designations, Preferences and Rights of the Company's 7% Series I Convertible Preferred Stock. [3] Filed as an exhibit to the Company's Current Report on Form 8-K, filed May 9, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference.

           3.6 By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

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

           27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).



(b)        Reports on Form 8-K:

           A current report on Form 8-K, dated May 9, 2000, was filed with the Securities and Exchange Commission on May 22, 2000, in which the Company reported the offer and sale of the Series I Preferred Stock pursuant to Regulation D for an aggregate gross sale price of $5.0 million.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEARx Ltd.
                                  (Registrant)

           Date:  August 7, 2000           By:       s/Stephen J. Hansbrough
                                                     -----------------------
                                                     Stephen J. Hansbrough
                                                     President and
                                                     Chief Operating Officer

           Date:  August 7, 2000           By:       s/James W. Peklenk
                                                     ------------------
                                                     James W. Peklenk
                                                     Vice President and
                                                     Chief Financial Officer