Form 10-Q
period 2000-09-29
HEARX LTD
filed 2000-11-13
CIK 821536

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 29, 2000
                                             ----------------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO _______________

                       COMMISSION FILE NUMBER  0-16453
                                              ---------

                                  HEARx LTD
-------------------------------------------------------------------------------
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

            DELAWARE                                       22-2748248
-------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA                     33407
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

 REGISTRANT'S TELEPHONE NUMBER,  INCLUDING AREA CODE     (561) 478-8770
                                                     --------------------------

             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT

         INDICATE BY CHECK [X] WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS    YES    X    NO
                                                     -------    -------

ON OCTOBER 31, 2000, 11,857,685 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                                    INDEX

                                                                                         PAGE
                                                                                         ----
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Consolidated Balance  Sheets                                                      3
                  September 29 , 2000 and December 31, 1999

         Consolidated Statements of Operations                                             4
                  Nine months ended September 29, 2000 and October 1,  1999

         Consolidated Statements of Operations                                             5
                  Three months ended September 29, 2000 and October 1, 1999

         Consolidated Statements of Cash Flows                                             6
                  Nine months ended September 29, 2000 and October 1,1999

         Notes to Consolidated Financial Statements                                        7 - 8

         Item 2.  Management's Discussion and Analysis of Financial Condition              9 - 12
                  and Results of Operations

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                                 13

         Item 6.  Exhibits and reports on Form 8-K                                         13 - 14


                  Signatures                                                               15

                                  HEARx LTD.
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                            September 29,          December 31,
                                                                                 2000                  1999
                                                                             -------------         -------------
CURRENT ASSETS:                                                               (unaudited)            (audited)
 Cash and cash equivalents                                                   $  2,181,563          $  2,857,187
 Investment securities                                                          3,038,264               900,000
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 187,827  and $535,609                                 5,180,699             7,027,536
 Inventories                                                                      516,972               551,460
 Prepaid expenses                                                                 467,849               531,169
 Other assets                                                                   2,420,596               349,391
                                                                             -------------         -------------
     Total current assets                                                      13,805,943            12,216,743

PROPERTY AND EQUIPMENT - NET                                                    7,645,699             8,492,708

OTHER ASSETS                                                                    1,988,901             2,170,300
                                                                             -------------         -------------
                                                                             $ 23,440,543          $ 22,879,751
                                                                             =============         =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $  7,999,169          $  8,202,010
  Restructure reserve                                                              69,778               214,656
  Accrued salaries and other compensation                                         588,531             1,562,510
  Current maturities of long term debt                                             71,137               294,993
  Dividends payable                                                             1,176,056             1,003,759
                                                                             -------------         -------------
      Total current liabilities                                                 9,904,671            11,277,928
                                                                             -------------         -------------

LONG TERM DEBT, LESS CURRENT MATURITIES                                           262,857               322,332
                                                                             -------------         -------------
COMMITMENTS AND CONTINGENCIES                                                       -                     -
STOCKHOLDERS' EQUITY:
 Non-redeemable preferred stock:
   (Aggregate liquidation preference $ 13,491,058 and $9,318,757)
   $1  par, 2,000,000 shares authorized
        2000 Convertible       500 & 0 shares outstanding                             500                 -
        1998 Convertible    5,515 & 7,315 shares outstanding                        5,515                 7,315
        1997 Convertible      0 &  1,000 shares outstanding                         -                     1,000
                                                                             -------------         -------------
           Total preferred stock                                                    6,015                 8,315
  Common stock; $.10 par; 20,000,000  shares
  authorized; 12,364,139 & 11,547,337 shares
  issued                                                                        1,236,414             1,154,734
  Additional paid-in capital                                                   92,124,554            87,307,886
  Accumulated deficit                                                         (77,727,483)          (75,083,251)
  Accumulated other comprehensive income                                            4,641                 -
  Unamortized deferred compensation                                                (9,453)              (37,813)
  Treasury stock, at cost:463,860 & 388,760 common shares                      (2,361,673)           (2,070,380)
                                                                             -------------         -------------
         Total stockholders' equity                                            13,273,015            11,279,491
                                                                             -------------         -------------

                                                                             $ 23,440,543          $ 22,879,751
                                                                             =============         =============


See accompanying notes to the consolidated financial statements

                                  HEARX LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999

                                                                              2000                   1999
                                                                          ------------          ------------
                                                                          (Unaudited)            (Unaudited)
NET REVENUES                                                              $41,643,215           $35,721,997
                                                                          ------------          ------------

COSTS AND EXPENSES:
  Cost of products sold                                                    14,056,328            11,176,580
  Center operating expenses                                                21,241,810            19,038,006
  General and administrative expenses                                       6,479,019             5,750,521
  Depreciation and amortization                                             1,923,165             1,780,042
  Interest expense                                                             22,502                19,019
                                                                          ------------          ------------
      Total costs and expenses                                             43,722,824            37,764,168
                                                                          ------------          ------------

LOSS BEFORE MINORITY INTEREST                                              (2,079,609)           (2,042,171)

MINORITY INTEREST                                                               -                   (13,563)
                                                                          ------------          ------------
NET LOSS                                                                   (2,079,609)           (2,055,734)

DIVIDENDS ON PREFERRED STOCK                                                 (564,623)             (591,754)
                                                                          ------------          ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                $(2,644,232)          $(2,647,488)
                                                                          ============          ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                             $     (0.22)          $     (0.25)
                                                                          ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                                 11,826,380            10,697,459
                                                                          ============          ============


See accompanying notes to the consolidated financial statements

                                  HEARx LTD.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999


                                                         2000               1999
                                                      ------------       ------------
                                                      (Unaudited)        (Unaudited)
NET REVENUES                                          $13,347,032        $13,262,242
                                                      ------------       ------------

COSTS AND EXPENSES:
  Cost of products sold                                 4,226,554          4,238,203
  Center operating expenses                             7,234,736          6,606,358
  General and administrative expenses                   2,208,636          1,981,108
  Depreciation and amortization                           636,873            594,714
  Interest expense                                          6,220              6,246
                                                      ------------       ------------
      Total costs and expenses                         14,313,019         13,426,629
                                                      ------------       ------------

LOSS BEFORE MINORITY INTEREST                            (965,987)          (164,387)

MINORITY INTEREST                                           -               (211,115)
                                                      ------------       ------------
NET LOSS                                                 (965,987)          (375,502)

DIVIDENDS ON PREFERRED STOCK                             (261,852)          (165,724)
                                                      ------------       ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            $(1,227,839)       $  (541,226)
                                                      ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $     (0.10)       $     (0.05)
                                                      ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                             11,913,845         10,953,351
                                                      ============       ============


See accompanying notes to the consolidated financial statements

                                  HEARx LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 29, 2000 AND OCTOBER 1, 1999


                                                                                 2000               1999
                                                                             -------------      -------------
                                                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(2,079,609)       $(2,055,734)
Adjustments to reconcile net loss to net cash
 Used by operating activities:
     Depreciation and amortization                                             1,923,165          1,780,042
     Provision(recoveries) for doubtful accounts                                (184,016)           422,500
     Loss on disposition of equipment                                             32,040             14,925
     Minority interest                                                             -                 13,563

(Increase) decrease in:
     Accounts and notes receivable                                             2,030,853         (3,734,353)
     Inventories                                                                  34,489            (35,655)
     Prepaid expenses                                                             63,320             90,748
     Other current assets                                                     (2,034,349)            91,487
Increase (decrease) in:
      Accounts payable                                                          (202,843)         1,305,615
      Accrued expenses                                                        (1,118,856)          (286,965)
                                                                             -------------      -------------
Net cash used by operating activities                                         (1,535,806)        (2,393,827)
                                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (937,879)        (1,209,151)
     Proceeds from sale of equipment                                               2,587              -
     Purchase of investments                                                  (9,130,575)        (2,750,000)
     Proceeds from maturities of investments                                   6,996,951          7,859,174
     Net cash from consolidating HEARx West                                        -                656,223
                                                                             -------------      -------------
Net cash (used)/provided by investing activities                              (3,068,916)         4,556,246
                                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:
     Long-term debt                                                                -                 32,822
Principal payments:
     Long-term debt                                                             (283,332)          (500,284)
Acquisition of treasury stock                                                   (291,293)        (1,474,363)
Proceeds from the issuance of stock, net of expenses                           4,503,723           (155,717)
                                                                             -------------      -------------
Net cash provided(used) by financing activities                                3,929,098         (2,097,542)
                                                                             -------------      -------------
Net  (decrease) increase  in cash and cash equivalents                          (675,624)            64,877
                                                                             -------------      -------------
Cash and cash equivalents at beginning of period                               2,857,187          2,650,111
                                                                             -------------      -------------
Cash and cash equivalents at end of period                                   $ 2,181,563        $ 2,714,988
                                                                             =============      =============


See accompanying notes to the consolidated financial statements

                                  HEARx LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 29, 2000. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

       1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Reclassifications

       Certain amounts in the 1999 consolidated financial statements have been reclassified in order to conform to the 2000 presentation.

       Segments

       The Company's operations are organized by centers into three geographic regions, the Northeast, Florida, and California. These regions comprise one operating segment. Net sales from the Northeast, Florida and California were approximately $10.4 million, $18.1 million and $13.1 million, respectively, for the nine months ended September 29, 2000 as compared to $7.9 million, $18.2 million and $9.3 million, respectively for the comparable period of 1999. Operating profits at the center level for the nine months ended September 29, 2000, were approximately $800,000, $3,500,000 and $1,900,000 for the Northeast, Florida and
       California, respectively, as compared to an operating loss of approximately $300,000 for the Northeast, and operating profit of approximately $4,000,000 and $1,900,000, for Florida and California, respectively, for the comparable period of 1999. Operating profits at the center level are computed before corporate general and administrative expenses, depreciation/amortization and preferred dividends.

       2.     STOCKHOLDERS' EQUITY

       Series I Convertible Preferred Stock

       On May 9, 2000, the Company closed a private placement of its equity securities with the sale of 500 shares of a newly designated series of convertible preferred stock with a 7% dividend rate and warrants to purchase up to 203,390 shares of common stock, for an aggregate purchase price of $5 million. Dividends are payable upon conversion of the preferred stock in cash or common stock at the election of the Company. The preferred stock is convertible after August 6, 2000 at a fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders may request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elects not to redeem the shares, the conversion price converts to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for 30 days preceding the conversion date) at the time of conversion. The preferred stock automatically converts to common stock in three years. The Company received proceeds of $4,585,000, net of cash commissions and certain expenses. The Company has registered for resale the common stock underlying the preferred stock and warrants.

                                  HEARx LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

       Conversion of  Preferred Stock into shares of Common Stock

       During the nine months ended September 29, 2000, 1,000 shares of the 1997 Convertible Preferred Stock and 1,800 shares of the 1998 Convertible Preferred Stock were converted into 299,214 and 517,988 shares of Common Stock, respectively.

       Common Stock

       During the nine months ended September 29, 2000, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 1,600 shares of Common Stock.


       3.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"). As amended by SFAS No. 137, the Company is required to adopt SFAS 133 in the first quarter of the year ending December 28, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

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

       HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products and services. The Company is currently expanding its hearing care center network through its joint venture, HEARx West LLC, in California. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation and its affiliate Kaiser Foundation Health Plan, with the centers bearing the HEARx name. For the nine months ended September 29, 2000, the Company operated 19 of these centers in California.

       During the nine months ended September 29, 2000, the Company formed two strategic marketing partnerships, one with TIME Magazine ("TIME") and one with Reader's Digest. As part of each program, patients visiting HEARx centers will be offered an opportunity to take advantage of a special promotion of these magazines large print editions.

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

       During the nine months ended September 29, 2000, the Company entered into an agreement with America Online for local advertising placement across the America Online ("AOL") family of brands. Under the agreement, the Company will receive distribution in the Florida Health section throughout the Digital City Network and distribution in the local areas of the AOL brands including Digital City, AOL, CompuServe, MapQuest, Moviefone and Netscape. The Company believes this agreement will significantly expand its reach to a growing number of consumers on the internet.

       The Company also launched a new website, HEARx.com, which was designed to increase patient referrals to HEARx centers. The website contains educational material regarding hearing loss and types of hearing aids directed to the adult children of potential patients. The Company plans to offer for purchase on the website various hearing enhancement devices designed for the hearing impaired such as smoke detectors and alarm clocks.

       The Company has developed a national call center, which will begin beta testing for five Florida centers in mid-November. The national call center will be responsible for both inbound and outbound marketing. The call center was designed to increase the effectiveness of advertising, and is expected to be fully operational within six months.

       Effective January 1, 2000, several insurance companies with which the Company has contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued hearing benefits for Medicare patients. The Company believes these changes will not have a long-term material adverse effect on the Company's financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

       RESULTS OF OPERATIONS

       For the three months ended September 29, 2000 compared to the three months ended October 1,1999

       Net revenues increased $84,790, to $13,347,032 in the third quarter of 2000 from $13,262,242 in the comparable quarter of 1999. Sales remained relatively constant for the Company during the quarter despite the hearing aid industry on a whole experiencing a decrease in sales for the quarter.

       Cost of products sold decreased $11,649, to $4,226,554 in the third quarter of 2000 from $4,238,203 in the comparable quarter of 1999. The modest decrease in the cost of products sold is a direct result of retail pricing and changing marketing strategies. The cost of products sold as a percent of net revenues was 32% for both the third quarter of 2000 and the third quarter of 1999.

       Center operating expenses increased $628,378, or 10%, to $7,234,736 in the third quarter of 2000 from $6,606,358 in the comparable quarter of 1999. The increase is partially because there were only 16 HEARx West centers in the third quarter of 1999, compared to 19 HEARx West centers in full operation during the comparable quarter of 2000. In addition, the Company continued to intensify its aggressive marketing program, increasing advertising expense to $1,811,746, up from $1,353,779 for the comparable quarter of 1999. Center operating expenses as a percent of revenue increased to 54% in the third quarter of 2000, from 50% in the third quarter of 1999. The percentage increase is due to the increase in expenses and revenues remaining constant.

       General and administrative expenses increased $227,528 to $2,208,636 in the third quarter of 2000 from $1,981,108 in the comparable quarter of 1999. This increase is partially due to the increase in wages and fringe benefits associated with the expansion of corporate administrative functions.

       At the center level, all three geographic areas serviced by HEARx, Florida, the Northeast and California (operating under HEARx West) were profitable. In Florida and California sales were down approximately 5% and 2%, respectively, compared to the 1999 comparable quarter, while in the Northeast sales were up approximately 15%.

       Depreciation and amortization expense increased $42,159, or 7%, to $636,873 in the third quarter of 2000 from $594,714 in the comparable quarter of 1999. This increase is attributable to the increase of depreciable assets due to the opening of 3 additional HEARx West centers in California since the end of the third quarter of 1999 and the relocation of certain centers within Florida during the third quarter of 2000.

       For the nine months ended September 29, 2000 compared to October 1,
       1999

       Net revenues increased $5,921,218, or 17%, to $41,643,215 in the first nine months of 2000 from $35,721,997 in the comparable period of 1999. The increase in net revenues resulted from the increase of revenues from HEARx West and the Northeast and an increase in the Company's retail business arising from the Company's aggressive advertising campaign.

       Cost of products sold increased $2,879,748, or 26%, to $14,056,328 in the first nine months of 2000 from $11,176,580 in the comparable period of 1999. Approximately 57% of the 26% increase represents the increase attributable to HEARx West increased product sales. The remainder of the increase is attributable to the increase in product sales from other centers. The cost of products sold as a percent of net revenues, which was 34% and 31% for the first nine months of 2000 and 1999 respectively, fluctuates from period to period due to retail pricing and changing marketing strategies.

       Center operating expenses increased $2,203,804, or 12%, to $21,241,810 in the first nine months of 2000 from $19,038,006 in the comparable period of 1999. The increase is partially because there were only 16 HEARx West centers in the first nine months of 1999, many of which were not then fully operational, compared to 19 HEARx West centers in full operation during the comparable period of 2000. In addition, the Company continued to intensify its aggressive marketing program increasing advertising expense to $5,308,964 up from $3,711,969 for the comparable period of 1999. These increases were partially offset by the recovery of bad debts totaling $184,016. Center operating expenses as a percent of revenue decreased in the first nine months of 2000 to 51% from 53% in the first nine months of 1999. The percentage decrease is due to the increase in revenues.

       General and administrative expenses increased $728,498, or 13% to $6,479,019 in the first nine months of 2000 from $5,750,521 in the comparable period of 1999. This increase is partially due to the increase in wages and fringe benefits associated with the expansion of corporate administrative functions. Travel costs also increased to $229,516 for the nine months ended September 29, 2000 from $151,491 in the comparable period of 1999 due to increased travel for HEARx West business. In addition, corporate marketing expense increased $123,884, to $385,261 in the first nine months of 2000 from $261,378 in the comparable period of 1999.

       Depreciation and amortization expense increased $143,123, or 8%, to $1,923,165 in the first nine months of 2000 from $1,780,042 in the comparable period of 1999. This increase is attributable to the additional depreciation related to the opening 3 additional HEARx West centers in California since the end of the third quarter of 1999 and the relocation of certain centers within Florida during the first nine months of 2000.

       LIQUIDITY AND CAPITAL RESOURCES

       Working capital increased $2,962,457 to $3,901,272 as of September 29, 2000 from $938,815 as of December 31, 1999. On May 9, 2000 the Company completed a private placement of its preferred stock providing the Company net proceeds of $4,585,000. The Company believes that its current cash, and revenues from operations will be sufficient to support the Company's capital needs through the year 2000, although there can be no assurance that unexpected capital needs will not arise for which existing resources may be insufficient.

       Net cash used by operating activities decreased from $2,393,827 for the first nine months of 1999, to $1,535,806 for the first nine months of 2000. The decrease in cash being used by operating activities was primarily the result of the change in current assets, including accounts and notes receivable, from net cash used in 1999 of approximately $ 3.6 million to net cash provided of approximately $94,000 offset against the change in accounts payable and accrued expenses from net cash provided in 1999 of approximately $1.0 million to net cash used of approximately $1.3 million.

       Net cash provided by investing activities decreased from $4,556,246 for the first nine months of 1999, to cash being used by investing activities of $3,068,916 for the first nine months of 2000. Net funds from the maturity of investments were $6,996,951 for the first three quarters of 2000, which were offset by the purchase of investments of $9,130,575 and property and equipment of $937,879.

       Cash from financing activities increased from cash being used by financing activities of $2,097,542 in the first three quarters of 1999 to cash being provided by financing activities of $3,929,098 in the first three quarters of 2000. This increase was primarily the result of net proceeds of approximately $4,585,000, from a preferred stock offering during in the second quarter of 2000.
























       Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including those concerning the expected effect of SFAS 133 on the Company; the Company's goal of establishing a nationwide center network; plans for the TIME and Reader's Digest Large Print Edition promotionals; current working capital and revenues from operations being sufficient to support the Company's capital; the Company's belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation and of the strategic marketing partnerships programs with TIME and Reader's Digest, as well as those risks associated with the Company's business described in the Company's annual report on Form 10-K for the fiscal year ended 12/31/99 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          None

PART II -   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS

          None

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

                                         HEARx Ltd.
                                         (Registrant)

         Date:  November 13, 2000              By:      s/Stephen J. Hansbrough
                                                        -----------------------
                                                        Stephen J. Hansbrough
                                                        President and
                                                        Chief Operating Officer

         Date:  November 13, 2000              By:      s/James W. Peklenk
                                                        ------------------
                                                        James W. Peklenk
                                                        Vice President and
                                                        Chief Financial Officer