Form 10-K
period 2000-12-29
HEARX LTD
filed 2001-03-23
CIK 821536

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [ X ]    SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED         DECEMBER 29, 2000
                                        --------------------------
                                       OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                     TO
                                         -------------------    ----------------

                         COMMISSION FILE NUMBER 0-16453
                                                -------

                                   HEARx LTD.
      --------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

             DELAWARE                                        22-2748248
      --------------------------------------------------------------------------
         (STATE OF OTHER JURISDICTION                       (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


          1250 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA            33407
      --------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP  CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (561) 478-8770
                                                              ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
       --------------------                  ------------------------------------------
COMMON STOCK, PAR VALUE .10 PER SHARE              AMERICAN STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      NONE


               INDICATE BY CHECK X WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   YES   X      NO
                                              -------      ------

INDICATE BY CHECK X IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AS OF MARCH 21, 2001, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE OF THE COMMON STOCK ON THE AMERICAN STOCK EXCHANGE) WAS APPROXIMATELY $21,161,690.

               ON MARCH 21, 2001, 12,825,267 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

               PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF THE REGISTRANT'S STOCKHOLDERS ("2001 PROXY STATEMENT"), TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.

                                     PART I

ITEM 1. BUSINESS

        HEARx Ltd. ("HEARx" or the "Company") operates a network of hearing care centers which provide a full range of audiological products and services for the hearing impaired. The Company's strategy for continuing and accelerating the centers' sales growth and market penetration includes aggressively advertising to the non-insured self-pay market and positioning the Company as the leading provider of hearing care to the managed care marketplace. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers. HEARx believes that such success requires the Company to offer convenient distribution points, uniform centers (meaning standardized personnel qualification, testing, formats, products, prices and ancillary services) and a documented quality control program.

        HEARx and its subsidiary HEARx West LLC, a joint venture with the Permanente Federation LLC, currently receive a per-member-per-month fee for more than 1.3 million managed care members. In total, HEARx has over 170 contracts for hearing care with various healthcare providers. The Company has increased its attention to the self-pay market, focusing an aggressive advertising and marketing program directed to the uninsured patient. The Company intends to increase its sales to these patients, while creating greater awareness of the Company by the managed care patients covered by contracts with HEARx. To the extent the Company is successful in contracting with the providers of Medicare managed care for the provision of hearing care goods and services, the Company can enjoy the benefits of the continuing shift of Medicare patients to managed care.

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

       -   A wide variety of hearing aid brands to meet patient needs.

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

CUSTOMERS AND MARKETING

        The Company believes that its future growth depends in part on its ability to inform hearing impaired consumers of the importance of professional hearing testing and of the availability of quality hearing devices. The Company expects to continue to establish relationships with health organizations and physicians that promote HEARx to the hearing impaired.

        Because HEARx believes that hearing loss is a medical problem and not simply a retail opportunity, the Company encourages all patients to see a physician prior to purchasing a hearing aid. The Company believes it has established strong relationships with area physicians, which represent a significant source of continuing patient referrals. HEARx further maintains these relationships using its computerized medical reporting system to provide each referring physician a full report on each of their patients' visits to HEARx.

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

        During the year ended December 29, 2000, the Company formed two strategic marketing partnerships, one with TIME Magazine and one with Reader's Digest. As part of each program, patients visiting HEARx centers will be offered an opportunity to take advantage of a special promotion of these magazines. Subscribers of each of these magazines will receive a discount at HEARx when purchasing a hearing aid in addition to a free one-year subscription to TIME or a two year subscription to Reader's Digest Large Print Edition.

        HEARx will be promoting Reader's Digest Large Print Edition in the HEARx network of hearing care centers and in its patient mailings. Reader's Digest Large Print will be including a special offer from HEARx to current subscribers of Reader's Digest Large Print Edition. HEARx will also receive a special credit for use in advertising in Reader's Digest Large Print Edition. Reader's Digest Large Print currently reaches over 500,000 people each month, with more than 35 percent residing in areas currently serviced by HEARx.

        The Company also launched a new website, HEARx.com, which was designed to increase patient referrals to HEARx centers. The website contains educational material regarding hearing loss and the different types of hearing aids directed to the adult children of potential patients. The Company plans to offer for purchase on the website various hearing enhancement devices designed for the hearing impaired, such as smoke detectors and alarm clocks.

        The Company has developed a national call center, which began beta testing for five Florida centers in mid-November 2000. As of March 19, 2001 there are nineteen centers utilizing the call center. The national call center will be responsible for both inbound and outbound marketing. The call center was designed to increase the effectiveness of advertising, and is expected to be fully operational by July 2001.

        For the fiscal years 2000, 1999 and 1998, HEARx reported revenues of $56,408,964, $47,686,868 and $27,493,849, respectively. During 1999, the Company did not have sales totaling 10% or more of total net sales to a single customer. In 2000 and 1998, the Company had sales of 10% or more of consolidated revenues to a single customer of approximately $5.7 million and $3.3 million, or 10.1% and 12.7%, respectively, to Kaiser Permanente Health Plan and Health Options.

OPERATIONS

Company-owned Centers

        At the end of 2000, the Company operated a total of 80 centers located in Florida, New York, New Jersey and in California (through HEARx West). The Company's long term goal, where the population warrants, is to open "clusters" of four to six Company-owned centers within a city or county in the Company's primary markets in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as to personnel recruiting and supervision for the centers.

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

         During 2000 and 1999, HEARx West centers concentrated on providing hearing aids and diagnostic audiology testing to Kaiser Permanente's members and self- pay patients in the state of California. During 2001, HEARx West will also seek contracts to provide services to members of other managed care organizations and self-pay patients. At the end of 2000, HEARx operated 19 HEARx West centers in southern California. HEARx West has the first right of refusal for any geographic expansion opportunities for new HEARx centers, excluding expansion in the states of Florida, New Jersey and Pennsylvania, which shall remain exclusively with HEARx Ltd.

Managed Care and Institutional Contracts

        Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HEARx believes that contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced, and relationships with local area physicians are enhanced. Critical to providing care to members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, uniform centers meets the needs of the patients and their providers.

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

      Effective for both January 1, 2000 and 2001, several insurance companies with which the Company has contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued hearing benefits for Medicare patients. The Company believes these changes will not have a long-term material adverse effect on the Company's financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

DISTINGUISHING FEATURES

        Integral to the success of HEARx's strategy is the strengthening of consumer's confidence in the hearing care industry and the differentiation of HEARx from its competitors. To that end, the Company has accomplished several unique objectives, which are highlighted below.

Joint Commission on Accreditation of Healthcare Organizations (JCAHO)

        During 1998, the Company distinguished itself from other hearing care providers by being awarded a three year accreditation, effective June 2, 1998, from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). The Company plans to apply for renewal of this accreditation. To achieve accreditation, the Company was required to meet national standards addressing the rights and responsibilities of persons enrolled in the network; organizational ethics; providing a continuum of care; educating and communicating with enrollees; leadership; management of information; and improving network performance.

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

COMPETITION

        The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 3,000 of these practitioners are audiologists working for hospitals or physicians, 3,000 of the practitioners are licensed audiologists in private practice, and the remaining 5,000 are hearing aid specialists . Industry surveys estimate that approximately 5% of all hearing aids are sold in physicians' offices, 60% are dispensed by qualified audiologists in private practice, and the remaining 35% are sold by hearing aid specialists.

        The hearing services arena is a fragmented industry with little standardization among the independent providers. It is difficult to determine the precise number of competitors of the Company in every market where the Company has operations, or the percentage of market share enjoyed by the Company.

          Some competitors are large distributors, including: (1) Amplifon of Italy, which owns a national network of over 1,000 franchised stores (Miracle
Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a hearing aid manufacturer owned by Great Nordic Corp. that distributes its products primarily through its network of approximately 700 "authorized" distributors. A number of these franchises and distributors are located in the areas the Company serves.

        These networks offer hearing aids and may not provide comprehensive diagnostic services, or other ancillary products offered by the Company. These networks are owned by companies having greater resources than the Company, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by the Company. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like which would then compete more directly with HEARx in its marketing strategy.

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

        The Company currently employs 160 licensed hearing professionals, of which 133 are audiologists. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company's ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. Management believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

REGULATION

Federal

        The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids: 1) a physician's review and 2) a return policy. The FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician's examination A majority of the patients in HEARx centers are members of the managed care or institutional providers with whom HEARx has contracts to provide hearing care. Some of these organizations require a physician referral. Consequently, a new federal or state physician referral mandate should not have an adverse impact on the Company's operations. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 30 days. HEARx offers all its customers a full 30-day return period and extends the return period to 60 days for patients who participate in the free HEARx Educational Listening Program (H.E.L.P.) family hearing counseling program.

        In addition, because the Company's centers accept Medicare and Medicaid patients, the centers must maintain their eligibility as Medicare/Medicaid providers and must comply with related federal anti-fraud, and other applicable regulations. Federal laws prohibit the payment of remuneration ("kickbacks") in return for a physician referring a Medicare or Medicaid patient, and those laws limit physicians from referring patients to providers in which they have a financial interest. The Company believes that none of its managed care or other provider contracts or its relationships with referring physicians are violative of the anti-kickback statute.

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

EMPLOYEES

        At December 29, 2000, HEARx Ltd. had approximately 375 full-time employees, of which 81 were employed by HEARx West.

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

ITEM 2. PROPERTIES

        HEARx's corporate offices are located in 13,000 square feet of space in West Palm Beach, Florida. The lease is for five years and expires May 2006.

        As of December 29, 2000, the Company operated 33 centers in Florida, 15 in New Jersey and 13 in New York and 19 HEARx West centers in California. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 700 and 3,000 square feet with annual base rents ranging from approximately $8,700 to $76,000. In January 1999, the Company closed twelve centers in the northeast. The Company has successfully negotiated and completed lease buy-outs, exercised early termination options or subleases on eleven of the twelve properties.

        The Company believes its facilities are adequate and suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS


        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                        EXECUTIVE OFFICERS OF THE COMPANY

        The following sets forth certain information as of the date hereof with respect to the Company's executive officers. Each of Dr. Brown and Mr. Hansbrough are serving pursuant to employment agreements with 5 year terms expiring in 2004 unless renewed or extended. Mr. Peklenk and Ms. Taylor each has been appointed to a term which will expire at the annual meeting of Board of Directors held at the time of the 2001 Annual Meeting of Stockholders, or at the time his/her successor is duly elected and qualified:

        NAME AND POSITION                   AGE                   FIRST SERVED AS EXECUTIVE
       ------------------                  ----                   -------------------------
                                                                             OFFICER
                                                                            ---------
Paul A. Brown, M.D.                         62                                  1986
Chairman of the Board
Chief Executive Officer


Stephen J. Hansbrough                       53                                  1993
President, Chief Operating
Officer and Director

James W. Peklenk                            55                                  1996
Vice President - Finance
and Chief Financial Officer

Donna L. Taylor                             44                                  2000
Senior Vice President
Sales & Operations


        There are no family relationships among any of the executive officers and directors of the Company.

        Paul A. Brown, M.D., holds an A.B. from Harvard College and a M.D. from Tufts University School of Medicine. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. ("MetPath"), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning Glass Works in 1982. Dr. Brown founded HEARx in 1986. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

        Stephen J. Hansbrough, President, Chief Operating Officer and Director, was formerly the Senior Vice President of Dart Drug Corporation and was instrumental in starting their affiliated group of companies (Crown Books and Trak Auto). These companies along with Dart Drug Stores had over 400 retail locations, generated approximately $550 million in annual revenues and employed over 3,000 people. Mr. Hansbrough subsequently became Chairman and CEO of Dart Drug Stores with annual revenues in excess of $250 million. After leaving Dart, Mr. Hansbrough was an independent consultant specializing in turnaround and start-up operations, primarily in the retail field, until he joined HEARx in December 1993.

        James W. Peklenk, Vice President - Finance and Chief Financial Officer, joined the Company in November 1995 as Controller and became Vice President - Finance and Chief Financial Officer in June 1996. He has a B.S. in Accounting from the University of Louisville. From 1991 until joining HEARx, Mr. Peklenk was Vice President, Finance/CFO, for Shooters International, Inc., an international restaurant operator and franchiser of Shooters Waterfront Cafes. Prior thereto, Mr. Peklenk was Director of Internal Audit for Chi-Chi's Mexican Restaurants, and before that an Audit Partner with the international accounting firm of Grant Thornton.

        Donna L. Taylor, Senior Vice President Sales and Operations, joined HEARx in July 1987 as an audiologist. She was later promoted to Area Manager and Director of Operations for the Company in Florida. She assumed her role as Vice President Sales and Operations in December 1993 and in October 2000 was promoted to Senior Vice President - Sales and Operations. Prior to employment by HEARx, she practiced as an audiologist. Ms. Taylor received her B.S. from the University of Iowa in May 1979, her M.A. from the University of Iowa in May 1981, and earned her CCC (Certificate of Clinical Competency) in March 1982.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        The following table sets forth the high and low sales prices of the Common Stock as reported by the American Stock Exchange (AMEX), ticker symbol EAR, for the fiscal quarters indicated. On June 30, 1999 the Company effectuated a one for ten reverse common stock split. The reverse stock split and a reduction in the authorized shares of common stock to twenty million shares were approved at the June 7, 1999 Annual Meeting of Stockholders. Accordingly, the Company has restated all share and per share data for all periods presented to reflect the change in capital structure.


               Fiscal Quarter                             Common Stock
             -----------------                          --------------
                                                          High          Low
                                                        --------      -------
                    1999
                   -----

        First                                          $  7 1/2        $  5
        Second                                            5 5/8           4 3/8
        Third                                             5 3/8           4 3/8
        Fourth                                            4 7/8           3 9/16
                     2000
                    ------
        First                                          $  6 7/16       $  4 1/16
        Second                                            4 1/4           3 9/16
        Third                                             3 3/4           2 9/16
        Fourth                                            2 13/16         1 1/16


        As of March 14, 2001, there were 1,081 holders of record of the Common Stock. The Company estimates that included within the holders of record are approximately 17,300 beneficial owners of the Common Stock.

Dividend Policy

        HEARx has never paid and does not anticipate paying any dividends on the Common Stock in the foreseeable future but intends to retain any earnings for use in the Company's business operations.

        Under the terms of the Company's 7% Series I Convertible Preferred Stock, the Company may not directly or indirectly pay or declare any dividend or make any distribution (other than a dividend or distribution described in the purchase agreement or dividends due and paid in the ordinary course on preferred stock of the Company at such times when the Company is in compliance with its payment and other obligations). No distribution shall be made with respect to any Junior Securities, or no more than $500,000 may be set aside for or applied to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities or shares pari passu with the Preferred Stock while shares of the Preferred Stock are outstanding.

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

OPERATING STATEMENT DATA:



                                                                               Year Ended
                                              -------------------------------------------------------------------------------
                                                December 29    December 31     December 25    December 26     December 27
                                                    2000          1999(1)          1998            1997           1996
                                                    ----          -------          ----            ----           ----

Net Revenues                                    $56,408,964    $ 47,686,868    $ 27,493,849   $ 24,213,879    $ 18,490,561
Total costs and expenses                         59,725,542      52,038,441     39,222,091(2)   33,417,880      26,349,540
                                                ------------   ------------     -------------  ------------    ------------
Loss before minority interest and
equity in loss of joint venture                  (3,316,578)     (4,351,573)    (11,728,242)    (9,204,001)     (7,858,979)
Minority Interest                                     -             347,677                          -               -
Equity in loss of joint venture                       -               -            (615,420)         -               -
                                                ------------   ------------     -------------  ------------    ------------
Net Loss                                         (3,316,577)     (4,003,896)    (12,343,662)    (9,204,001)     (7,858,979)
Dividends on preferred stock                     (1,346,872)       (821,387)       (587,893)    (1,992,123)    (10,036,507)
Net loss applicable to common
                                                ------------   --------------  -------------  ------------    ------------
 stockholders                                 $  (4,663,450)   $  (4,825,283)  $(12,931,555)  $(11,196,124)   $(17,895,486)
                                                ============   ==============  =============  =============   =============
Loss per common share:
Basic and diluted, including dividends on
preferred stock                               $       (0.39)   $      (0.45)   $      (1.28)   $     (1.25)   $      (2.51)
                                                ============   ==============  =============  =============   =============

Weighted average
number of common shares

outstanding                                      11,834,388      10,775,006      10,126,979      8,960,503       7,119,712
                                                ============   ==============  ============   =============   ============
Cash dividends per common
  Share                                             None            None           None            None           None
                                                    ====            ====           ====            ====           ====

(1) As discussed in Note 1 to the Consolidated Financial Statements, during 2000 and 1999 the Company's Consolidated Financial Statements include the accounts of HEARx West, its 50% subsidiary.

(2) During December 1998, the Company recorded a restructure charge of $2,233,857 in connection with the closing of 12 centers in the northeast in January 1999.

BALANCE SHEET DATA:



                                                                             As of
                                          December 29    December 31      December 25      December 26    December 27
                                         -----------------------------------------------------------------------------
                                              2000            1999            1998            1997            1996
                                              ----            ----            ----            ----            ----

Total assets                              $21,872,123    $21,377,110      $25,208,317      $28,359,547    $26,627,484

Working capital                             2,350,834        938,815        7,614,042       13,136,147     12,456,391

Long-term debt, net of
 current portion                              175,887        322,332         123,316           177,897        230,258


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

        HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company's products and services. The Company is currently expanding its hearing care center network through its joint venture, HEARx West LLC, in California. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation and its affiliate Kaiser Foundation Health Plan, with the centers bearing the HEARx name. For the year ended December 29, 2000, the Company operated 19 of these centers in California.

        During the year ended December 29, 2000, the Company formed two strategic marketing partnerships, one with TIME Magazine and one with Reader's Digest. As part of each program, patients visiting HEARx centers will be offered an opportunity to take advantage of a special promotion of these magazines. Subscribers of these magazines will receive a discount at HEARx when purchasing a hearing aid in addition to a free one-year subscription to TIME or a two-year subscription to Reader's Digest Large Print Edition.

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

        The Company has developed a national call center, which began beta testing for five Florida centers in mid-November. As of March 19, 2001 there are nineteen centers utilizing the call center. The national call center will be responsible for both inbound and outbound marketing. The call center was designed to increase the effectiveness of advertising, and is expected to be fully operational by July 2001.

        Effective January 1, 2000, Florida Health Choice of southeast Florida and United Healthcare of New Jersey discontinued providing hearing care benefits to Medicare participants. Total revenue generated from these plans in 1999 was approximately $692,000. In addition, several other insurance companies with which the Company has contracts with, significantly changed their contract benefits or service areas. The Company believes these changes will not have a material effect on the Company's financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

        Net revenues increased $8,722,096, or 18.3%, to $56,408,964 in 2000 from
$47,686,868 in 1999. Net revenues by region for the Northeast, Florida and California were approximately $14.2 million, $24.0 million, and $18.0 million, respectively, in 2000 as compared to $10.1 million, $25.0 million and $12.4 million, respectively in 1999. Most of this increase resulted from an increase in same store sales of 17.2%. The increase in net revenues resulted from, the increase of revenues from HEARx West and the Northeast, and an increase in the retail business arising from the Company's continued aggressive advertising campaign resulting in an increase in revenues from the non-insured self-pay market of $11,818,235, or 46.9% from $25,158,339 in 1999 to $36,976,574 in 2000.

        Cost of products sold increased $4,354,826, or 29.8%, to $18,966,110 in 2000 from $14,611,284 in 1999. Part of the increase in the cost of products sold is a direct result of the 46.9% increase in revenues from the self-pay market due to increased sales of hearing aids with advanced digital technology which generally resulted in lower margins.. During 2000, the Company experienced an increase in the sales level of digital hearing aids, however the Company cannot be assured that this trend will continue in the year 2001. The cost of products sold as a percent of net revenues, which was 33.6% and 30.6% for the year ended 2000 and 1999, respectively, fluctuates from period to period due to retail pricing and changing marketing strategies.

        Center operating expenses increased $2,951,284, or 11.2%, to $29,328,114 in 2000 from $26,376,830 in 1999. The Company continued to intensify its aggressive marketing program, increasing center advertising expense to $7,161,400, or 12.7% of revenue, up from $5,063,216, or 10.6% of revenue in
1999. In addition due to the increase in revenues, the Company increased its number of employees from 360 in 1999, to 375 in 2000. This resulted in an increase of salaries and wages of approximately $763,000. Center operating expenses as a percent of revenue decreased to 51.9% in 2000, from 55.3% in 1999 as a result of opening one new center in July 2000 offset by the 17.2% increase in same store sales. Center operating earnings (excluding corporate general and administrative expenses and depreciation, amortization) increased $1,415,986, or 21.1%, to $8,114,740 in 2000 from $6,698,754 in 1999.

        General and administrative expenses increased $228,823 to $8,830,546 in 2000 from $8,601,723 in 1999. General and administrative expenses as a percent of net revenue decreased to 15.7% in 2000 from 18.0% in 1999. This increase is partially due to the increase of $610,868 in wages and fringe benefits associated with the expansion of corporate administrative functions, which includes the implementation of the national call center, offset by the decrease in shareholder relations and general insurance expense of approximately $127,000 and $143,000, respectively.

        Depreciation and amortization expense increased $151,157, or 6.2%, to $2,572,048 in 2000 from $2,420,891 in 1999. This increase is attributable to the increase of depreciable assets due to the opening of 16 additional HEARx West centers in California in 1999 and 1 in July 2000, and the relocation of 5 centers within Florida during 2000.

1999 COMPARED TO 1998

        Prior to March 1999, HEARx Ltd. accounted for its investment in HEARx West using the equity method because HEARx did not control HEARx West due to certain provisions in the joint venture agreement. During 1999, as a result of amendments to the agreement, HEARx obtained control of HEARx West. Accordingly, during 1999, HEARx included the financial position and results of operations of HEARx West in its consolidated financial statements.

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

        Cost of products sold increased $6,418,226, or 78%, to $14,611,284 in 1999 from $8,193,058 in 1998. Approximately $4,452,000 of the increase is a result of the consolidation of HEARx West. The remainder of the increase is attributable to the increase in sales from existing centers. The cost of products sold as a percent of net revenues, which was 31% and 30 % for 1999 and 1998, respectively, fluctuates from period to period depending generally upon the sales mix and sales promotions. However, HEARx West provided a higher cost of sales percentage at 36%, because a fixed discount has been granted to Kaiser members.

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

LIQUIDITY AND CAPITAL RESOURCES

        Working capital increased $1,412,019 to $2,350,834 as of December 29, 2000 from $938,815 as of December 31, 1999. On May 9, 2000 the Company completed a private placement of convertible preferred stock providing the Company with net proceeds of approximately $4,500,000. The Company believes that its current cash, investment securities and revenues from operations are sufficient to support the Company's operational needs in the year 2001.

        Net cash used by operating activities decreased from $2,876,171 in 1999, to $798,375 in 2000. The decrease in cash being used by operating activities was primarily the result of the change in current assets, including accounts and notes receivable, from net cash used in 1999 of approximately $ 2.5 million to approximately $ 515,000 in 2000 offset against the change in accounts payable and accrued expenses from net cash provided in 1999 of approximately

$982,000 million to $10,000 in 2000. This is primarily the result of the Company improving its monitoring and collections process of accounts receivable.

        Net cash provided by investing activities decreased from $5,418,632 in 1999, to cash used for investing activities of $1,610,009 in 2000. Proceeds from maturities of investments in excess of purchases were approximately $6.2 million in 1999, versus net purchases of approximately $93,000 in 2000.

        Cash from financing activities increased from cash being used for financing activities of $2,335,385 in 1999 to cash being provided from financing activities of $3,801,610 in 2000. This increase was primarily the result of net proceeds of approximately $4,500,000, from a preferred stock offering during the second quarter of 2000. In addition, the Company acquired 129,900 shares of treasury stock for $413,061 in 2000 compared to 1,921,239 shares for $1,820,424 in 1999.


        The Company has historically been successful in raising capital when needed and continues to have contact with investment bankers and lending institutions. The Company is currently evaluating new financing alternatives and may seek additional capital from the capital markets or otherwise, if available on favorable terms. There can be no assurance, however, that such capital will be available on favorable terms or at all when the Company's needs arise.

        On May 9, 2000, the Company issued 7% Series I convertible preferred stock, which could not be converted until after August 6, 2000 and then at the fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders may request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. The Company may elect not to redeem the shares. If this occurs, the conversion price converts to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for the 30 trading days preceding the conversion date) at the time of conversion.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, amended by SFAS No. 137 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

        Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard as of January 1, 2001 to have material impact on the Company's financial position, results of operations, or cash flows.

        In December 1999, the SEC staff release Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

        In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and an interpretation of APB. 25. FIN 44 clarifies the application of APB 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flow




















 Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the Company's goal of establishing a nationwide center network; plans for the TIME and Reader's Digest Large Print Edition promotionals; current working capital and revenues from operations being sufficient to support the Company's capital; the Company's belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation and of the strategic marketing partnerships programs with TIME and Reader's Digest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not perceive in general that it is subject to risks in this area because it has not engaged in derivative transactions, or issue variable rate debt, and does not become exposed to foreign currencies in its business.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                Page
                                                                                ----
Index to Financial Statements

Financial Statements:
Report of  Independent Certified Public Accountants                             24
Consolidated Balance Sheets at December 29, 2000 and December 31, 1999          25
Consolidated Statements of Operations for the years ended December 29, 2000,
             December 31, 1999, and December 25, 1998                           26
Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 29, 2000, December 31, 1999 and
        December 25, 1998                                                       27-28
Consolidated Statements of Cash Flows for the years ended December 29, 2000,
        December 31, 1999, and December 25, 1998                                29-30
Notes to Consolidated Financial Statements                                      31-46


Financial Statement Schedule:

For the years ended December 29, 2000, December 31, 1999 and December 25,
        1998

II Valuation and Qualifying Accounts                                            47



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors
HEARx Ltd.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HEARx Ltd. as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



West Palm Beach, Florida                                       BDO Seidman, LLP
March 9, 2001

                                   HEARx Ltd.
                           Consolidated Balance Sheets


                                     ASSETS

                                                            December 29,     December 31,
                                                                2000             1999
                                                            ------------     -------------
CURRENT ASSETS:
 Cash and cash equivalents                                $  4,250,413       $  2,857,187
 Investment securities (Note 2)                                993,224            900,000
 Accounts and notes receivable, less allowance for
   doubtful accounts of $ 212,657 and $535,609               5,734,497          5,874,286
 Inventories                                                   500,582            551,460
 Prepaid expenses and other                                    860,272            531,169
                                                          ---------------    --------------
     Total current assets                                   12,338,988         10,714,102

PROPERTY AND EQUIPMENT - NET (Notes 3, 4 & 10)               7,595,991          8,492,708

DEPOSITS AND OTHER                                           1,937,144          2,170,300
                                                          ---------------   ---------------
                                                          $ 21,872,123      $  21,377,110
                                                          ===============   ===============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  7,377,495      $   6,914,025
  Accrued salaries and other compensation                    1,071,208          1,562,510
  Current maturities of long term debt (Note 3)                152,387            294,993
   Dividends payable (Notes 5A, 5C and 5D)                   1,387,066          1,003,759
                                                          ---------------    --------------
      Total current liabilities                              9,988,156          9,775,287
                                                          ---------------   ---------------


LONG TERM DEBT, LESS CURRENT MATURITIES (Note 3)               175,887            322,332
                                                          ----------------  ---------------
COMMITMENTS AND CONTINGENCIES (Notes 4,6,8 & 11)                 -                 -
STOCKHOLDERS' EQUITY:
 Preferred stock: (Note 5)
  (Aggregate liquidation preference $ 11,902,067 and
  $9,318,757) $1  par, 2,000,000 shares authorized
        Series I  Convertible  500 & 0 shares outstanding          500              -
        Series H Junior Participating  0 shares
         outstanding                                             -                  -
        1998 Convertible 5,515 & 7,315 shares
         outstanding                                             5,515              7,315

        1997 Convertible    0 & 1,000 shares outstanding         -                  1,000
                                                            -------------    --------------
           Total preferred stock                                 6,015              8,315
  Common stock; $.10 par; 20,000,000  shares authorized;
   12,364,139 & 11,547,337 shares issued (Notes 5 & 6)       1,236,414          1,154,734
  Additional paid-in capital                                92,695,792         87,307,886
  Accumulated deficit                                      (79,746,700)       (75,083,251)

  Unamortized deferred compensation                              -                (37,813)
  Treasury stock, at cost:518,660 & 388,760 common
   shares                                                   (2,483,441)        (2,070,380)
                                                          ---------------   ---------------
         Total stockholders' equity                         11,708,080         11,279,491
                                                          ---------------   ---------------

                                                          $ 21,872,123      $  21,377,110
                                                          ===============   ===============

See accompanying notes to consolidated financial statements

                                   HEARx Ltd.
                      Consolidated Statements of Operations



                                                                  Year Ended
                                                 ------------------------------------------------
                                                 December 29,    December 31,     December 25,
                                                     2000            1999             1998
                                                 -------------   -------------   ----------------
NET REVENUE                                     $   56,408,964  $   47,686,868   $   27,493,849
                                                --------------  --------------   --------------

COSTS AND EXPENSES:

  Cost of products sold                             18,966,110      14,611,284        8,193,058
  Center  operating expenses                        29,328,114      26,376,830       19,970,495
  General and administrative expenses                8,830,546       8,601,723        6,483,721
  Depreciation and amortization                      2,572,048       2,420,891        2,278,468
  Interest expense                                      28,723          27,713           62,492
  Restructure charge (Note 10)                          -               -             2,233,857
                                                 --------------  -------------    --------------

     Total  costs and expenses                      59,725,541      52,038,441       39,222,091
                                                --------------   --------------   --------------
LOSS BEFORE MINORITY INTEREST AND
EQUITY IN LOSS OF JOINT VENTURE                     (3,316,577)     (4,351,573)     (11,728,242)
MINORITY INTEREST                                        -             347,677           -
EQUITY IN LOSS OF JOINT VENTURE                          -                -            (615,420)
                                                --------------   --------------   --------------
NET LOSS                                            (3,316,577)     (4,003,896)     (12,343,662)

DIVIDENDS ON PREFERRED STOCK:
  Deemed dividends (Note 5A)                          (571,241)        -               -
  Dividends                                           (775,631)       (821,387)        (587,893)
                                                --------------   --------------   --------------
      Total dividends on preferred stock            (1,346,872)       (821,387)        (587,893)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS      $   (4,663,449) $   (4,825,283)  $  (12,931,555)
                                                ===============  ===============  ==============

NET LOSS PER COMMON SHARE -  BASIC AND
 DILUTED (NOTE 1)                               $         (.39) $         (.45)  $        (1.28)
                                                ===============  ===============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (NOTE 1)                 11,834,388      10,775,006        10,126,979
                                                ==============   ===============  ==============



See accompanying notes to consolidated financial statements

                                   HEARx Ltd.
                  Consolidated Statements of Changes in Stockholders' Equity


                                             Year Ended                      Year Ended                          Year Ended
                                          December 29,2000               December 31, 1999                    December 25, 1998
                                          ----------------               -----------------------           -----------------------
                                        Shares     Amount            Shares               Amount            Shares         Amount
                                        ------   ----------       ------------          --------          -----------      ------
PREFERRED STOCK:

Balance, beginning of year               8,315    $     8,315          12,709       $     12,709              7,115    $     7,115
 Issuance of preferred stock               500            500              --                 --              7,500          7,500
 Conversion of preferred stock          (2,800)        (2,800)         (4,394)            (4,394)            (1,906)        (1,906)
                                   ------------    -----------    ------------      -------------

Balance, end of year                     6,015    $     6,015           8,315       $      8,315             12,709    $    12,709
                                   ============    ===========    ============      =============       ===========    ===========

COMMON STOCK:
Balance, beginning of year          11,547,337    $ 1,154,734     104,023,643       $ 10,402,364        $99,211,436    $ 9,921,144
                                   ============    ===========    ============      =============       ===========    ===========
 Exercise of warrants                       --             --              --                 --          1,316,848        131,684
 Conversion of preferred stock         817,202         81,720       5,414,400            541,440          3,265,384        326,538
 Exercise of employee stock
   options                               1,600            160          13,600              1,360            104,975         10,498
 Exercise of stock options by
   consultants                          (2,000)          (200)             --                 --             50,000          5,000
 Exercise of stock options by
   Board of Directors                       --             --              --                 --             75,000          7,500


 Reverse stock split                        --             --     (97,904,306)        (9,790,430)                --             --
                                   ------------    -----------    ------------      -------------        -----------   -------------

Balance, end of year                12,364,139    $ 1,236,414      11,547,337       $  1,154,734        104,023,643    $10,402,364
                                   ============    ===========    ============      =============        ===========   =============

TREASURY STOCK:

 Balance, beginning of year           (388,760)   $(2,070,380)       (405,311)      $   (249,956)                --    $        --
  Purchase of treasury stock          (129,900)      (413,061)     (1,921,239)        (1,820,424)          (405,311)      (249,956)
  Reverse Stock Split                       --             --       1,937,790                                                   --
                                   ------------    -----------    ------------      -------------        -----------   -------------
Balance, end of year                  (518,660)   $(2,483,441)       (388,760)      $ (2,070,380)          (405,311)   $  (249,956)
                                    ===========    ===========    =============     =============        ===========   =============

ADDITIONAL PAID-IN CAPITAL:

 Balance, beginning of year                       $87,307,886                       $ 77,531,270                       $70,646,172
  Issuance of preferred stock                       4,999,500                                 --                         6,936,472
  Cost of issuing preferred stock                    (479,617)
  Conversion of preferred stock                       313,402                             31,852                          (155,845)
  Exercise of warrants                                     --                                 --                           (24,805)
  Exercise of employee stock
    options                                             3,180                              1,500                            43,620
  Exercise of stock options by
    consultants                                       (19,800)                                --                            45,000
  Exercise of stock options by
    Board of Directors                                     --                                 --                            40,256


  Deemed dividend                                     571,241                                 --                                --
  Reverse stock split                                      --                          9,743,264                                --
  Vesting of restricted stock                              --                                                                  400
                                                                                              --
                                                 ------------                       -------------                      ------------
Balance, end of year                              $92,695,792                       $ 87,307,886                       $77,531,270
                                                 ============                       =============                      ============




See accompanying notes to consolidated financial statements

                                   HEARX Ltd.
           Consolidated Statements of Chnages in Stockholders' Equity


                                            Year Ended           Year Ended                       Year Ended
                                          December 29,2000     December 31, 1999                December 25, 1998
                                          ----------------     -----------------             --------------------
                                                   Amount                 Amount                           Amount
                                                   ------                 ------                           ------
ACCUMULATED DEFICIT:

  Balance, beginning of year                   $(75,083,251)            $(70,257,968)              $(57,326,413)
     Net loss for the year                       (3,316,577)              (4,003,896)               (12,343,662)
     Deemed dividends on preferred
       stock                                        (571,241)                   -                           -
     Preferred stock dividends                     (775,631)                (821,387)                  (587,893)
                                                ------------            -------------              -------------
  Balance, end of year                         $(79,746,700)            $(75,083,251)              $(70,257,968)
                                                ============            =============              =============
UNAMORTIZED DEFERRED COMPENSATION:

  Balance, beginning of year                   $    (37,813)            $    (75,625)              $   (113,438)
      Issuance of restricted stock to
        officer                                           -                        -                          -

     Amortization                                    37,813                   37,812                     37,813
                                                ------------            -------------              -------------
  Balance, end of year                          $      -                $    (37,813)              $    (75,625)
                                                ============            =============              =============
ACCUMULATED OTHER COMPREHENSIVE
  INCOME:

  Balance, beginning of year                    $      -                $     58,263               $     20,156
  Unrealized gains on securities net
    of reclassification adjustment (see
    disclosure)                                        -                     (58,263)                    38,107
                                                ------------            -------------              -------------

  Balance, end of year                                 -                $        -                 $     58,263
                                                ============            =============              =============
COMPREHENSIVE INCOME (LOSS):

Net loss for the year                           $(3,316,577)            $ (4,003,896)              $(12,343,662)
Other comprehensive income (loss)                      -                     (58,263)                     38,107
                                                ------------            -------------              -------------
Comprehensive income(loss)                      $(3,316,577)            $ (4,062,159)               $(12,305,555
                                                ============            =============              =============

Disclosure of reclassification amount:
Unrealized holding gains (losses)
 arising during period                          $      -                $    (84,022)               $    50,763
Less: reclassification adjustment for
 gains (losses) included in net loss                   -                      25,759                    (12,656)
                                                ------------            -------------              -------------
Net unrealized gains (losses) on
  securities                                    $      -                $    (58,263)               $    38,107
                                                ============            =============              =============




See notes to accompanying consolidated finanical statements

                                   HEARx Ltd.
                      Consolidated Statements of Cash Flows

                                                                  Year Ended
                                               ------------------------------------------------------
                                                December 29,       December 31,         December 25,
                                                    2000               1999                 1998
                                                -----------     ---------------      ----------------
Cash flows from operating activities:
Net loss                                     $(3,316,577)       $ (4,003,896)        $ (12,343,662)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization              2,572,048           2,420,891             2,278,468
    Write down of property and equipment               -                   -               783,118
    Provision for doubtful accts                 377,500             568,135               553,467
    Loss on disposition of equipment              72,005              40,325                60,238
    Minority Interest                                  -            (347,677)                    -
 (Increase) decrease in:
        Accounts and notes receivable           (237,711)         (2,395,710)           (1,384,669)
        Inventories                               50,878             (21,265)               (6,072)
        Prepaid expenses and other              (326,485)           (119,092)           (2,108,865)
Increase (decrease) in:
        Accounts payable                          463,470           1,372,605               991,620
       Accrued expenses                          (453,503)           (390,486)            2,056,447
                                              ------------        --------------     ---------------
Net cash used in operating activities            (798,375)         (2,876,171)           (9,119,910)
                                              ------------        --------------     ---------------
Cash flow from investing activities:
    Purchase of property and equipment         (1,519,764)         (1,450,107)           (1,140,914)
    Proceeds from sale of equipment                 2,979                  -                 48,406
    Purchase of investments                    10,375,928)         (2,750,000)          (24,287,452)
    Proceeds from maturities of
    investments                                10,282,704           8,962,516            27,436,692

    Net cash from consolidating HEARx West             -              656,223                    -
                                              ------------        --------------     ---------------
Net cash (used in)  provided by investing
Activities                                    (1,610,009)           5,418,632             2,056,732
                                              ------------        --------------     ---------------
Cash flows from financing activities:
     Proceeds from issuance of:
     Long-term debt                                    -              35,250                     -
     Principal payments:
      Long-term debt                            (289,051)           (505,905)             (465,612)
      Acquisition of treasury stock             (413,061)         (1,820,424)             (249,956)
     Proceeds from issuance of capital
     stock,
      net of offering costs                    4,503,722             (44,306)            6,784,019
                                              ------------        --------------     ---------------
Net cash provided(used in)  by financing
 activities                                    3,801,610          (2,335,385)            6,068,451
                                              ------------        --------------     ---------------

Net increase(decrease) in cash and cash
equivalents                                    1,393,226             207,076              (994,727)
Cash and cash equivalents at beginning of
year                                           2,857,187           2,650,111             3,644,838
                                              ------------        --------------     ---------------
Cash and cash equivalents at end of year     $ 4,250,413      $    2,857,187         $   2,650,111
                                              ============        ================   ===============






See accompanying notes to consolidated financial statements

                                   HEARX Ltd.
                     Consolidated Statements of Cash Flows




                                                                      Year Ended
                                                    ------------------------------------------------
                                                     December 29,     December 31,    December 25,
                                                         2000             1999            1998
                                                    ---------------  --------------   --------------
Supplemental disclosure of cash flow information:


Cash paid for interest                              $   32,251        $  7,419        $       8,836
                                                    ===============  ==============   ==============

Supplemental schedule of non-cash investing and financing activities


Deemed dividends                                   $   571,241        $   -           $       -
Preferred stock dividend paid upon conversion
 in kind by issuance of additional common stock        392,323          568,898             168,787
Issuance of note payable and assumption of
 accounts payable in exchange for customer list
 and equipment                                            -             482,496                -
Issuance of Common Stock to employees                    3,340            2,860              54,118



























See accompanying notes to consolidated financial statements

                                    HEARx Ltd
                   Notes To Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

HEARx Ltd. ("HEARx" or "the Company"), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers ("HEARx Centers") to serve the needs of the hearing impaired. At the end of 2000, the Company operated a total of 80 centers. Those included 33 in Florida, 13 in New York, 15 in New Jersey and the 19 HEARx West centers in California.

Segments

The Company's operations are organized by centers into three geographic regions, the Northeast, Florida and California. These regions comprise one operating segment. Net revenues by region for the Northeast, Florida and California were approximately $14.2 million, $24.0 million, and $18.0 million in 2000; $10.1 million, $25.0 million and $12.4 million in 1999; and $7.8 million, $19.0 million, and $19,000 in 1998. Operating profits at the center level for the year ended December 29, 2000, were approximately $861,000, $4,529,000 and $2,430,000 for the Northeast, Florida and California, respectively compared to an operating loss of approximately $680,000 for the Northeast, and operating profit of approximately $5,470,000 and $1,970,000, for Florida and California, respectively, for 1999 and an operating loss of approximately $3,888,000 and $608,000 for the Northeast and California, respectively, and operating profit of approximately $2,615,000 in Florida, for 1998. Operating profits at the center level are computed before corporate general and administrative expenses, depreciation/amortization and preferred dividends. Center operations' depreciation amounted to $1,863,000, $1,793,000 and $1,632,000 in 2000, 1999 and
1998, respectively. Center operations' capital expenditures amounted to $952,000, $1,450,000 and $1,141,000 in 2000, 1999 and 1998, respectively.
Aggregate identifiable assets of center operations at December 29, 2000 and December 31, 1999 were $7,159,000 and $7,961,000, respectively.

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

Prior to March 1999, HEARx Ltd. accounted for its investment in HEARx West using the equity method because HEARx did not control HEARx West due to certain provisions in the joint venture agreement. In March 1999, as a result of amendments to the agreement, HEARx obtained control of HEARx West. Accordingly, at December 29, 2000 and December 31, 1999, HEARx has included the financial position and results of operations of HEARx West in the accompanying consolidated financial statements.

Fiscal year

The Company's fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks.

Investment securities

Marketable securities are classified available for sale and are carried at estimated market value. Unrealized holding gains and losses are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses realized from the sales are computed by the specific identification method.

Inventories

Inventories, which consist of hearing aids, batteries, special hearing devices and related items, are priced at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

Intangible assets

Intangible assets, included in other assets, primarily represent customer lists acquired from acquisitions of hearing businesses. These customer lists are being amortized on a straight-line basis over periods ranging from nine to fifteen years. Intangible assets also include the excess purchase price of acquisitions over the fair value of assets acquired. Such excess costs are being amortized over fifteen years. Accumulated amortization at December 29, 2000 and December 31, 1999 was $464,659 and $350,608, respectively.

Pre-opening costs

The costs associated with the opening of new centers are expensed as incurred.

Long-lived assets - impairments and disposals

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At December 29, 2000, no long-lived assets were held for disposal.

Advertising Costs

Costs for newspaper, television, and other media advertising are expensed as incurred and were $7,757,000, $5,470,000 and $4,105,000 in 2000, 1999, and 1998,
respectively.

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

Excluded from the computation of net loss per common share - diluted at December 29, 2000, December 31, 1999 and December 25, 1998 were convertible preferred stock, outstanding options and warrants to purchase 3,457,296, 2,693,885 and 1,773,928 shares, respectively, of the Company's Common Stock at exercise prices less than average market price because to not do so would be anti-dilutive. In addition, outstanding options and warrants to purchase 1,568,560, 889,941 and 394,268 shares of common stock were excluded because the options' and warrants' exercise prices were greater than the average market price of the common shares.

Statements of Cash Flows

For the purposes of the Statements of Cash Flows, temporary cash investments which have a maturity of ninety days or less are considered cash equivalents.

Reclassifications

Certain amounts in the 1999 and 1998 financial statements have been reclassified in order to conform to the 2000 presentation.

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

Stock-based compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees' (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, ("SFAS 123") Accounting for Stock-Based Compensation.

2. INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                          Gross        Estimated
                                           Amortized    Unrealized       Market
                                             Cost      Gains/(Losses)    Value
                                          ----------   --------------   --------
December 29, 2000
-----------------

Asset-Backed Securities                    $750,000            --       $750,000

Certificates of Deposit                     243,224            --        243,224
                                           --------       -------       --------
Total                                      $993,224       $    --       $993,224
                                           ========       =======       ========

December 31, 1999
-----------------
Asset-Backed Securities                    $750,000       $    --       $750,000

Certificate of Deposit                      150,000            --        150,000
                                           --------       -------       --------
Total                                      $900,000       $    --       $900,000
                                           ========       =======       ========


At December 29, 2000, $750,000 and $243,225 of investment securities have contractual maturities of twenty and one years, respectively.

3. DEBT

Long term debt consists of the following:

                                                                  December 29,  December 31,
                                                                      2000         1999
                                                                   ---------    ---------
Note payable to supplier, collateralized by equipment,
 due January 13, 2000, see (a) below                               $      --    $ 140,000
Note payable collateralized by customer list, see (b)& (c) below     291,144      417,316
Other notes payable                                                   37,130       60,009
                                                                   ---------    ---------
                                                                     328,274      617,325
Less current maturities                                             (152,387)    (294,993)
                                                                   ---------    ---------
                                                                   $ 175,887    $ 322,332
                                                                   =========    =========


The approximate aggregate maturities on long term debt obligations in years subsequent to 2000 are as follows: 2001 - $152,000; 2002 - $95,000; and 2003 -
$81,000.

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

4. PROPERTY AND EQUIPMENT AND LEASES

Property and equipment consists of the following:

                                                 Range of    December 29,    December 31,
                                               Useful Lives      2000            1999
Equipment, furniture and fixtures              5 -10 years   $ 7,922,131    $  7,472,695
Leasehold Improvements                         5 -10 years     6,554,421       6,123,687
Computer systems                                 3 years       3,363,613       3,055,847
Leasehold improvements in progress                 N/A           147,050          37,485
                                                            ------------    ------------
                                                              17,987,215      16,689,714
                                                            ------------    ------------
Less accumulated depreciation and
amortization                                                  10,391,224       8,197,006
                                                            ------------    ------------
                                                             $ 7,595,991    $  8,492,708
                                                            ============    ============

Approximate future minimum rental commitments under operating leases are as follows: $4,301,000 in 2001; $4,062,000 in 2002; $3,626,000 in 2003; $2,858,000
in 2004; $2,527,000 in 2005 and $1,237,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas.

Equipment and building rent expense for the years ended December 29, 2000, December 31, 1999 and December 25, 1998 was $3,181,000, $2,956,000 and
$2,892,000, respectively.

5.      STOCKHOLDERS' EQUITY

A.      SERIES I CONVERTIBLE PREFERRED STOCK

On May 9, 2000, the Company completed a private placement of 500 shares of the Company's 7% Series I Convertible Preferred Stock, par value $1.00 per share (the "Series I Preferred Stock") and warrants to acquire 203,390 shares of the Company's common stock, par value $.10 per share (the "Common Stock") (the "Warrants") for an aggregate purchase price of $5.0 million.

The Series I Preferred Stock is convertible into Common Stock after August 6, 2000. Upon conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the Series I Preferred Stock ($10,000 per share), plus accrued and unpaid dividends (unless the Company elects to pay dividends in cash) by $4.46 (subject to adjustments upon occurrence of certain dilutive events). The dividends payable upon conversion will be equal to 7% of the stated value of the Series I Preferred Stock per annum in cash or by accretion to the Stated Value, at the Company's discretion subject to limited exceptions. The Series I Preferred Stock may not be converted until after August 6, 2000 and then at the fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders may request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elects not to redeem the shares, the conversion price converts to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for the 30 trading days preceding the conversion date) at the time of conversion. The Series I Preferred Stock may be converted by holders in accordance with these terms any time prior to May 9, 2003, and will automatically convert on such date. In the event of liquidation, dissolution or winding up of the Company prior to the conversion of the Series I Preferred Stock, holders of the Series I Preferred Stock will be entitled to receive an amount equal to the stated value per share before any distribution shall be made to the holders of any junior securities but after any distribution made to holders of senior securities.

The Warrants are exercisable for shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of common Stock for an exercise price of $4.46 per share. The Warrants will expire on May 9, 2005.

During the year ended December 29, 2000, the Company recorded a deemed dividend of approximately $571,000 for the intrinsic value of the beneficial conversion option under the terms of the Series I Convertible Preferred Stock. The deemed dividend includes an allocation of the proceeds to the relative fair value of the Warrants of approximately $285,500, and the intrinsic value of the beneficial conversion of approximately $285,500.

In connection with this transaction, the Company also entered into a Registration Rights Agreement with the purchaser under which the Company was required to file a registration statement on Form S-3 by June 8, 2000, covering the resale of the shares of Common Stock underlying all of the Series I Preferred Stock and Warrants. The registration statement was declared effective by the Securities and Exchange Commission on June 19, 2000.

The net proceeds to the Company after payment of finders fees, placement fees. legal and accounting expenses was approximately $4,500,000. In connection with the placement of the Series I Preferred Stock, the Company also issued finders warrants to purchase an aggregate of 131,695 shares of Common Stock at an exercise price equal to $4.46. All of the shares underlying the finder warrants were included in the registration statement on Form S-3 filed by the Company.

B.      REVERSE STOCK SPLIT

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

C.      1998 CONVERTIBLE PREFERRED STOCK

On August 27, 1998, the Company completed a private placement of 7,500 units of $1 par, 1998 Convertible Preferred Stock and warrants. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $6,975,000. The additional capital was primarily raised to fund construction and start-up costs of the HEARx West centers.

The 1998 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1998 Convertible Preferred, junior to with the Company's 1997 Convertible Preferred Stock, and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1998 Convertible Preferred. The 1998 Preferred Stock is convertible into Common Stock, par value $.10 per share, of the Company. Upon the conversion, holders will be entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Preferred Stock ($1,000 per share), plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock of five of twenty days prior to conversion, and $18.00 ( the closing bid price at the date of issuance, subject to adjustment upon occurrence of certain dilutive events). The premium payable upon conversion will be equal to 8% of the stated value of 1998 Preferred Stock from the date of issuance until one year following such date, and shall increase by 0.5% each year, commencing on the date which is one year following the date of issuance. The 1998 Preferred Stock may not be converted for the 180-day period after the closing. The 1998 Preferred Stock may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Preferred Stock, holders of 1998 Preferred Stock will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998 Preferred Stock shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such stated value for the period from the date of issuance until the date of final distribution. During 2000 and 1999, 1,800 and 185 shares of the 1998 Convertible Preferred Stock plus accrued dividends of $216,926 and $16,156 were converted into 94,109 and 44,712 shares of the Company's Common Stock.

For each unit of 1998 Convertible Preferred Stock purchased, each investor received 7.5 warrants to acquire shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $18.00 per share. The warrants will expire on August 27, 2003. In connection with this transaction, the Company issued 56,250 warrants with an exercise price of $18.00 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of preferred shares with investors. All related warrants remain outstanding as of December 29, 2000.

D.      1997 CONVERTIBLE PREFERRED STOCK

The 1997 Convertible Preferred Stock ranks prior to all of the Company's Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1997 Convertible Preferred, pari passu with the Company's 1996 Series B-1 Convertible Preferred Stock, 1996 Series B-2 Convertible Preferred Stock and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1997 Convertible Preferred. The 1997 Convertible Preferred Stock bears dividends of 6%, payment in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders will be entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chooses to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $50.00, or (ii) 85% of the average of the closing bid prices for shares of Common Stock for the ten day trading period immediately prior to conversion. The 1997 Convertible Preferred Stock may be converted by holders beginning August 15, 1997 and at any time prior to March 17, 2000 and must be converted on that date. During 2000, 1999 and 1998, 1,000, 4,209, and 1,906 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $175,397, $552,743, and $168,787 were converted into 299,214,
1,098,906, and 326,538 shares of the Company's Common Stock, respectively. No shares of the 1997 Convertible Preferred Stock were outstanding as of December 29, 2000.

In connection with the 1997 Convertible Preferred Stock, the Company issued 85,000 warrants with an exercise price of $50.00 and 75,000 warrants with an exercise price of $20.00 to purchase shares of the Company's Common Stock. These warrants were issued to certain individuals as finder's fees for the placement of the preferred shares with investors. All related warrants remain outstanding as of December 29, 2000.

E.      1996 SERIES A, B-1 AND B-2 CONVERTIBLE PREFERRED STOCK

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

F.      1996 SENIOR PREFERRED STOCK

  Holders of the 1996 Senior Preferred Stock received warrants to purchase 1,107,048 shares of common stock at an exercise price of $5.50 per share. Additionally 228,327 warrants, to acquire shares of Common Stock at $ 6.30 per share, were issued to an investment banker as a placement fee. The Company redeemed the 1996 Senior Preferred Stock during May 1996. All but 9,226 of the related warrants had been exercised as of December 29, 2000.


G.      SHAREHOLDER RIGHTS PLAN

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

H.      WARRANTS

No warrants were exercised in 2000.

On May 9, 2000, the Company issued warrants with an exercise price of $4.46 to purchase 335,085 shares of the Company's Common Stock. These warrants were issued in connection with the private placement of 500 units of 7% Series I Convertible Preferred Stock The warrants are exercisable any time prior to May 9, 2005.

The aggregate number of common shares reserved for issuance upon the exercise of warrants is 760,998 as of December 29, 2000. The expiration date and exercise prices of the outstanding warrants are as follows:


                OUTSTANDING             EXPIRATION             EXERCISE
                 WARRANTS                  DATE                 PRICE
                -----------             ----------             --------
                  59,500                   2002                 $50.00
                  75,000                   2001                 20.00
                  57,712                   2003                 12.50
                  30,000                   2001                  6.30
                   9,225                   2001                  5.50
                  65,975                   2003                 20.00
                  112,501                  2003                 18.00
                  16,000                  Various             6.30-40.00
                  335,085                  2005                  4.46
                -----------
                  760,998
                ===========


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

In 1995, the Company established the 1995 Flexible Stock Plan. It is also administered by the Company's Board of Directors. An original maximum of 250,000 shares of the Company's Common Stock were authorized for issuance under this plan. On June 6, 2000 the shareholders approved an increase of 500,000 shares of the Company's stock available under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. Currently an aggregate of 424,647 shares may be issued under the plan. All employees of the Company are eligible to receive stock options under this plan at the sole discretion of the Board of Directors. Incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards may be awarded under this plan.

On December 14, 1999 the Board of Directors approved the issuance of non-qualified stock options to purchase 268,246 shares of the Company's Common Stock for $3.88 per share to certain officers of the Company. These grants are independent of the Company's 1987 and 1995 stock option plans and are to be issued from shares of treasury stock.

As of December 29, 2000, 346 employees of the Company held options under the Stock Option Plans permitting them to purchase 873,957 shares of Common Stock at prices ranging from $2.00 to $18.75 per share. Options are exercisable for periods ranging from four to nine years commencing one year following the date of grant and are exercisable in cumulative annual installments of 25 percent per year.

The following table summarizes the transactions of the Company's employee stock option plans:

                                                              Year Ended
                                    ---------------------------------------------------------------
                                    December 29, 2000      December 31, 1999      December 25, 1998
                                    -----------------      -----------------      -----------------
                                              Weighted               Weighted               Weighted
                                              Average                Average                Average
                                              Exercise               Exercise               Exercise
                                    Shares     Price      Shares      Price       Shares     Price
                                    ------     -----      ------      -----       ------     -----
Outstanding at beginning of year     764,194   $5.78       464,718    $7.19        466,178   $15.80
Granted                              152,360   $4.12       342,256    $4.17        528,080   $10.04
Exercised                              1,600   $2.09         1,360    $2.10         10,498   $5.20
Forfeited and cancelled               40,997   $7.42        41,420    $8.45        519,042   $18.32
                                    --------   -----      --------    -----       --------   ------
Outstanding at end of year           873,957   $5.42       764,194    $5.78        464,718   $6.74
                                    ========   =====      ========    =====       ========   ======
Exercisable at end of year           452,214               345,921                 272,230
                                    ========              ========                ========
Weighted average fair market
of options granted during year        $ 3.43                $ 2.96                  $ 7.30
                                    ========              ========                ========

The following table summarizes information about fixed employee stock options outstanding at December 29, 2000:

                                            Weighted
                                             Average      Weighted      Options     Weighted
                                            Remaining      Average    Exercisable    Average
                               Options     Contractual    Exercise    At December   Exercise
  Range of Exercise Price    Outstanding      Life          Price       29, 2000      Price
  -----------------------    -----------      ----          -----       --------      -----
           $2.00                  48,515       3.4          $2.00         48,515      $2.00
       $2.10 - $5.40             458,871       6.3          $4.01        110,435      $4.31
       $5.41 - $8.75             347,631       5.9          $7.21        278,744      $7.43
      $8.75 - $30.00              18,940       6.3         $15.64         14,520     $15.56
                             -----------                                --------
                                 873,957                                 452,214
                             ===========                                ========

The stock options are exercisable in the following years:

                      2001                                    591,178
                      2002                                    128,468
                      2003                                    117,866
                      2004                                     36,445
                                                             --------
                                                              873,957
                                                             ========


SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS
123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively, no dividends, expected volatility of 89%, 89% and 59%; risk-free interest rates of 5.12%, 6.65% and 5.74% and expected lives ranging from 5 to 10 years.

Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to pro forma amounts indicated below:

                                                      2000           1999           1998
                                                    --------       --------       --------
Net Loss applicable to Common
Stockholders


     As reported                                 $  (4,663,450)  $ (4,825,283)  $  (12,931,555)
     Pro forma                                   $  (5,591,000)  $ (5,896,000)  $  (14,718,000)

Loss per share - basic and diluted
                                                 $       (0.39)  $      (0.45)  $        (1.28)
   As reported                                   $       (0.47)  $      (0.55)  $        (1.45)
   Pro forma


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

As of December 29, 2000, three directors hold options as follows: 3,000 shares at $ 3.40, 4,500 at $4.00, 4,500 shares at $5.00, 4,500 shares at $ 6.875,
16,500 at $7.50, and 4,500 shares at prices ranging from $12.50 to $58.75 per share.

C.      STOCK BONUS PLAN

The Board of Directors adopted a Stock Bonus Plan ("Bonus Plan"). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 50,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company's strategic objectives. At present there are nine senior management personnel eligible to participate. No shares were issued in 2000, 1999 or 1998..

7. MAJOR CUSTOMERS

During 1999, the Company did not have sales totaling 10% or more of the total net sales to a single customer. In 2000 and 1998, the Company had sales totaling $ 5.7 million and $3.3 million, or 10.1% and 12.7% of net sales to two different single customers.




8. RELATED PARTY TRANSACTIONS

On January 6, 1999 HEARx West entered into a capitation contract with an affiliate (the "Kaiser Plan") of its minority owner, the Permanente Federation LLC (the "Plan"). Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2000 and 1999 approximately $5,722,000 and $4,308,000 of capitation revenue from this contract is included in net revenue in the accompanying consolidated statement of operations.

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

Deferred tax assets are comprised of the following:

                                             December
                                  ----------------------------
                                      2000              1999
                                  -------------   ------------
Depreciation                      $     37,000    $     91,000
Allowance for doubtful accounts        103,000         120,000
Other                                  163,000         241,000
Net operating loss carryforward     25,112,000      23,354,000
                                  ------------    ------------
                                    25,415,000      23,812,000
Less valuation allowance           (25,415,000)    (23,812,000)
                                  ============    ============

Net deferred tax asset            $         --    $         --
                                  ============    ============


At December 29, 2000 the Company had net operating loss carryforwards of approximately $66,700,000 for both tax and financial reporting purposes. The losses are available for carryforward for fifteen and twenty year periods and will expire beginning in 2002. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

10. RESTRUCTURE CHARGE

In order to reduce losses in the northeast region, on December 14, 1998, the Company approved a plan to close 12 of its centers, located in the northeast region. The plan consisted of closing the centers, terminating the employees, transferring the equipment and negotiating the lease terminations. These centers closed in January 1999. During 1999, payments totaling approximately $1,236,000 were made for lease termination costs, employee severance and other. At December 31, 1999, the remaining balance of approximately $215,000 of the restructure reserve related to lease termination costs which were substantially paid as of December 29, 2000. As of December 29,2000 substantially all phases have been completed.

These centers had a combined loss for the year ended December 25, 1998 of approximately $1.9 million. A restructure charge of $2,233,800 was recorded in the fourth quarter of 1998 to reflect the costs of closing the centers as detailed below.

       Lease termination costs                                     $  1,304,400
       Employee severance                                                81,800
       Write down of Fixed Assets to net realizable value               783,100

       Other                                                             64,500
       Total Restructure Charge                                    $  2,233,800

11. COMMITMENTS AND CONTINGENCIES

The Company established the HEARx Ltd. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company's contribution to the plan is determined from year to year by the Board of Directors. The Company's contributions to the plan were approximately $45,400, $42,400 and $8,400 for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively.

Effective December 14, 1999 the Company entered into five year employment agreements with certain of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Year Ended               First          Second          Third         Fourth
     DECEMBER 29, 2000           Quarter        Quarter         Quarter        Quarter
     -----------------           -------        -------         -------        -------
Net Sales                  $  13,121,767   $ 15,174,416   $  13,347,032     $  14,765,749
Operating Expenses            11,040,658     12,796,191      11,461,289        12,996,087
Operating Profit               2,081,109      2,378,225       1,885,743         1,769,662
Net Loss applicable to
 Commons stockholders  (a)      (819,495)      (596,898)     (1,227,839)       (2,019,217)
Earnings per share                  (.07)          (.05)           (.10)             (.17)

(a) net loss applicable to common stockholders for the fourth quarter of 2000 includes a deemed dividend of approximately $571,000 recorded as a result of implementing EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments."


       Year Ended             First           Second           Third         Fourth
    DECEMBER 31, 1999        Quarter          Quarter         Quarter        Quarter
    -----------------        -------          -------         -------        -------
Net Sales                $ 10,454,525    $ 12,005,230    $ 13,262,242    $ 11,964,871
Operating Expenses          9,294,961      10,075,064      10,844,561      10,773,528
Operating Profit            1,159,564       1,930,166       2,417,681       1,191,343
Net Loss applicable to
 Common stockholders       (1,249,290)       (856,971)       (541,227)     (2,177,795)
Earnings per share               (.12)           (.08)           (.05)           (.20)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, amended by SFAS No. 137 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard as January 1, 2001 to have material impact on the Company's financial position, results of operations, or cash flows.

In December 1999, the SEC staff release Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and an interpretation of APB.
25. FIN 44 clarifies the application of APB 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

                                   HEARX LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                       Balance
                                          at                                       Balance at
                                       Beginning                                      End
                                       Of Period    Additions      Deductions      Of Period
----------------------------------------------------------------------------------------------------
December 29, 2000
  Allowance for doubtful
  accounts                        $ 535,609     $  377,500     $   (700,452) (1)    $  212,657
====================================================================================================
December 31, 1999
  Allowance for doubtful
  accounts                        $ 588,509     $  568,135     $    (621,035)(1)    $  535,609
====================================================================================================
December 25, 1998
  Allowance for doubtful
  accounts                        $ 246,371     $  553,467     $    (211,329)(1)    $  588,509
====================================================================================================

(1)     Uncollectible accounts written off, net of recoveries.

Item 9.    Changes in and Disagreement with Accountants on
           Accounting and Financial Disclosure


        None.

                                    PART III

Item 10.   Directors and Executive Officers

     The information required by this Item for directors is set forth in the Company's 2001 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

     The information required by this Item for executive officers is set forth in Part I of this report under the heading "Executive Officers of the Company."


Item 11.  Executive Compensation

     The information required by this Item is set forth in the Company's 2001 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth in the Company's 2001 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.


Item 13.  Certain Relationships and Related Transactions

      The information required by this item is set forth in the Company's 2001 Proxy Statement under the heading "Election of Directors" and is incorporated herein by this reference as if set forth in full.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a)     (1)     The following financial statements are filed as part of this report:

                (i) Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999.
                (ii) Consolidated Statements of Operations for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.
                (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.
                (iv) Consolidated Statements of Cash Flows for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.
                (v)     Notes to Consolidated Financial Statements

        (2) The following financial statement schedules are filed as part of this report and are contained on page 41.

                      Schedule II           Valuation  and Qualifying Accounts
                      -----------           ----------------------------------
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

            3.7(9)                          Certificate of Designations, Preferences and Rights of the
                                            Company's 1999 Series H Junior Participating Preferred Stock[4]

            3.8(10)                         Certificate of Designations, Preferences and Rights of the
                                            Company's 2000 Series I Convertible Preferred Stock. [3]

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

            4.1(10)                         Securities Purchase Agreement, dated May 9, 2000, between HEARx
                                            Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

            4.2(10)                         Registration Rights Agreement, dated May 9, 2000 between HEARx
                                            Ltd. and each purchaser set forth on the signature pages thereto.
                                            [4.2]

            4.3(10)                         Form of Placement Agent Warrant (to purchase up to 203,390 shares of
                                            Common Stock at an exercise price equal to $4.46 per share).[4.3]

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

            10.2(4)                         HEARx Ltd. 1987 Stock Option Plan. [10.11]#

            10.3(5)                         (a) HEARx Ltd. Stock Option Plan for Non-Employee Directors and
                                            (b) Form of Option Agreement. [10.35] [10.48]#

            10.9(7)                         1995 Flexible Employee Stock Plan [4]#

            10.10(9)                        Executive Employment Agreement, dated December 14, 1999, with Dr.
                                            Paul A Brown #

            10.11(9)                        Executive Employment Agreement, dated December 14, 1999,  with
                                            Stephen J. Hansbrough #

            21                              List Subsidiaries

            23                              Consent of Independent Certified Public Accountants.


-----------------------------------------------------------------------------------------------------------------------



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

       (8) Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the period ending July 2, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

       (9) Filed as an exhibit to the Company's Current Report on Form 8-K, December 17,1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

       (10) Filed as an exhibit to the Company's Current Report on Form 8-K, May 9, 2000 as the exhibit number indicated in brackets, and incorporated herein by reference.


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


                                                   HEARx Ltd.
                                                   (Registrant)

        Date: March 23, 2001                       By: /s/Paul A. Brown, M.D.
                                                       ---------------------
                                                          Paul A. Brown, M.D.
                                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                Date
---------                                   -----                                ----
s/Paul A. Brown, M.D.                       Chairman of the Board            March 23, 2001
---------------------
Paul A. Brown, M.D.                         Chief Executive Officer
                                            And Director

s/Stephen J. Hansbrough                     President, Chief                 March 23, 2001
-----------------------
Stephen J. Hansbrough                       Operating Officer and
                                            Director

s/James W. Peklenk                          Vice President - Finance         March 23, 2001
------------------
James W. Peklenk                            and Chief Financial Officer

s/David J. McLachlan                        Director                         March 23, 2001
--------------------
David J. McLachlan

s/Thomas W. Archibald                       Director                         March 23, 2001
---------------------
Thomas W. Archibald

s/Joseph L. Gitterman III                   Director                         March 23, 2001
-------------------------
Joseph L. Gitterman III