Form 10-Q
period 2001-03-31
HEARX LTD
filed 2001-05-15
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16453

HEARx LTD.

Exact Name of Registrant as Specified in Its Charter

Delaware	22-2748248

(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(561) 478-8770

Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report

                  Indicate by check Xwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  X  No

On May 7, 2001, 13,116,860 shares of the Registrant’s Common Stock were outstanding.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets

March 31, 2001 and December 29, 2000	3

Consolidated Statements of Operations

Three months ended March 31, 2001 and March 31, 2000	4

Consolidated Statements of Cash Flows

Three months ended March 31, 2001 and March 31, 2000	5

Notes to Consolidated Financial Statements	6-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	11

Item 6. Exhibits and Reports on Form 8-K	11-12

Signatures	13

HEARx Ltd.
Consolidated Balance Sheets

	ASSETS

	March 31,	December 29,
	2001	2000

	(unaudited)	(audited)
Current assets:

Cash and cash equivalents	$1,164,338	$4,250,413

Investment securities	993,224	993,224

Accounts and notes receivable, less allowance for doubtful accounts of $235,018 and $212,657	5,173,439	5,734,497

Inventories	517,574	500,582

Prepaid expenses	749,231	860,272

Total current assets	8,597,806	12,338,988

Property and equipment – net	7,960,798	7,595,991

Deposits and other	2,435,363	1,937,144

	$18,993,967	$21,872,123

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$7,590,571	$7,377,495

Accrued salaries and other compensation	717,196	1,071,208

Current maturities of long term debt	188,998	152,387

Dividends payable	1,440,572	1,387,066

Total current liabilities	9,937,337	9,988,156

Long term debt, less current maturities	314,046	175,887

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock:

(Aggregate liquidation preference $10,985,572 and $11,902,067) $1 par, 2,000,000 shares authorized Series I Convertible 461 and 500 shares outstanding	461	500

Series H Junior Participating 0 shares outstanding	—	—

1998 Convertible 4,935 and 5,515 shares outstanding	4,935	5,515

Total preferred stock	5,396	6,015

Common stock: $.10 par; 20,000,000 shares authorized; 13,313,335 and 12,364,139 shares issued	1,331,334	1,236,414

Additional paid-in capital	92,749,219	92,695,792

Accumulated deficit	(82,859,924)	(79,746,700)

Treasury stock, at cost: 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	8,742,584	11,708,080

	$18,993,967	$21,872,123

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Operations
Three Months Ended March 31, 2001 and March 31, 2000

	March 31,	March 31,
	2001	2000

	(Unaudited)	(Unaudited)

Net revenue	$12,534,765	$13,121,767

Costs and expenses:

Cost of products sold	4,266,578	4,297,050

Center operating expenses	7,962,512	6,743,608

General and administrative expenses	2,565,702	2,111,999

Depreciation and amortization	642,043	644,365

Interest expense	9,919	8,204

Total costs and expenses	15,446,754	13,805,226

Net loss	(2,911,989)	(683,459)

Dividends on preferred stock	(201,235)	(136,036)

Net loss applicable to common stockholders	$(3,113,224)	$(819,495)

Net loss per common share – basic and diluted	$(0.25)	$(0.07)

Weighted average number of shares of common stock outstanding	12,505,430	11,630,428

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and March 31, 2000

	March 31,	March 31,
	2001	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(2,911,989)	$(683,459)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	642,043	644,365

Provision (recovery) for doubtful accounts	75,750	(273,163)

Loss on disposition of property	10,672	12,662

(Increase) decrease in:

Accounts and notes receivable	485,308	(507,612)

Inventories	(16,992)	(35,722)

Prepaid expenses and other	(415,944)	132,074

Increase (decrease) in :

Accounts payable	213,076	1,403,144

Accrued expenses	(354,012)	(1,042,225)

Net cash used by operating activities	(2,272,088)	(349,936)

Cash flows from investing activities:

Purchase of property and equipment	(736,744)	(389,460)

Net cash used by investing activities	(736,744)	(389,460)

Cash flows from financing activities:

Principal payments:

Long-term debt	(77,243)	(190,642)

Acquisition of treasury stock	—	(193,901)

Proceeds from the issuance of stock, net of expenses	—	(21,221)

Net cash used by financing activities	(77,243)	(405,764)

Net decrease in cash and cash equivalents	(3,086,075)	(1,145,160)

Cash and cash equivalents at beginning of period	4,250,413	2,857,187

Cash and cash equivalents at end of period	$1,164,338	$1,712,027

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2000.

1.     Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the 2000 consolidated financial statements have been reclassified in order to conform to the 2001 presentation.

Segments

The Company’s operations are organized by centers in geographic regions: the Northeast, Florida, and California. These regions comprise one operating segment. Net revenues by region for the Northeast, Florida and California were approximately $2,728,000, $5,318,000 and $4,442,000 during the three months ended March 31, 2001 and $2,943,000, $6,240,000 and $3,899,000 during the three months ended March 31, 2000, respectively. Operating profits and losses at the center level for the quarter ended March 31, 2001 were approximately an operating loss of $679,000, and operating profits of $452,000 and $483,000 for the Northeast, Florida and California, respectively, compared to operating profits of approximately $146,000, $1,454,000 and $441,000 for the Northeast, Florida and California, respectively, for the quarter ended March 31, 2000. Operating profits at center level are computed before corporate general and administrative expenses, depreciation/amortization and preferred dividends. Center operations’ depreciation amounted to $453,000 and $468,000, for the first quarter of 2001 and the first quarter of 2000, respectively. Center operations’ capital expenditures amounted to $540,000 in the first quarter of 2001 as compared to $289,000 for the first quarter of 2000.

2. Stockholders’ Equity

Conversion of Preferred Stock into shares of Common Stock

During the quarter ended March 31, 2001, 580 shares of the 1998 Convertible Preferred Stock and 39 shares of the Series I Convertible Preferred Stock were converted into 648,182 and 301,026 shares of Common Stock, respectively.

Common Stock

During the quarter ended March 31, 2001, no warrants or employee stock options were exercised.

3. Recent Accounting Pronouncements

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition

HEARx Ltd.
Notes to Consolidated Financial Statements

presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company’s financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB. 25. FIN 44 clarifies the application of APB 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

4. Subsequent Events

On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. signed a Letter of Intent (“LOI”) pursuant to which the parties intend to form a marketing and promotional alliance in the United States.

Under the terms of the LOI, Siemens has provided the Company with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. The Company has agreed to purchase from Siemens at least 70% and up to 90% of HEARx total hearing aid requirements over the next five years. As the Company purchases such products from Siemens, Siemens will pay to the Company certain rebates which must be used to pay down the quarterly installments of principal and interest under the five-year line of credit.

The LOI contains certain change of control provisions. In the event of a change of control of the Company, the entire outstanding amount under the line of credit will be immediately due and payable and the supply arrangements may be terminated upon payment to Siemens of a signficant breakup fee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company’s strategy for continuing and accelerating center sales growth and market penetration includes both aggressively advertising to the non-insured self-pay or retail market and positioning the Company as the leading provider of hearing care to the benefited populations covered by managed care contracts.

HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services. The Company is currently expanding its hearing care center network through its joint venture in California, HEARx West LLC. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation and its affiliate Kaiser Foundation Health Plan, with the centers bearing the HEARx name. The Company currently operates 22 of these centers in California.

The Company has developed a national call center, which began beta testing for five Florida centers in mid-November 2000. During the first quarter of 2001, an additional fourteen centers began using the call center, and as of May 7, 2001 there are twenty-three centers utilizing the call center. The national call center is responsible for both inbound and outbound marketing. The call center was designed to increase the effectiveness of advertising, and is expected to be fully operational by July 2001.

Effective January 1, 2001, several insurance companies with which the Company has contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued Medicare benefits. The Company believes these changes will not have a long-term material adverse effect on the Company’s financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long-term material adverse effect on its financial condition or results of operations.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001 compared to the three months ended March 31, 2000

Net revenues decreased $587,002, or 4.5%, to $12,534,765 in the first quarter of 2001 from $13,121,767 in the comparable quarter of 2000. The decrease in revenues resulted primarily from the decrease in revenues for the Company’s Florida centers. Net revenues in Florida decreased $921,410, or 14.8%, to $5,318,375 for the three months ended March 31, 2001 from $6,239,785 for the comparable period of 2000. This decrease is partially the result of the average price per hearing aid sold decreasing in the first quarter of 2001 compared to the comparable period of 2000. In addition, management believes the decrease in revenues for the first quarter of 2001 as compared with the first quarter of 2000 is also partially the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

Cost of products sold remained relatively constant in the first quarter of 2001 compared to the first quarter of 2000. During the first quarter of 2001, the Company experienced an increase in sales of digital hearing aids, which generally have lower margins. The cost of products sold as a percentage of net revenues was 34.0% and 32.7% for the first quarters of 2001 and 2000, respectively, and fluctuates from period to period due to retail pricing and changing marketing strategies.

Center operating expenses increased $1,218,904, or 18.1%, to $7,962,512 in the first quarter of 2001 from $6,743,608 in the comparable quarter of 2000. During the first quarter of 2001, the Company continued to intensify its aggressive marketing program, increasing center advertising expense to $1,947,746 or 15.5% of revenue, up from $1,684,100 or 12.8% of revenue for the comparable quarter of 2000. In addition, other operating expenses increased $401,133 to $709,146 in the first quarter of 2001 from $308,014 for the comparable quarter of 2000. This increase is primarily the result of the Company having bad debts expense of approximately $76,000 for the first quarter 2001compared to a recovery of net bad debts of approximately $273,000 in the comparable quarter of 2000.

General and administrative expenses increased $453,703, or 21.5%, to $2,565,702 in the first quarter of 2001 from $2,111,999 in the comparable quarter of 2000. This increase is partially due to the expansion of corporate administrative functions, which includes the implementation of the national call center. The costs associated with this were approximately $157,000, which included salaries and wages of $110,000 and occupancy costs of $28,000. In addition professional service fees increased $43,736, or 45.6%, to $139,563 in the first quarter of 2001 from $95,828 in the comparable quarter of 2000. This increase is primarily the result of additional fees paid to the Company’s independent public accountants and attorneys for additional work. Shareholder relations expense increased $89,424 or 328%, to $116,627 in the first quarter of 2001 from $27,203 in the comparable quarter of 2000. This increase is the result of hiring an investment banking firm to render services with respect to financial consulting and public relations.

Depreciation and amortization expense remained relatively constant at $642,043 in the first quarter of 2001 compared to $644,365 in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $3,690,363 to a negative $1,339,531 as of March 31, 2001 from $2,350,832 as of December 29, 2000. This decrease is primarily the result of net cash used by operating activities. On April 27, 2001, the Company was extended a $7.5 million five-year line of credit from one of its hearing aid manufacturers. See “Recent Developments” below. The Company believes that its funds available under the line of credit, current cash, investment securities and revenues from operations will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that unexpected capital needs will not arise for which existing credit line, cash and revenues from operations may be insufficient. To respond to the decrease in revenues, management has begun implementation of a cost reduction program. Since March 31, 2001, the Company has reduced staffing by approximately eight percent and has initiated rollbacks in marketing and discretionary expenses.

Net cash used by operating activities increased from $349,935 in the first quarter of 2000, to $2,272,088 in the first quarter of 2001. The increase in cash used by operating activities was primarily the result of the increase of operating losses of approximately $2,229,000.

Net cash used by investing activities increased from $389,460 in the first quarter of 2000, to $736,744 in the first quarter of 2001. This increase is the result of purchasing equipment for the national call center and wide area network in the 2001 first quarter.

Net cash used by financing activities decreased from $405,764 in the first quarter of 2000 to $77,243 in the first quarter of 2001. In the first quarter of 2000, the Company used approximately $194,000 in connection with its stock repurchase program. There were no shares purchased in the first quarter of 2001. This represents the major reason for the decrease in cash used by financing activities in 2001, and a decrease of approximately $113,000 in repayments of long-term debt

RECENT DEVELOPMENTS

On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. signed a Letter of Intent (“LOI”) pursuant to which the parties intend to form a marketing and promotional alliance in the United States.

Under the terms of the LOI, Siemens has provided the Company with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. The Company has agreed to purchase from Siemens at least 70% and up to 90% of HEARx total hearing aid requirements over the next five years. As the Company purchases such products from Siemens, Siemens will pay to the Company certain rebates which must be used to pay down the quarterly installments of principal and interest under the five-year line of credit.

The LOI contains certain change of control provisions. In the event of a change of control of the Company, the entire outstanding amount under the line of credit will be immediately due and payable and the supply arrangements may be terminated upon payment to Siemens of a significant breakup fee.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the Company’s goal of establishing a nationwide center network; plans for the completion of the national call center; funds available under the line of credit, current cash, investment securities and revenues from operations sufficient to support the Company’s operational needs; the Company’s belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation as well as risks those associated with the Company’s business described in the Company’s annual report on Form 10-K for the fiscal year December 29, 2000 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Part II – Other Information

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2001, 580 shares of the 1998 Convertible Preferred Stock and 39 shares of the Series I Convertible Preferred Stock plus accrued dividends of $125,878 and $21,852 were converted into 648,182 and 301,026 shares of the Company’s Common Stock, respectively. The 1998 and Series I Convertible Preferred Stock was initially issued to certain “accredited investors” pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon the conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 17, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.2	Amendment to Restated Certificate of Incorporation. [3.1A]. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.3	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.4	By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 2000 Series I Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 9, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference

4.1	Form of Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

10.1	Letter of Intent dated April 23, 2001 by and between HEARx Ltd and Siemens Hearing Instruments, Inc.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARx Ltd.
(Registrant)

Date: May 15, 2001	By:	s/Stephen J. Hansbrough Stephen J. Hansbrough President and Chief Operating Officer

Date: May 15, 2001	By:	s/James W. Peklenk James W. Peklenk Vice President and Chief Financial Officer