Form 10-Q
period 2001-06-30
HEARX LTD
filed 2001-08-14
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ___________________

Commission file number   0-16453

HEARx LTD

Exact Name of Registrant as Specified in Its Charter

Delaware	22-2748248

(State of Other Jurisdiction of	(I.R.S. Employer

Incorporation or Organization)	Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code    (561) 478-8770

__________________________________________________________________
Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes   X    No

      On July 31, 2001, 13,310,039 shares of the Registrant’s Common Stock were outstanding.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets	3

June 30 , 2001 and December 29, 2000

Consolidated Statements of Operations	4
Six months ended June 30, 2001 and June 30, 2000

Consolidated Statements of Operations	5

Three months ended June 30, 2001 and June 30, 2000

Consolidated Statements of Cash Flows	6

Six months ended June 30, 2001 and June 30, 2000

Notes to Consolidated Financial Statements	7–8

Item 2. Management’s Discussion and Analysis of Financial Condition	9–12

and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk	13

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	14 – 16

Signatures	17

HEARx Ltd.
Consolidated Balance Sheets

ASSETS

	June 30,	December 29,
	2001	2000

	(unaudited)	(audited)
Current assets:

Cash and cash equivalents	$6,011,569	$4,250,413

Investment securities	993,225	993,224

Accounts and notes receivable, less allowance for

doubtful accounts of $236,370 and $212,657	4,355,052	5,734,497

Inventories	519,461	500,582

Prepaid expenses	653,009	860,272

Total current assets	12,532,316	12,338,988

Property and equipment – net	7,646,276	7,595,991

Deposits and other	2,162,156	1,937,144

	$22,340,748	$21,872,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$6,169,564	$7,377,495

Accrued salaries and other compensation	743,910	1,071,208

Current maturities of long term debt	1,845,128	152,387

Dividends payable	1,603,288	1,387,066

Total current liabilities	10,361,890	9,988,156

Long term debt, less current maturities	6,206,075	175,887

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock:

(Aggregate liquidation preference $10,858,288 and

$11,902,067) $1 par, 2,000,000 shares authorized

Series I Convertible 435 and 500 shares outstanding	435	500

Series H Junior Participating 0 shares outstanding	—	—

1998 Convertible 4,905 and 5,515 shares outstanding	4,905	5,515

Total preferred stock	5,340	6,015

Common stock: $.10 par; 20,000,000 shares authorized;

13,730,636 and 12,364,139 shares issued	1,373,061	1,236,414

Stock Subscription	(412,500)	—

Additional paid-in capital	93,145,782	92,695,792

Accumulated deficit	(85,855,459)	(79,746,700)

Treasury stock, at cost: 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	5,772,783	11,708,080

	$22,340,748	$21,872,123

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Operations
Six Months Ended June 30, 2001 and June 30, 2000

	2001	2000

	(Unaudited)	(Unaudited)

Net revenues	$23,930,243	$28,296,183

Costs and expenses:

Cost of products sold	7,853,360	9,829,774

Center operating expenses	15,187,862	14,007,075

General and administrative expenses	5,169,047	4,270,382

Depreciation and amortization	1,263,981	1,286,293

Interest expense	175,137	16,281

Total costs and expenses	29,649,387	29,409,805

Net loss	(5,719,144)	(1,113,622)

Dividends on preferred stock	(389,615)	(302,771)

Net loss applicable to common shareholders	$(6,108,759)	$(1,416,393)

Net loss per common share – basic and diluted	$(0.48)	$(0.12)

Weighted average number of shares of

Common stock outstanding	12,802,285	11,782,598

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Operations
Three Months Ended June 30, 2001 and June 30, 2000

	2001	2000

	(Unaudited)	(Unaudited)

Net revenues	$11,395,478	$15,174,416

Costs and expenses:

Cost of products sold	3,586,782	5,532,724

Center operating expenses	7,225,350	7,263,467

General and administrative expenses	2,603,345	2,158,383

Depreciation and amortization	621,938	641,928

Interest expense	165,218	8,077

Total costs and expenses	14,202,633	15,604,579

Net loss	(2,807,155)	(430,163)

Dividends on preferred stock	(188,380)	(166,735)

Net loss applicable to common shareholders	$(2,995,535)	$(596,898)

Net loss per common share – basic and diluted	$(0.23)	$(0.05)

Weighted average number of shares of

Common stock outstanding	13,102,402	11,934,768

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and June 30, 2000

	2001	2000

	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(5,719,144)	$(1,113,622)

Adjustments to reconcile net loss to net cash

Provided/(used) by operating activities:

Depreciation and amortization	1,263,981	1,286,293

Provision/(recoveries) for doubtful accounts	154,397	(190,834)

Loss on disposition of property	90,673	28,508

(Increase) decrease in:

Accounts and notes receivable	1,225,047	(684,785)

Inventories	(18,880)	76,298

Prepaid expenses	(75,278)	(293)

Increase (decrease) in:

Accounts payable	(1,207,945)	1,518,197

Accrued expenses	(327,284)	(895,901)

Net cash (used)/provided in operating activities	(4,614,433)	23,861

Cash flows from investing activities:

Purchase of property and equipment	(1,095,394)	(724,711)

Proceeds from sale of property and equipment	—	2,587

Purchase of investments	—	(3,498,039)

Net cash used by investing activities	(1,095,394)	(4,220,163)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	7,500,000	—

Principle payments:

Long-term debt	(29,084)	(277,612)

Acquisition of treasury stock	—	(193,901)

Proceeds from the issuance of employee stock options	67	—

Proceeds from the issuance of stock, net of expenses	—	4,536,427

Net cash provided by financing activities	7,470,983	4,064,914

Net increase (decrease) in cash and cash equivalents	1,761,156	(131,388)

Cash and cash equivalents at beginning of period	4,250,413	2,857,187

Cash and cash equivalents at end of period	$6,011,569	$2,725,799

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2000.

1.      Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the 2000 consolidated financial statements have been reclassified in order to conform to the 2001 presentation.

Segments

The Company’s operations are organized by centers in geographic regions: the Northeast, Florida, and California. These regions comprise one operating segment. Net revenues by region for the Northeast, Florida and California were approximately $5,394,000, $9,691,000 and $8,744,000 during the six months ended June 30, 2001 and $6,880,000, $12,631,000 and $8,672,000 during the six months ended June 30, 2000, respectively. Operating profits and losses at the center level for the six months ended June 30, 2001 were an operating loss of approximately $962,000 for the Northeast, and operating profits of approximately $768,000 and $982,000 for Florida and California, respectively, compared to operating profits of approximately $528,000, $2,581,000 and $1,237,000 for the Northeast, Florida and California, respectively, for the six months ended June 30, 2000. Operating profits at the center level are computed before corporate general and administrative expenses, depreciation/amortization and preferred dividends. Center operations’ depreciation amounted to $888,000 and $936,000 for the six months ended June 30, 2001 and the six months ended June 30, 2000, respectively. Center operations’ capital expenditures amounted to $765,000 in the six months ended June 30, 2001 as compared to $445,000 for the six months ended June 30, 2000.

2.     Stockholders’ Equity

Conversion of Preferred Stock

During the six months ended June 30, 2001, 610 shares of the 1998 Convertible Preferred Stock and 65 shares of the Series I Convertible Preferred Stock were converted into 672,310 and 494,148 shares of Common Stock, respectively.

Common Stock

During the six months ended June 30, 2001, no warrants were exercised. Employee stock options were exercised resulting in the issuance of 35 shares of Common Stock.

HEARx Ltd.
Notes to Consolidated Financial Statements
(unaudited)

Stock Subscription

On April 1, 2001 the Company sold 200,000 shares of Common Stock, par value $.10 per share, for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500. The principal amount of the note and the accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At June 30, 2001, the interest rate on the note was 8%. The $412,500 note has been recorded as Stock Subscription in stockholder’s equity in the accompanying balance sheet.

3.     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company’s previous business combinations were accounted for using the purchase method. The impact of the adoption of SFAS 141 and SFAS 142 on the Company’s financial position and results of operations is not expected to be material.

4.     Long – term Debt

On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. (“Siemens”) signed a Letter of Intent (“LOI”) pursuant to which the parties intend to form a marketing and promotional alliance in the United States.

As part of this LOI, Siemens agreed to provide the Company with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the LOI became binding to the parties on April 27, 2001, HEARx first drew on the line of credit. The Company has agreed to purchase from Siemens at least 70% and up to 90% of HEARx total hearing aid requirements over the next five years. As the Company purchases products from Siemens, Siemens will pay to the Company certain rebates which must be used to pay down the quarterly installments of principal and interest under the five-year line of credit. As of June 30, 2001, the Company has drawn all of the $7.5 million on the line of credit.

HEARx Ltd.
Notes to Consolidated Financial Statements
(unaudited)

Pursuant to the agreement with Siemens, in the event of a takeover of the Company by a third party, the entire outstanding amount under the line of credit will be immediately due and payable and the supply arrangements may be terminated upon payment to Siemens of a significant breakup fee.

Subsequently, on or about June 25, 2001, the Company and Helix Hearing Care of America Corp. (see note 5) obtained a financing commitment from Siemens that could aggregate to as much as $70 million if the HEARx-Helix combination is consummated and HEARx and Helix meet certain business goals. This $70 million commitment includes the $7.5 million line of credit to HEARx of April 23, 2001 as well as a previously funded $3.5 million line of credit to Helix. The parties are currently working on definitive agreements reflecting these financing commitments.

5.     Subsequent Events

On July 27, 2001, the Company and Helix Hearing Care of America Corp. , a Canadian corporation (“Helix”), signed a definitive merger agreement. Helix owns or manages 138 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Arizona as well as in the Provinces of Ontario and Quebec. The boards of directors of both companies have unanimously approved the transaction. The transaction is subject to shareholder, Canadian court, certain third party and other regulatory approvals. The Company will file a registration statement/proxy on Form S-4 with the U.S. Securities and Exchange Commission, which will contain all relevant information about the transaction. The transaction is expected to close before year-end.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

The Company’s strategy for continuing and accelerating center sales growth and market penetration includes both aggressively advertising to the non-insured self-pay or retail market, and positioning the Company as the leading provider of hearing care to the benefited populations covered by managed care contracts.

HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services. The Company is currently expanding its hearing care center network through its joint venture in California, HEARx West LLC. The joint venture agreement provides for a 50/50 ownership by the Company and the Permanente Federation and its affiliate Kaiser Foundation Health Plan, with the centers bearing the HEARx name. The Company currently operates 22 of these centers in California. In addition, the Company has recently signed a definitive merger agreement with Helix. (see note 5).

The Company has developed a national call center, which began beta testing for five Florida centers in mid-November 2000. During the second quarter of 2001, an additional forty- seven centers began using the call center, and as of July 31, 2001 there were seventy-five centers utilizing the call center. The national call center is responsible for both inbound and outbound marketing. The call center was designed to increase the effectiveness of advertising, and is expected to be fully operational by September 2001.

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

On May 8, 2001, responding to the slowdown in hearing aid sales, the Company announced it would reduce annual expenses by approximately six million dollars. The cost control measures are expected to reduce annual revenues needed to break even to approximately $60 million from $70 million. As of July 31, 2001, the Company has reduced its staff by approximately 8% and has initiated rollbacks in marketing and discretionary expenses.

RESULTS OF OPERATIONS

For the three months ended June 30, 2001 compared to the three months ended June 30, 2000

Net revenues decreased $3,778,938, or 24.9%, to $11,395,478 in the second quarter of 2001 from $15,174,416 in the comparable quarter of 2000. The decrease in revenues resulted primarily from the decrease in revenues from the Company’s Florida and Northeast centers. Net revenues in Florida and the Northeast decreased $2,018,170, or 31.6% and $1,270,103, or 32.3% to $4,372,656 and $2,666,826, respectively, for the quarter ended June 30, 2001 from $6,390,826 and $3,936,929 for the comparable quarter of 2000. Management believes the decrease in revenues is the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

Cost of products sold decreased $1,945,942, or 35.2%, to $3,586,782 in the second quarter of 2001 from $5,532,724 in the comparable quarter of 2000. The decrease in the cost of products sold is a direct result of the decrease in net revenues. The cost of products sold as a percent of net revenues, which was 31.5% and 36.5% for the second quarter of 2001 and 2000, respectively, fluctuates from period to period due to retail pricing and changing marketing strategies.

Center operating expenses remained relatively constant in the second quarter of 2001 compared to the second quarter of 2000. This is primarily the result of the cost reduction plan implemented by the Company in May 2001. The plan included the reduction of staff by approximately 8% and rollbacks in advertising and discretionary expenses, which was offset by a $78,000 write off of leasehold improvements due to a center relocation.

General and administrative expenses increased $444,963, or 20.6%, to $2,603,345 in the second quarter of 2001 from $2,158,383 in the comparable quarter of 2000. This increase is partially due to the expansion of corporate administrative functions, which includes the implementation of the national call center. The costs associated with this were approximately $226,000, which included salaries and wages of $140,000 and occupancy costs, including rent, common area maintenance charges and utilities of $77,000. In addition, professional service fees increased $29,721, or 27.7%, to $136,961 in the second quarter of 2001 from $107,240 in the comparable quarter of 2000. This increase is primarily the result of additional fees paid to the Company’s independent public accountants and attorneys for additional services. Shareholder relations expense increased to $194,547 in the second quarter of 2001 from $57,791 in the comparable quarter of 2000 as a result of the Company’s retention of an investment banking firm to render services with respect to financial planning and public relations.

Depreciation and amortization expense decreased $19,990, or 3.1%, to $621,938 in the second quarter of 2001 from $641,928 in the comparable quarter of 2000.

For the six months ended June 30, 2001 compared to June 30, 2000

Net revenues decreased $4,365,940, or 15.4%, to $23,930,243 in the first six months of 2001 from $28,296,183 in the comparable period of 2000. The decrease in revenues resulted primarily from the decrease in revenues from the Company’s Florida and Northeast centers. Net revenues in Florida and the Northeast decreased $2,939,580, or 23.2% and $1,485,862, or 21.6% to $9,691,031 and $5,394,384, respectively, for the six months ended June 30, 2001 from $12,630,611 and $6,880,246 for the comparable period of 2000. Management believes the decrease in revenues for the six months ended June 30, 2001 as compared with the comparable period of 2000 is the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

Cost of products sold decreased $1,976,414, or 20.1%, to $7,853,360 in the first six months of 2001 from $9,829,774 in the comparable period of 2000. The decrease in the cost of products sold is a direct result of the decrease in net revenues. The cost of products sold as a percent of net revenues, which was 32.8% and 34.7% for the first six months of 2001 and 2000 respectively, fluctuates from period to period due to retail pricing and changing marketing strategies.

Center operating expenses increased $1,180,787, or 8.4%, to $15,187,862 in the first six months of 2001 from $14,007,075 in the comparable period of 2000. Other operating expenses increased $679,485 to $1,642,144 in the six months ended June 30, 2001 from $962,084 in the comparable period of 2000. This increase is attributable to bad debt expense of $154,000 for the six months ended June 30, 2001 in comparison to a net recovery of bad debts of approximately $191,000 for the comparable period of 2000. In addition, a $78,000 write off of leasehold improvements due to a center relocation occurred in the six months ended June 30, 2001.

General and administrative expenses increased $898,665, or 21% to $5,169,047 in the first six months of 2001 from $4,270,382 in the comparable period of 2000. This increase is partially due to the expansion of corporate administrative functions, which includes the implementation of the national call center. The costs associated with this were approximately $383,000, which included salaries and wages of $251,000 and occupancy costs, including rent, common area maintenance charges and utilities of $105,000. In addition, professional service fees increased $73,456, or 36.1%, to $276,524 for the six months ended June 30, 2001 from $203,066 in the comparable period of 2000. This increase is primarily the result of additional fees paid to the Company’s independent public accountants and attorneys for additional services. Shareholder relations expense increased to $311,174 for the six months ended June 30, 2001 from $84,994 in the comparable period of 2000. This increase is the result of the Company’s retention of an investment banking firm to render services with respect to financial planning and public relations.

Depreciation and amortization expense remained relatively constant at $1,263,981 for the six months ended June 30, 2001 compared to $1,286,293 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $180,406 to $2,170,426 as of June 30, 2001 from $2,350,832 as of December 29, 2000. In April 2001, the Company obtained a $7.5 million five-year line of credit from Siemens (see note 4). The Company believes that its funds available under the line of credit, credit commitment, current cash, investment securities and revenues from operations will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that unexpected capital needs will not arise for which the credit line, credit commitment, cash and revenues from operations may be insufficient.

Net cash provided by operating activities decreased from $23,861 for the six months ended June 30, 2001, to net cash used of $4,614,433 for the six months ended June 30, 2001. The increase in cash used by operating activities was primarily the result of the increase of operating losses of approximately $4,606,000.

Net cash used by investing activities decreased from $4,220,163 for the six months ended June 30, 2000, to $1,095,394 for the six months ended June 30, 2001. In the six months ended June 30, 2000, the Company used approximately $3,500,000 to purchase investment securities. Equipment for the national call center and wide area network costing approximately $485,000 was purchased during the six months ended June 30, 2001. There were no investment securities purchased for the six months ended June 30, 2001.

Net cash provided by financing activities increased from $4,064,914 for the six months ended June 30, 2000 to $7,470,983 for the six months ended June 30, 2001. This increase is the result of the $7.5 million five-year line of credit from Siemens. For the six months ended June 30, 2000, net proceeds of $4,585,000 were received from a preferred stock offering. There was no stock offering for the six months ended June 30, 2001.

RECENT DEVELOPMENTS

On July 27, 2001, the Company and Helix, a Canadian corporation, signed a definitive merger agreement. Helix owns or manages 138 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Arizona as well as in the Provinces of Ontario and Quebec. The boards of directors of both companies have unanimously approved the transaction. The transaction is subject to shareholder, Canadian court, certain third party and other regulatory approvals. The Company will file a registration/proxy statement on Form S-4 with the U.S. Securities and Exchange Commission, which will contain all relevant information about the transaction. The transaction is expected to close before year-end.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the impact on FASB 141 and 142; the expected closing of the HEAR-Helix transaction by year-end; the Company’s goal of establishing a nationwide center network; plans for the full operation of the national call center; expectation concerning the effect of cost control measures; funds available under the line of credit, credit commitment; current cash, investment securities and revenues from operations sufficient to support the Company’s operational needs; the Company’s belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; the ability of the Company and Helix to successfully consummate the combination; unforeseen capital requirements; trends in market sales, and the success of the joint venture with The Permanente Federation as well as those risks associated with the Company’s business described in the Company’s annual report on Form 10-K for the fiscal year December 29, 2000 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      None

Part II — Other Information

Item 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2001, 610 shares of the 1998 Convertible Preferred Stock and 65 shares of the Series I Convertible Preferred Stock plus accrued dividends of $132,891 and $40,503, respectively, were converted into 672,310 and 494,148 shares of the Company’s Common Stock. The shares of 1998 Convertible Preferred Stock and Series I Convertible Preferred Stock were initially issued to certain “accredited investors” pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares of Common Stock issued upon the conversion were also issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 25, 2001. At that meeting, the stockholders were asked to consider and act on the election of directors. The following persons were elected as directors for terms expiring in 2002:

		Against/	Broker
Nominee	For	Withheld	Non-votes	Abstentions
Paul A. Brown, M.D.	9,865,286	164,961	0	3,086,578

Stephen J. Hansbrough	9,865,891	164,356	0	3,086,578

Thomas W. Archibald	9,865,891	164,356	0	3,086,578

David J. McLachlan	9,865,891	164,356	0	3,086,578

Joseph L. Gitterman III	9,865,831	164,416	0	3,086,578

Item 5. Other Information

On April 1, 2001 the Company entered into a Stock Purchase Agreement with The Kriegsman Group, pursuant to which the Company sold 200,000 shares of Common Stock, par value $.10 per share, for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500.

The principal amount of the note and accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At June 30, 2001 the interest rate on the note is 8%.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 17, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

	3.2	Amendment to Restated Certificate of Incorporation. [3.1A]. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

	3.3	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

	3.4	By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

	3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

	3.6	Certificate of Designations, Preferences and Rights of the Company’s 2000 Series I Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 9, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference

	4.1	Form of Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

	10.1	Letter of Intent dated April 23, 2001 by and between HEARx Ltd and Siemens Hearing Instruments, Inc. [10.1] Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference.

(b)		Reports on Form 8-K:

A current report on Form 8-K, dated May 2, 2001, was filed with the Securities and Exchange Commission on May 3, 2001, in which the Company reported a distributor relationship commitment and a $7.5 million line of credit.

A current report on Form 8-K, dated May 23, 2001, was filed with the Securities and Exchange Commission on May 23, 2001, in which the Company reported it signed a letter of intent to consolidate operations with Helix Hearing Care of America Corp.

A current report on Form 8-K, dated June 25, 2001, was filed with the Securities and Exchange Commission on June 25, 2001, in which the Company reported it secured a financing commitment up to $70 million from Seimens Hearing Instruments, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARx Ltd.
(Registrant)

Date: August 14, 2001	By:	s/Stephen J. Hansbrough Stephen J. Hansbrough President and Chief Operating Officer

Date: August 14, 2001	By:	s/James W. Peklenk James W. Peklenk Vice President and Chief Financial Officer