Form 10-Q
period 2001-09-29
HEARX LTD
filed 2001-11-13
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On November 8, 2001 13,434,049 shares of the Registrant’s Common Stock were outstanding.

INDEX

			Page

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements:

	Consolidated Balance Sheets		3
		September 29, 2001 and December 29, 2000

	Consolidated Statements of Operations		4
		Nine months ended September 29, 2001 and 2000

	Consolidated Statements of Operations		5
		Three months ended September 29, 2001 and 2000

	Consolidated Statements of Cash Flows		6
		Nine months ended September 29, 2001 and 2000

	Notes to Consolidated Financial Statements		7 - 9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds	14

	Item 6.	Exhibits and Reports on Form 8-K	14 - 15

		Signatures	16

HEARx Ltd.
Consolidated Balance Sheets

ASSETS
	September 29,	December 29,
	2001	2000

	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,549,644	$4,250,413
Investment securities	4,151,286	993,224
Accounts and notes receivable, less allowance for doubtful accounts of $154,408 and $212,657	4,961,810	5,734,497
Inventories	528,394	500,582
Prepaid expenses	872,886	860,272

Total current assets	12,064,020	12,338,988

Property and equipment – net	7,230,926	7,595,991
Deposits and other	2,522,498	1,937,144

	$21,817,444	$21,872,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,165,177	$7,377,495
Accrued salaries and other compensation	526,060	1,071,208
Current maturities of long term debt	1,698,033	152,387
Dividends payable	1,846,180	1,387,066

Total current liabilities	11,235,450	9,988,156

Long term debt, less current maturities	5,950,202	175,887

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock:
(Aggregate liquidation preference $10,963,180 and $11,902,067) $1 par, 2,000,000 shares authorized Series I Convertible 424 and 500 shares outstanding	424	500
Series H Junior Participating 0 shares outstanding	—	—
1998 Convertible 4,877 and 5,515 shares outstanding	4,877	5,515

Total preferred stock	5,301	6,015

Common stock: $.10 par; 20,000,000 shares authorized; 13,852,626 and 12,364,139 shares issued	1,385,262	1,236,414
Stock subscription	(412,500)	—
Additional paid-in capital	93,150,352	92,695,792
Accumulated deficit	(87,013,182)	(79,746,700)
Treasury stock, at cost: 518,660 & 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	4,631,792	11,708,080

	$21,817,444	$21,872,123

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Operations
Nine Months Ended September 29, 2001 and 2000

	2001	2000

	(Unaudited)	(Unaudited)

Net revenues	$36,374,960	$41,643,215

Costs and expenses:
Cost of products sold	11,406,377	14,056,328
Center operating expenses	21,711,624	21,241,810
General and administrative expenses	7,606,356	6,479,019
Depreciation and amortization	1,850,523	1,923,165
Interest expense	417,325	22,502

Total costs and expenses	42,992,205	43,722,824

Net loss	(6,617,245)	(2,079,609)

Dividends on preferred stock	(649,237)	(564,623)

Net loss applicable to common shareholders	$(7,266,482)	$(2,644,232)

Net loss per common share – basic and diluted	$(0.56)	$(0.22)

Weighted average number of shares of common stock outstanding	12,938,350	11,826,380

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Operations
Three Months Ended September 29, 2001 and 2000

	2001	2000

	(Unaudited)	(Unaudited)

Net revenues	$12,444,717	$13,347,032

Costs and expenses:
Cost of products sold	3,553,017	4,226,554
Center operating expenses	6,523,762	7,234,736
General and administrative expenses	2,437,309	2,208,636
Depreciation and amortization	586,542	636,873
Interest expense	242,188	6,220

Total costs and expenses	13,342,818	14,313,019

Net loss	(898,101)	(965,987)

Dividends on preferred stock	(259,622)	(261,852)

Net loss applicable to common shareholders	$(1,157,723)	$(1,227,839)

Net loss per common share – basic and diluted	$(0.09)	$(0.10)

Weighted average number of shares of common stock outstanding	13,298,409	11,913,845

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Cash Flows
Nine Months Ended September 29, 2001 and 2000

	2001	2000

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,617,245)	$(2,079,609)
Adjustments to reconcile net loss to net cash Providedby(used in) operating activities:
Depreciation and amortization	1,850,523	1,923,165
Provision/(recoveries) for doubtful accounts	74,773	(184,016)
Loss on disposition of equipment	91,176	32,040

(Increase) decrease in:
Accounts and notes receivable	697,914	(3,496)
Inventories	(27,812)	34,489
Prepaid expenses, deposits and other	(684,263)	63,320
(Decrease) in:
Accounts payable	(212,318)	(202,843)
Accrued expenses	(545,148)	(1,118,856)

Net cash used in operating activities	(5,372,400)	(1,535,806)

Cash flows from investing activities:
Purchase of property and equipment	(1,200,504)	(937,879)
Proceeds from sale of equipment	600	2,587
Purchase of investments	(9,124,537)	(9,130,575)
Proceeds from maturities of investments	5,966,475	6,996,951

Net cash provided by(used in) investing activities	(4,357,966)	(3,068,916)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	7,500,000	—
Principle payments:
Long-term debt	(470,473)	(283,332)
Acquisition of treasury stock	—	(291,293)
Proceeds from the exercise of employee stock options	70	—
Proceeds from the issuance of stock, net of expenses	—	4,503,723

Net cash provided by financing activities	7,029,597	3,929,098

Net decrease in cash and cash equivalents	(2,700,769)	(675,624)

Cash and cash equivalents at beginning of period	4,250,413	2,857,187

Cash and cash equivalents at end of period	$1,549,644	$2,181,563

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2000.

1. Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the 2000 consolidated financial statements have been reclassified in order to conform to the 2001 presentation.

Segments

The Company’s operations are organized by centers in geographic regions: the Northeast, Florida, and California. These regions comprise one operating segment. Net revenues by region for the Northeast, Florida and California were approximately $8,814,000, $14,408,000 and $12,978,000 during the nine months ended September 29, 2001 and $10,413,000, $17,957,000 and $13,056,000 during the nine months ended September 29, 2000, respectively. Operating profits and losses at the center level for the nine months ended September 29, 2001 were an operating loss of approximately $392,000 for the Northeast, and operating profits of approximately $1,771,000 and $1,703,000 for Florida and California, respectively, compared to operating profits of approximately $770,000, $3,531,000 and $1,826,000 for the Northeast, Florida and California, respectively, for the nine months ended September 29, 2000. Operating profits at the center level are computed before corporate general and administrative expenses, depreciation/amortization and preferred dividends. Center operations’ depreciation amounted to $1,291,000 and $1,400,000 for the nine months ended September 29, 2001 and the nine months ended September 29, 2000, respectively. Center operations’ capital expenditures amounted to $813,000 in the nine months ended September 29, 2001 as compared to $669,000 for the nine months ended September 29, 2000.

2. Stockholders’ Equity

Conversion of Preferred Stock

During the nine months ended September 29, 2001, 638 shares of the 1998 Convertible Preferred Stock and 76 shares of the Series I Convertible Preferred Stock, plus accrued dividends of $140,254 and $49,871, were converted into 699,417 and 589,035 shares of Common Stock, respectively.

HEARx Ltd.
Notes to Consolidated Financial Statements
(Unaudited)

Common Stock

During the nine months ended September 29, 2001, no warrants were exercised, however 11,000 warrants expired. Employee stock options were exercised resulting in the issuance of 35 shares of Common Stock.

Stock Subscription

On April 1, 2001 the Company sold 200,000 shares of Common Stock, par value $.10 per share, for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500. The principal amount of the note and the accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At September 29, 2001, the interest rate on the note was 8%. The $412,500 note has been recorded as Stock Subscription in stockholder’s equity in the accompanying balance sheet.

3. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

HEARx Ltd.
Notes to Consolidated Financial Statements
(Unaudited)

Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations is not expected to be material.

4. Long – term Debt

On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. (“Siemens”) signed a Letter of Intent (“LOI”) pursuant to which the parties intend to form a marketing and promotional alliance in the United States.

As part of this LOI, Siemens agreed to provide the Company with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the LOI became binding on the parties on April 27, 2001, the date on which HEARx first drew on the line of credit. The Company has agreed to purchase from Siemens at least 70% and up to 90% of HEARx’s total hearing aid requirements over the next five years. As the Company purchases products from Siemens, Siemens will pay to the Company certain rebates which must be used to pay down the quarterly installments of principal and interest under the five-year line of credit. As of September 29, 2001, the Company has drawn all of the $7.5 million on the line of credit

Pursuant to the agreement with Siemens, in the event of a takeover of the Company by a third party, the entire outstanding amount under the line of credit will be immediately due and payable and the supply arrangements may be terminated only upon payment to Siemens of a $50 million breakup fee.

Subsequently, on or about June 25, 2001, the Company and Helix Hearing Care of America Corp., a Canadian corporation (“Helix”) (see note 5) obtained a financing commitment from Siemens that could aggregate to as much as $70 million if the HEARx-Helix combination is consummated and HEARx and Helix meet certain business goals. This $70 million commitment includes the $7.5 million line of credit to HEARx of April 23, 2001 as well as a previously funded $3.5 million line of credit to Helix. The parties are currently working on definitive agreements reflecting these financing commitments.

5. Mergers and Acquisitions

On July 27, 2001, the Company and Helix signed a definitive merger agreement, which was subsequently amended and restated on November 6, 2001. Helix owns or manages 129 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Arizona as well as in the Provinces of Ontario and Quebec. The boards of directors of both companies have approved the transaction. The transaction is subject to shareholder, Canadian court, certain third party and other regulatory approvals. On November 8, 2001, the Company filed a registration statement/proxy statement on Form S-4 with the U.S. Securities and Exchange Commission relating to the Helix transaction. The transaction is expected to close before the end of the first quarter of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

The Company’s strategy for increasing market penetration includes advertising to the non-insured self-pay or retail market and positioning the Company as the leading provider of hearing care to the managed care marketplace in its geographic markets.

HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services. The Company is currently expanding its hearing care center network through its planned transaction with Helix Hearing Care of America Corp., a Canadian corporation (“Helix”). The Company and Helix signed a definitive merger agreement, which was subsequently amended and restated on November 6, 2001. Helix owns or manages 129 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Arizona as well as in the Provinces of Ontario and Quebec. The boards of directors of both companies have approved the transaction. The transaction is subject to shareholder, Canadian court, certain third party and other regulatory approvals. On November 8, 2001, the Company filed a registration statement/proxy statement on Form S-4 with the U.S. Securities and Exchange Commission relating to the Helix transaction. The transaction is expected to close before the end of the first quarter of 2002.

The Company has developed a national call center, which became fully operational during the third quarter of 2001. The call center was designed to increase the effectiveness of advertising, and is responsible for both inbound and outbound marketing calls.

Since January 1, 2001, several insurance companies with which the Company has contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued Medicare benefits. The Company believes these changes will not have a long-term material adverse effect on the Company’s financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long-term material adverse effect on its financial condition or results of operations.

Nevertheless, early this year, the Company experienced a slowdown of sales which the Company believes is a result of the general economic downturn. On May 8, 2001, responding to this slowdown in hearing aid sales, the Company announced it would reduce annual expenses by approximately $6 million. The cost control measures are expected to reduce annual revenues needed to break even to approximately $60 million from $70 million. Although the Company continues to be adversely affected by the softening economy, the cost reduction measures implemented during the second quarter of 2001 enabled the Company to improve margins and reduce the loss in the third quarter of 2001 as compared to the third quarter of 2000 as well as the first two quarters of 2001.

RESULTS OF OPERATIONS

For the three months ended September 29, 2001 compared to the three months ended September 29, 2000

Net revenues decreased $902,315, or 6.8%, to $12,444,717 in the third quarter of 2001 from $13,347,032 in the comparable quarter of 2000. The decrease in revenues resulted primarily from the decrease in revenues from the Company’s Florida centers. Net revenues in Florida decreased $609,714, or 11.4% to $4,716,794, for the quarter ended September 29, 2001 from $5,326,508 for the comparable quarter of 2000. Management believes the decrease in revenues is the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

Cost of products sold decreased $673,537, or 15.9%, to $3,553,017 in the third quarter of 2001 from $4,226,554 in the comparable quarter of 2000. Approximately $608,443 of the decrease in the cost of products sold is the result of the rebates received from Siemens Hearing Instruments Inc. in connection with its distributor relationship with the Company. The cost of products sold as a percent of net revenues, which was 28.6% and 31.7% for the third quarter of 2001 and 2000, respectively, fluctuates from period to period due to changes in retail pricing and marketing strategies.

Center operating expenses decreased $710,974, or 9.8%, to $6,523,762 in the third quarter of 2001 from $7,234,736 in the comparable quarter of 2000. This is primarily the result of the cost reduction plan implemented by the Company in May 2001. The plan included the reduction of staff by approximately 8% and rollbacks in advertising and discretionary expenses, which was offset by a $78,000 write off of leasehold improvements due to a center relocation.

General and administrative expenses increased $228,673, or 10.4%, to $2,437,309 in the third quarter of 2001 from $2,208,636 in the comparable quarter of 2000. This increase is due to the expansion of corporate administrative functions, which includes the implementation of the national call center. The costs associated with the call center were approximately $404,000, which included salaries and wages of $178,000 and occupancy costs, including rent, common area maintenance charges and utilities, of $170,000. These call center costs were offset by the reduction in the remaining general and administrative functions resulting from the cost reduction plan implemented during the second quarter of 2001.

Depreciation and amortization expense decreased slightly to $586,542 in the third quarter of 2001 from $636,873 in the comparable quarter of 2000.

Interest expense increased $235,968 to $242,188 in the third quarter of 2001 from $6,220 in the comparable quarter of 2000. This increase is attributable to the interest on the $7.5 million line of credit with Siemens.

For the nine months ended September 29, 2001 compared to September 29, 2000

Net revenues decreased $5,268,225, or 12.7%, to $36,374,960 in the first nine months of 2001 from $41,643,215 in the comparable period of 2000. The decrease in revenues resulted primarily from the decrease in revenues from the Company’s Florida and Northeast centers. Net revenues in Florida and the Northeast decreased $3,549,294, or 19.8%, and $1,598,408, or 15.4%, to $14,407,825 and $8,814,176, respectively, for the nine months ended September 29, 2001, from $17,957,119 and $10,412,584 for the comparable period of 2000. Management believes the decrease in revenues for the nine months ended

September 29, 2001 as compared with the comparable period of 2000 is the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

Cost of products sold decreased $2,649,951, or 18.9%, to $11,406,377 in the first nine months of 2001 from $14,056,328 in the comparable period of 2000. Approximately $1,114,000 of the decrease in the cost of products sold is the result of the rebates received from Siemens in connection with its distributor relationship with the Company. Additionally, the decrease in the cost of products sold is a direct result of the decrease in net revenues. The cost of products sold as a percent of net revenues, which was 31.4% and 33.8% for the first nine months of 2001 and 2000 respectively, fluctuates from period to period due to changes in retail pricing and marketing strategies.

Center operating expenses increased $469,814, or 2.2%, to $21,711,624 in the first nine months of 2001 from $21,241,810 in the comparable period of 2000. This increase is attributable to bad debt expense of approximately $75,000 for the nine months ended September 29, 2001 in comparison to a recovery of a bad debt of approximately $184,000 for the comparable period of 2000. In addition, a $78,000 write off of leasehold improvements due to a center relocation occurred in the nine months ended September 29, 2001.

General and administrative expenses increased $1,127,337, or 17.4% to $7,606,356 in the first nine months of 2001 from $6,479,019 in the comparable period of 2000. This increase is partially due to the expansion of corporate administrative functions, which includes the implementation of the national call center. The costs associated with the call center were approximately $788,000, which included salaries and wages of $440,000 and occupancy costs, including rent, common area maintenance charges and utilities of $285,000. In addition, professional service fees increased $98,776, or 30.0%, to $432,839 for the nine months ended September 29, 2001 from $334,063 in the comparable period of 2000. This increase is primarily the result of additional fees paid to the Company’s independent public accountants and attorneys for additional services. Shareholder relations expense increased to $391,113 for the nine months ended September 29, 2001 from $136,772 in the comparable period of 2000. This increase is the result of the Company’s retention of an investor relations firm to render services with respect to financial planning and public relations.

Depreciation and amortization expense was down slightly at $1,850,523 for the nine months ended September 29, 2001 compared to $1,923,165 for the nine months ended September 29, 2000.

Interest expense increased $394,823 to $417,325 for the nine months ended September 29, 2001 from $22,502 in the comparable period of 2000. This increase is attributable to the interest on the $7.5 million line of credit with Siemens.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $1,522,262 to $828,570 as of September 29, 2001 from $2,350,832 as of December 29, 2000. In April 2001, the Company obtained a $7.5 million five-year line of credit from Siemens and in June 2001, the Company and Helix obtained a financing commitment from Siemens that could aggregate to as much as $70 million if the HEARx-Helix combination is consummated and the combined company meets certain business goals (see note 4 to the Consolidated Financial Statements). The Company believes if the HEARx-Helix merger is not finalized and the $70 million financing commitment is not completed, the Company would renegotiate the financing commitment with Siemens. The Company believes that its funds available under the line of credit, credit commitment, current cash, investment securities and revenues from operations will be sufficient to support the

Company’s operational needs through the next twelve months, although there can be no assurance that unexpected capital needs will not arise for which the credit line, credit commitment, cash, investments and revenues from operations may be insufficient.

Net cash used in operating activities increased from $1,535,806 for the nine months ended September 29, 2000, to $5,372,400 for the nine months ended September 29, 2001. The increase in cash used by operating activities was primarily the result of the increase of operating losses of approximately $4,538,000.

Net cash used by investing activities increased from $3,068,916 for the nine months ended September 29, 2000, to $4,357,966 for the nine months ended September 29, 2001. In the nine months ended September 29, 2000, net funds from the maturity of investment securities were $6,996,951, which was offset by the purchase of investment securities of $9,130,575. In the nine months ended September 29, 2001, net funds from the maturity of investment securities were $5,966,475, which was offset by the purchase of investment securities of $9,124,537. In addition, equipment for the national call center and wide area network costing approximately $560,000 was purchased during the nine months ended September 29, 2001.

Net cash provided by financing activities increased from $3,929,098 for the nine months ended September 29, 2000, to $7,029,597 for the nine months ended September 29, 2001. This increase is the result of the $7.5 million five-year line of credit from Siemens in 2001, offset by, net proceeds of $4,503,723 received from a preferred stock offering during the nine months ended September 29, 2000.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the impact of FASB 141, 142 and 144; the expected closing of the HEAR-Helix transaction; the Company’s goal of establishing a nationwide center network; expectation concerning the effect of cost control measures; funds available under the line of credit and credit commitment, current cash, investment securities and revenues from operations sufficient to support the Company’s operational needs; the Company’s belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; the ability of the Company and Helix to successfully consummate the combination; unforeseen capital requirements; trends in market sales; and the success of the HEARx West joint venture with The Permanente Federation as well as those risks associated with the Company’s business described in the Company’s annual report on Form 10-K for the fiscal year December 29, 2000 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     None

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

On July 16 and July 30, 2001, an aggregate of 25 shares of the 1998 Convertible Preferred Stock plus accrued dividends of $6,584, were converted into 23,927 shares of the Company’s Common Stock. On July 26, 2001, 11 shares of the Series I Convertible Preferred Stock plus accrued dividends of $9,368 were converted into 94,887 shares of the Company’s Common Stock. The shares of 1998 Convertible Preferred Stock and Series I Convertible Preferred Stock were initially issued to certain “accredited investors” pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares of Common Stock issued upon the conversion were also issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1		The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. [2.1] Filed as an exhibit to the Company’s Form S-4, filed November 8, 2001 as the exhibit number indicated in brackets, and incorporated herein by reference.

3.1		Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 17, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.2		Amendment to Restated Certificate of Incorporation. [3.1A]. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.3		Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.4		By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 2000 Series I Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 9, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference

4.1	Form of Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

10.8	Stockholders Agreement, dated July 27, 2001, between HEARx Ltd. And each stockholder set forth on the signature page thereto. [10.8] Filed as an exhibit to the Company’s Form S-4, filed November 8, 2001 as the exhibit number indicated in brackets, and incorporated herein by reference.

10.9	Amendment to the Limited Liability Company Agreement of HEARx West LLC by and between HEARx Ltd and The Permanente Federation LLC.

(b)	Reports on Form 8-K:

A current report on Form 8-K, dated July 30, 2001, was filed with the Securities and Exchange Commission on July 30, 2001, in which the Company reported it signed a definitive merger agreement to consolidate operations with Helix Hearing Care of America Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARx Ltd.
(Registrant)

Date:	November 13, 2001	By:	s/Stephen J. Hansbrough
Stephen J. Hansbrough
President and Chief Operating Officer

Date:	November 13, 2001	By:	s/James W. Peklenk
James W. Peklenk
Vice President and Chief Financial Officer