Form 10-K
period 2001-12-29
HEARX LTD
filed 2002-03-29
CIK 821536

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

      Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such Incorporation or Organization) filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check ☑ if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 18, 2002, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stockon the American Stock Exchange) was approximately $17,550,948.

      On March 18, 2002, 14,040,759 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of the Registrant’s Stockholders (‘2002 Proxy Statement‘), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I

Item 1.     Business

      HEARx Ltd. (“HEARx” or the “Company”) operates a network of owned and operated hearing care centers that provide a full range of audiological products and services for the hearing impaired. HEARx serves three geographic markets: Florida (including Miami, Fort Lauderdale, West Palm Beach, Tampa and Orlando), the Northeast (including New York metropolitan area and New Jersey) and California, through its joint venture HEARx West LLC, (including Los Angeles and San Diego). The Company’s strategy for increasing market penetration includes advertising to the non-insured self-pay market and positioning itself as the leading provider of hearing care to the managed care marketplace in its geographic markets. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers. HEARx believes that such success results from its ability to offer convenient distribution points, a quality assurance program and centers with standardized credentialing, procedures, policies, testing, formats, products, prices and ancillary services.

      The Company and its subsidiary HEARx West LLC (“HEARx West”), a joint venture with Kaiser Permanente, currently receive a per-member-per-month fee for more than 1.3 million managed care members. In total, HEARx services over 170 benefit programs for hearing care with various health maintenance organizations (“HMO’s”), preferred provider organizations (“PPO’s”), insurers, benefit administrators, and healthcare providers. In recent years, the Company has increased its attention to the self-pay market, focusing on advertising and marketing programs directed to the uninsured patient. The Company intends to increase its sales to these patients, introducing competitive price points to the public through advertising and marketing programs that include newspaper ads, direct mail, and telemarketing.

      HEARx was incorporated in Delaware on April 11, 1986. HEARx formed its joint venture, HEARx West, with Kaiser Permanente in 1998.

      HEARx Canada Inc. is an indirect subsidiary of HEARx. HEARx Canada was incorporated under the laws of Canada on November 7, 2001, for the sole purpose of participating in the pending transaction between HEARx and Helix Hearing Care of America Corp. (“Helix”) described below.

      HEARx Acquisition ULC is a wholly owned subsidiary of HEARx. HEARx Acquisition ULC is an unlimited liability company formed under the laws of the Province of Nova Scotia, on October 3, 2001, for the sole purpose of participating in the Helix transaction. HEARx Acquisition ULC holds all the outstanding common shares of HEARx Canada Inc.

Facilities and Services

      Each HEARx center is staffed or supervised by a minimum of one professionally trained, licensed and certified audiologist and at least one patient care coordinator. In some cases, HEARx employs a licensed hearing aid dispenser to staff centers along with an audiologist and/or under an audiologist’s management oversight. The majority of the Company’s centers are located in conveniently accessible strip shopping centers and are typically 1,500 to 3,000 square feet in size. The Company’s goal is to have all centers virtually identical in interior space design, exterior marking and signage. This uniform appearance helps reinforce the consistent service and quality the Company strives to provide to patients at all locations. Each center provides comprehensive hearing services that include:

•	A facility equipped with soundproof testing booths and state-of-the-art testing equipment that meets and sometimes exceeds applicable state standards.

•	A family hearing counseling program available to all patients to help them better understand the use of their hearing products and their disability.

•	A wide variety of hearing aid devices and technology types to meet patient needs.

•	A standardized medical reporting system for feedback to the referring physicians.

      In addition, in each market HEARx operates several centers which offer a full range of diagnostic and auditory-vestibular tests that assist in the treatment of patients with hearing and balance disorders. In most cases, HEARx charges for such diagnostic services are billable to healthcare insurers, patients, Medicare or state Medicare programs.

Helix Transaction

      On July 27, 2001, HEARx and Helix, signed a definitive merger agreement which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 128 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. Pursuant to the merger agreement, HEARx has agreed, subject to stockholder, regulatory and other necessary approvals, to issue shares of HEARx common stock and common stock equivalents (in the form of exchangeable shares) to the holders of Helix common shares in exchange for those shares. The transaction would result in Helix becoming an indirect wholly owned subsidiary of HEARx. At the effective time of the merger, each outstanding share of Helix common stock would be converted into the right to receive .3537 shares of HEARx common stock or .3537 exchangeable shares of a newly formed wholly owned Canadian subsidiary of HEARx, HEARx Canada Inc. Based on the number of Helix common shares outstanding as of March 14, 2002, up to 14.61 million shares of HEARx common stock or exchangeable shares will be issued to Helix shareholders in connection with the transaction. The exchangeable shares are initially exchangeable into one share of HEARx common stock at the election of the holder.

      The boards of directors of both companies have approved the transaction. The transaction is now subject to approval by the stockholders of both HEARx and Helix and by the Canadian courts. HEARx has filed a registration statement/proxy statement on Form S-4 with the U.S. Securities and Exchange Commission (“SEC”) relating to the Helix transaction and the Form S-4 is currently undergoing the SEC review process. The transaction is expected to close before the end of the second quarter of 2002. After the transaction, the Company intends to change its name to “Hear USA, Inc.” Hear USA, Inc. intends to continue to list its common stock on the American Stock Exchange under the symbol EAR. The Company has also applied to list its common stock and the exchangeable shares on the Toronto Stock Exchange.

Siemens Transaction

      On April 23, 2001, HEARx and Siemens Hearing Instruments, Inc. (“Siemens”) signed a letter of intent pursuant to which the parties intended to form a marketing and promotional alliance in the United States. As part of this letter of intent, Siemens agreed to provide HEARx with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the letter of intent relating to the $7.5 million line of credit became binding on April 27, 2001, when HEARx first drew on the line of credit. On December 7, 2001, HEARx and Siemens entered into the credit agreement and supply agreement described below, which superseded the letter of intent.

      The credit agreement executed on December 7, 2001 provides a $51,875,000 secured credit facility from Siemens. The credit facility is comprised of (a) a $10,875,000 secured five-year term loan credit facility; (b) a $25,000,000 secured five-year revolving loan credit facility; (c) a

$3,000,000 secured five-year term loan facility; and (d) a $13,000,000 secured five-year term loan credit facility. Each of the loans contemplated by the credit facility have certain restrictions and related covenants.

      At December 29, 2001, HEARx was in compliance with all such covenants. If HEARx cannot maintain compliance with these requirements, Siemens may decline to make funds available to HEARx. Furthermore, if HEARx and Helix do not complete the merger arrangement, approximately $6.7 million of the credit facility may not be accessible to HEARx at all. The credit facility is secured by a first priority security interest in substantially all of the assets of HEARx.

      In connection with the credit facility, HEARx and Siemens entered into a supply agreement dated as of December 7, 2001, pursuant to which HEARx agreed to purchase from Siemens certain minimum percentages of HEARx’s hearing aid purchases for a period of ten years (an initial five year term and a five year renewal term) at specified prices.

      Pursuant to the agreements with Siemens, in the event of a change of control of the Company (as defined) and the surviving entity of such change of control does not assume the Company’s obligations under the agreements, the entire outstanding amounts under the credit facilities will be immediately due and payable and the supply arrangements may be terminated upon payment to Siemens of a $50 million breakup fee.

National Ear Care Plan Transaction

      On November 16, 2001, HEARx loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition by Helix of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note is secured by substantially all of the assets of NECP, bears interest at a rate of 12% per annum and matures on November 16, 2002. On January 10, 2002, HEARx loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, HEARx and Helix entered into a subscription agreement pursuant to which HEARx purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. HEARx obtained the $2.7 million to loan to Helix, and later to convert into the common shares purchase by taking an advance under the HEARx credit facility with Siemens. Upon consummation of the purchase of the 4,853,932 Helix common shares, HEARx became a greater than 10% owner of Helix common shares.

      See “Operations — Network” below for a description of how the NECP transaction relates to the implementation of the Company’s business plans.

Products

      HEARx has selected a range of hearing aids, assistive listening devices and other products to provide the best possible hearing care for HEARx patients, including the latest digital technology. While HEARx may order a hearing aid from any manufacturer, it is likely the majority of the hearing aids sold by HEARx will be manufactured by Siemens and its subsidiary Rexton. HEARx will also sell hearing aids manufactured by Phonak and Unitron.

      HEARx centers also offer a large selection of assistive listening devices. Assistive listening devices are household and personal technology products designed to assist the hearing impaired in their day-to-day interactions, including such devices as telephones and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

Marketing

      HEARx’s marketing plan focuses on:

•	Newspaper and Broadcast Advertising: HEARx places print ads and broadcast commercials in its markets promoting different hearing aids at a variety of technology levels and prices. Advertising also emphasizes the need to seek help for hearing loss as well as the qualitative differences and advantages offered by HEARx.

•	Direct Marketing: Utilizing HEARx’s database, HEARx makes direct mailings and offers free seminars on hearing and hearing loss.

•	Physician Marketing: HEARx attempts to educate both physicians and their patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices. HEARx works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education.

•	Telemarketing: HEARx has developed a national call center, which covers all HEARx centers. The national call center is responsible for both inbound and outbound telemarketing.

      For the fiscal years 2001, 2000 and 1999, HEARx revenues were $48,796,110, $56,114,832 and $47,476,764, respectively. During 2001 and 1999, the Company did not have sales totaling 10% or more of total net sales to a single customer. In 2000, the Company had sales of 10% or more of consolidated revenues to a single customer of approximately $5.7 million, or 10.2%, to Kaiser Permanente Health Plan.

Operations

     Company-owned Centers

      At the end of 2001, the Company operated a total of 80 centers and 2 part-time centers located in Florida, New York, New Jersey and through HEARx West in California. The Company’s long term goal, where the population warrants, is to open “clusters” of four to six Company-owned centers within a city or county in the Company’s primary markets in order to take advantage of certain operational and marketing efficiencies created by having multiple locations within a particular region. These efficiencies relate principally to advertising and marketing of the centers as well as to personnel recruiting and supervision for the centers.

     Network

      During 2001, the Company began participating with Siemens in the development of a network of independent hearing care providers. The development of the network expanded to include Helix once the Company and Helix had signed their letter of intent to merge. As part of the merger arrangement with Helix, this network is to be called the HearUSA Advantage Network (“Network”). On November 15, 2001 Helix acquired NECP, a hearing care benefit administrator for large companies, insurance providers, employer sponsored plans and affinity groups with a network of 1,300 affiliated audiologists. The NECP network has now become part of the HearUSA Advantage Network. Currently, the Network is comprised of 2000 providers (audiologists) located in every state throughout the United States except Alaska and approximately 300 newly recruited audiologists and hearing aid dispensers. Unlike the Company’s owned and operated hearing centers, the Network business is comprised of hearing care practices owned by independent operators with whom the Network (now owned by Helix and jointly operated by HEARx) has contracted to provide certain services. Among the services offered are group buying, practice management services, marketing co-op arrangements, and HMO, affinity group and insurance contracts. Although there is strong interest among independent practitioners in the network, there can be no assurance that the Network will generate enough revenue for it to be an economically viable business.

     Joint Venture

      During August 1998, HEARx formed HEARx West, a joint venture with the Permanente Federation LLC (an affiliate of Kaiser Permanente) to create and operate a network of retail centers to serve the needs of the hearing impaired principally in California. The joint venture agreement provides for a 50/50 ownership by HEARx and Kaiser Permanente, with the centers bearing the HEARx name. HEARx is responsible for the daily operation of the centers, however all clinical and quality issues are the responsibility of a joint committee comprised of HEARx and Permanente clinicians.

      During 2001, 2000 and 1999, HEARx West centers concentrated on providing hearing aids and diagnostic audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2001, HEARx operated 20 full-time and 2 part-time HEARx West centers in southern California.

      In September 2001, HEARx and Kaiser Permanente amended their joint venture agreement. Previously, HEARx West had a right of first refusal on business opportunities in all U.S. markets except Florida, New Jersey and Pennsylvania. HEARx West now has the first right of refusal for any geographic expansion opportunities for new HEARx centers only in Southern California; Atlanta, Georgia; Hawaii; Denver, Colorado; Portland, Oregon; Cleveland, Ohio; Washington, DC and Baltimore, Maryland. In addition, should HEARx make a center acquisition in any of these markets, HEARx West has the right to purchase such center. Such a sale would be done at arm’s length, with HEARx West paying HEARx an equivalent value for any of the centers it acquires.

     Managed Care and Institutional Contracts

      Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HEARx believes that contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced and relationships with local area physicians are enhanced. Critical to providing care to members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, uniform centers meets the needs of the patients and their providers.

      HEARx enters into provider agreements with health insurance or managed care organizations for the furnishing of hearing care on three different basis: (a) fee for service basis based on a contractual rate offered by HEARx to provider’s members (all paid for by the patient); (b) a per capita basis, which is a fixed payment per patient per month from the provider to HEARx, determined by the number of patients to be served and the amount to be paid by the insurance or managed care organization (the balance is paid by the individual member); or (c) an encounter basis where HEARx is paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to HEARx by the individual member).

Renewal of Agreements with Health Insurance and Managed Care Organizations

      The terms of most of these agreements are to be renegotiated annually, and most of these agreements may be terminated by either party on 90-days notice at any time. The early termination of or failure to renew the agreements could adversely affect the operation of the hearing care centers located in the related market area. In addition, the early termination of or failure to renew the agreements which provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company’s results of operations. The Company is not aware of any likely contract terminations at this time.

      Effective at the beginning of the calendar year for each 2000, 2001 and 2002, several insurance companies with which the Company had contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued hearing benefits for Medicare patients. The Company believes these changes will not have a long-term material adverse effect on the Company’s financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

Distinguishing Features

      Integral to the success of HEARx’s strategy is the strengthening of consumer confidence in the hearing care industry and the differentiation of HEARx from its competitors. To that end, the Company has accomplished several unique objectives, which are highlighted below.

     Joint Commission on Accreditation of Healthcare Organizations (JCAHO)

      During 1998, the Company distinguished itself from other hearing care providers by being awarded a three year accreditation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). The Company applied and was granted renewal of this accreditation effective February 13, 2002. To achieve accreditation, the Company was required to meet national standards addressing the rights and responsibilities of persons enrolled in the network; organizational ethics; providing a continuum of care; educating and communicating with enrollees; leadership; management of information; and improving network performance.

     Scientific Advisory Board

      HEARx has formed a Scientific Advisory Board consisting of some of the leading experts in otolaryngology and audiology in an effort to instill consumer confidence. Each of the five members of the Scientific Advisory Board is a highly trained professional with extensive experience in the hearing field and is affiliated with a prestigious university and/or institution. Company officials consult with members of this Board to keep the Company abreast of developments in otolaryngology and audiology and for advice as to the Company’s overall business strategy. Additionally, the Scientific Advisory Board meets annually to review corporate planning and discuss improvements in any of the services or products which the Company offers. The Scientific Advisory Board also advises the Company with respect to the introduction of new or improved services or products, assists the Company in developing and reviewing quality assurance programs, and advises the Company as to the effect of any proposed or existing regulatory activity upon customers of the Company.

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

Derald Brackmann, M.D. House Ear Clinic, Inc. Clinical Professor of Otolaryngology University of Southern California Los Angeles, California

     Center Management System, Medical Reporting and HEARx Data Link

      The Company has developed a proprietary center management and data system called the Center Management System (“CMS”). CMS primarily has two functions: to manage patient information and to process point-of-sale customer transactions. The CMS system is operated over a wide area network (installed in 2001) that links all locations with the corporate office. The Company is developing further capabilities for the wide area network.

      The Company’s corporate system is tightly integrated with CMS to provide additional benefits and functionality that can be better supported centrally. Data redundancy is built into the system architecture as data is currently stored both at the center and at the central facility. The consolidated data repository is constructed to support revenues in excess of $550 million to accommodate 200 unique business units and to manage 500,000 new patients annually.

      One of the outputs of CMS is a computerized medical reporting system that gives referring physicians the results of, and recommended action for every patient examined by HEARx. To the Company’s knowledge, no other dispenser or audiologist presently offers any referring physician similar documentation. The Company believes that as hearing acuity and correction become an expected part of an individual’s health profile, accurate records of past audiological test results, prescriptions and pathology should be available and accessible to those treating the patients.

Competition

      The U.S. hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Roughly 3,000 of these practitioners are audiologists working for hospitals or physicians, 3,000 of the practitioners are licensed audiologists in private practice, and the remaining 5,000 are hearing aid specialists. Industry surveys estimate that approximately 5% of all hearing aids are sold in physicians’ offices, 60% are dispensed by qualified audiologists in private practice, and the remaining 35% are sold by hearing aid specialists.

      The hearing services arena is a fragmented industry with little standardization among the independent providers. It is difficult to determine the precise number of competitors of the Company in every market where the Company has operations, or the percentage of market share enjoyed by the Company.

      Some competitors are large distributors, including: (1) Amplifon of Italy, which owns a national network of over 1,000 franchised stores (Miracle Ear) including 400 located in Sears Roebuck & Co. stores; and (2) Beltone Electronics Corp., a hearing aid manufacturer owned by Great Nordic Corp. that distributes its products primarily through its network of approximately 700 “authorized” distributors. Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in HEARx’s markets. A number of these franchises and distributors are located in the areas HEARx serves. These networks are owned by companies having greater resources than HEARx, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HEARx. The Company also faces competition regionally from Sonus Corporation and Newport Audiology. While the Company has similar resources as these competitors, there can be no assurance they will not expand their operations to capture more market share at HEARx’s expense.

      The Company’s network business will also face competition by companies offering similar network services, including Hearingplanet.com, AVADA (47% owned by William Demant, a hearing aid manufacturer), Beltone Hearing Care Network (owned by Great Nordic Corp.), and the Sonus Network/ HearPO. These companies attempt to aggregate demand for hearing products and sell marketing and other services to the network participants. In addition, some of these networks are able to offer discounts to managed care payors, insurers, as well as membership organizations. This is a highly fragmented business with many independent hearing care providers belonging to more than one network. In addition, contract terms for network membership are typically short and may be terminated at will. However, there is no assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like which would then compete more directly with HEARx’s network and its company-owned centers.

Reliance on Manufacturers

      The Company’s agreement with Siemens requires that a certain portion of the Company’s sales will be of Siemens devices. According to a 1998 survey, Siemens is the world’s largest manufacturer of hearing devices, producing 21% of the units sold in the world market. Siemens has a well-diversified product line (including Rexton and other brands) with a large budget devoted to research and development. However, there is no guaranty that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HEARx and other customers, HEARx’s business may be adversely affected.

      In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HEARx has not experienced any significant disruptions in supply in the past.

Qualified Hearing Professionals

      The Company currently employs 127 licensed hearing professionals, of which 108 are audiologists and 19 are Licensed Hearing Aid Specialists. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company’s ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. Management believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

Regulation

     Federal

      The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care industry. The FDA requires that first time hearing aid purchasers receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 30 days. HEARx offers all its customers a full 30-day return period and extends the return period to 60 days for patients who participate in the free HEARx Educational Listening Program (H.E.L.P.) family hearing counseling program. FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids. Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.

      In addition, a portion of the Company’s revenues come from participation in Medicare and Medicaid programs. Federal laws prohibit the payment of remuneration in order to receive or induce the referral of Medicare or Medicaid patients, or in return for the sale of goods or services to Medicare or Medicaid patients. In addition, Federal law limits physicians and other healthcare providers from referring patients to providers of certain designated services in which they have a financial interest. HEARx believes that none of its managed care or other provider contracts or its relationship with referring physicians are violative of these Federal laws.

      The Health Insurance Portability and Accountability Act of 1996 (“HIPPAA”) requires the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. On August 17, 2000, the Department of Health and Human Services (“HHS”) published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. In addition, HIPPA required HHS to adopt standards to protect the security and privacy of health-related information. HHS released final regulations containing privacy standards on December 28, 2000. As currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulation also provides patients with significant new rights related to controlling how their health information is utilized or disclosed. The Company cannot predict the impact these regulations will have on its operations.

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

      State regulation generally includes the oversight of the Company’s advertising and marketing practices a provider of hearing aid dispensing services. The Company’s advertisements and other business promotions may be found to be in violation of these regulations from time to time, and may result in fines or other sanctions, including the prohibition of certain marketing programs that may ultimately harm financial performance.

      The Company employs licensed audiologists and hearing aid dispensers. Under the regulatory framework of certain states, business corporations are not able to employ audiologists or offer hearing services. California has such a law, restricting the employment of audiologists to professional corporations owned by audiologists or similar licensees. However, the Company believes there is precedent for the employment of audiologists because the state of California’s Department of Consumer Affairs has indicated that speech-language pathologists may be employed by business corporations. The similarity of this profession to audiology, and the fact that speech-language pathologists and audiologists are regulated under similar statutes and regulations, leads the Company to believe that business corporations and similar entities may employ audiologists. No assurance can be given that the Company’s interpretation of California’s laws will be found to be in compliance with laws and regulations governing the corporate practice of audiology or, if its activities are not in compliance, that the legal structure of the Company’s California operations can be modified to permit compliance.

      In addition, state laws prohibit any remuneration for referrals, similar to Federal laws discussed above. Generally, these laws follow the federal statues described above. HEARx cannot predict the impact that these regulations will have on operations.

      The Company believes it is in material compliance with all applicable state regulatory requirements. However, the Company cannot predict future state legislation which may affect its operations in the states in which it does business. Nor can the Company assure that existing interpretations of state law remain consistent with the Company’s understanding of the state law as reflected through its operations.

Product and Professional Liability

      In the ordinary course of its business, HEARx may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance at a level which the Company believes to be adequate. A successful claim in excess of the policy limits of the Company’s liability insurance, however could adversely affect the Company. As the distributor of products manufactured by others, the Company believes it would properly have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.

Seasonality

      The Company is not generally affected by seasonality.

Employees

      At December 29, 2001, HEARx Ltd. had approximately 349 full-time employees, of which 82 were employed by HEARx West.

      The operations of the Company are dependent in large part upon the efforts of Paul A. Brown, M.D., Chairman of the Board and Chief Executive Officer, and Stephen J. Hansbrough, President, Chief Operating Officer and Director. The loss of the services of Dr. Brown or Mr. Hansbrough could adversely affect the conduct and operation of the Company’s business. The Company purchased a “key man” insurance policy on Dr. Brown’s life in the amount of $3,000,000 for the benefit of the Company.

Item 2.     Properties

      HEARx’s corporate offices and national call center are located in 19,600 square feet of space in West Palm Beach, Florida. The leases on these properties are for five years and expire in 2006. As of December 29, 2001, the Company operated 32 centers in Florida, 15 in New Jersey and 13 in New York and 22 HEARx West centers in California. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 700 and 3,000 square feet with annual base rents ranging from approximately $8,700 to $90,000.

Item 3. Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Company

      The following sets forth certain information as of the date hereof with respect to the Company’s executive officers. Each of Dr. Brown and Mr. Hansbrough are serving pursuant to employment agreements with 5 year terms expiring in 2004 unless renewed or extended. Mr. Peklenk and Ms. Taylor each has been appointed to a term which will expire at the annual meeting of Board of Directors held at the time of the 2002 Annual Meeting of Stockholders, or at the time his/her successor is duly elected and qualified:

		First Served as
		Executive
Name and Position	Age	Officer

Paul A. Brown, M.D.	63	1986
Chairman of the Board Chief Executive Officer

Stephen J. Hansbrough	54	1993
President, Chief Operating Officer and Director

James W. Peklenk	56	1996
Vice President — Finance and Chief Financial Officer

Donna L. Taylor	45	2000
Senior Vice President Sales & Operations

      There are no family relationships among any of the executive officers and directors of the Company.

      Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. Dr. Brown founded HEARx in 1986 and has served as Chairman of the Board and Chief Executive Officer since that time. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. (“MetPath”), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning in 1982 for $140 million. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

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

      James W. Peklenk, Vice President — Finance and Chief Financial Officer, joined the Company in November 1995 as Controller and became Vice President — Finance and Chief Financial Officer in June 1996. He has a B.S. in Accounting from the University of Louisville. From 1991 until joining HEARx, Mr. Peklenk was Vice President, Finance/ CFO, for Shooters International, Inc., an international restaurant operator and franchiser of Shooters Waterfront Cafes. Prior thereto, Mr. Peklenk was Director of Internal Audit for Chi-Chi’s Mexican Restaurants, and before that an Audit Partner with the international accounting firm of Grant Thornton.

      Donna L. Taylor, Senior Vice President Sales and Operations, joined HEARx in July 1987 as an audiologist. She was later promoted to Area Manager and Director of Operations for the Company in Florida. She assumed her role as Vice President Sales and Operations in December 1993 and in October 2000 was promoted to Senior Vice President — Sales and Operations Ms. Taylor received her B.S. from the University of Iowa in May 1979, her M.A. from the University of Iowa in May 1981, and earned her CCC (Certificate of Clinical Competency) in March 1982.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth the high and low sales prices of the Common Stock as reported by the American Stock Exchange (AMEX), ticker symbol EAR, for the fiscal quarters indicated.

	Common Stock

Fiscal Quarter	High	Low

2000

First	$6.44	$4.06

Second	4.25	3.56

Third	3.75	2.56

Fourth	2.81	1.06

2001

First	$2.00	$1.20

Second	2.00	1.14

Third	1.75	.63

Fourth	1.28	.60

      As of February 22, 2002, there were 1,786 holders of record of the Common Stock. The Company estimates that included within the holders of record are approximately 17,300 beneficial owners of the Common Stock.

     Dividend Policy

      HEARx has never paid and does not anticipate paying any dividends on the Common Stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations.

Item 6.     Selected Financial Data

      The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages have been derived from the audited consolidated financial statements of the Company:

Operating Statement Data:

	Year Ended

	December 29	December 29	December 31	December 25	December 26
	2001	2000	1999(1)	1998	1997

Net Revenues	$48,796,110	$56,114,832	$47,476,764	$26,891,186	$23,316,260

Total operating costs and expenses	56,995,460	59,696,818	52,010,728	39,159,599(2)	33,359,436

Loss from operations	(8,199,350)	(3,581,986)	(4,533,964)	(12,268,413)	(10,043,176)
Non-operating income(expense)

Interest income	222,349	294,132	210,104	602,663	897,619

Interest expense	(652,530)	(28,723)	(27,713)	(62,492)	(58,444)

Loss before minority interest and equity in loss of joint venture	(8,629,531)	(3,316,577)	(4,351,573)	(11,728,242)	(9,204,001)

Minority Interest	—	—	347,677		—

Equity in loss of joint venture	—	—	—	(615,420)	—

Net Loss	(8,629,531)	(3,316,577)	(4,003,896)	(12,343,662)	(9,204,001)

Dividends on preferred stock	(812,205)	(1,346,872)	(821,387)	(587,893)	(1,992,123)

Net loss applicable to common stockholders	$(9,441,736)	$(4,663,449)	$(4,825,283)	$(12,931,555)	$(11,196,124)

Loss per common share:

Basic and diluted, including dividends on preferred stock	$(0.72)	$(0.39)	$(0.45)	$(1.28)	$(1.25)

Weighted average number of common shares outstanding	13,120,137	11,834,388	10,775,006	10,126,979	8,960,503

Cash dividends per common Share	None	None	None	None	None

(1)	As discussed in Note 1 to the Consolidated Financial Statements, commencing in 1999 the Company’s Consolidated Financial Statements include the accounts of HEARx West, its 50% subsidiary.

(2)	During December 1998, the Company recorded a restructure charge of $2,233,857 in connection with the closing of 12 centers in the northeast in January 1999.

Balance Sheet Data:

	As of

	December 29	December 29	December 31	December 25	December 26
	2001	2000	1999	1998	1997

Total assets	$21,341,522	$21,872,123	$21,377,110	$25,208,317	$28,359,547

Working capital	(738,562)	2,350,832	938,815	7,614,042	13,136,147

Long-term debt, net of current portion	8,750,999	175,887	322,332	123,316	177,897

Item 7.	Management’s Discussion and Analysis of Results of Operations and of Financial Condition

General

      The Company’s strategy for continuing and accelerating center sales growth and market penetration includes both aggressively advertising to the non-insured self-pay or retail market and positioning the Company as the leading provider of hearing care to the benefited populations covered by managed care contracts.

      HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services. The Company plans on expanding its hearing care center network through the completion of the Helix merger and the continuing expansion of HEARx West LLC, its joint venture. In addition, the Company is participating in the HearUSA Advantage Network. The Network is comprised of hearing care practices owned by independent operators with whom the Network has contracted to provide services.

      On July 27, 2001 the Company and Helix signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 128 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The boards of directors of both companies have approved the transaction. The transaction is subject to shareholder, Canadian court, certain third party and other regulatory approvals. Upon the closing of the transaction, Helix will become an indirect wholly owned subsidiary of HEARx. The transaction is expected to close before the end of the second quarter of 2002.

      On April 23, 2001, HEARx and Siemens signed a letter of intent pursuant to which the parties intended to form a marketing and promotional alliance in the United States. As part of this letter of intent, Siemens agreed to provide HEARx with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the letter of intent relating to the $7.5 million line of credit became binding on April 27, 2001, when HEARx first drew on the line of credit. The letter of intent provided that as HEARx purchased products from Siemens, Siemens would pay to HEARx certain rebates that would then be used to pay the quarterly installments of principal and interest under the five-year line of credit. On December 7, 2001, HEARx and Siemens entered into the credit agreement and supply agreement, which superseded the letter of intent. See “Liquidity and Capital Resources,” below.

Critical Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the HEARx consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of HEARx’s consolidated financial statements.

      Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

     Revenue Recognition

      HEARx recognizes revenues from the sale of audiological products at the time of delivery and revenues from hearing care services at the time those services are performed.

      The Company has capitation contracts with certain health care organizations under which the Company is paid an amount for each enrollee of the health maintenance organization to provide to the enrollee a once every three years discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. The Company defers recognition of capitation revenue until the earlier of the actual utilization by the member populations of the benefit, or the end of the contract term.

     Sales returns

      HEARx provides to all patients purchasing hearing aids a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

     Estimates

      Management’s discussion and analysis of results of operations and financial condition is based upon HEARx’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Results of Operations

     2001 Compared to 2000

      Net revenues decreased $7,318,722, or 13.0%, to $48,796,110 in 2001 from $56,114,832 in 2000. The decrease in revenues consisted of decreases in revenues from the Company’s Florida, Northeast and California centers. Net revenues in Florida, the Northeast and California decreased $4.0 million, or 16.7%, $2.3 million, or 16.2%, and $1.0 million, or 5.6% to $20.0 million, $11.9 million and $16.9 million, respectively, for the year ended December 29, 2001. Management believes the decrease in revenues for fiscal year end 2001 as compared with 2000 is the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending. In response to the slowdown, the Company implemented a cost reduction program in May 2001. The Company’s program called for a $6 million reduction in annual expenses exclusive of an expected $1.3 million cost increase associated with implementation of the Company’s national call center during 2001. During the last three quarters of 2001, the Company reduced total center operating expenses by approximately $3.1 million to $20.8 million, from the $23.9 million it would have incurred had it continued such costs at the levels incurred in the 1st Quarter of 2001, which totaled approximately $8.0 million. Further, during the last three quarters of 2001, the Company reduced total general and administrative expenses (exclusive of the national call center expenses) by approximately $600,000 to $6.6 million, from the $7.2 million (exclusive of the national call center expenses) it would have incurred had it continued such costs at the levels incurred in the 1st Quarter of 2001, which totaled approximately $2.4 million (exclusive of the national call center costs). The cost reduction program is continuing into the 1st Quarter of 2002.

      Cost of products sold decreased $3,544,523, or 18.7%, to $15,421,587 in 2001 from $18,966,110 in 2000. Approximately $1,665,000 of the decrease in the cost of products sold is the result of the rebates received from Siemens pursuant to the supply agreement with the Company. Additionally, the decrease in the cost of products sold is a direct result of the decrease in net revenues. The cost of products sold as a percent of net revenues, which was 31.6% and 33.8% for 2001 and 2000, respectively, fluctuates from period to period due to retail pricing and product promotions.

      Center operating expenses decreased $605,447, or 2.1%, to $28,722,667 in 2001 from $29,328,114 in 2000. This decrease is attributable to the cost reduction program the Company implemented in May 2001. The Company reduced its marketing programs, reducing center advertising expense to $5,983,573, or 12.3% of revenue, down from $7,161,400, or 12.8% in 2000. Center wages expense also decreased $598,941 or 4.3%, to $13,307,920 in 2001 from $13,906,861 in 2000. These decreases were offset by an increase in center occupancy expense of $617,092, or 16.0%, to $4,464,738 in 2001 from $3,847,646 in 2000, resulting primarily from increased operating lease expense from the relocation of five existing centers during 2001.

      General and administrative expenses increased $1,610,500, or 18.2% to $10,441,046 in 2001 from $8,830,546 in 2000. This increase is partially due to the expansion of corporate administrative functions, which includes the full implementation in 2001 of the national call center. The national call center will be responsible for both inbound and outbound marketing. The costs associated with the call center were approximately $1.3 million, which included salaries and wages of $724,000 and occupancy costs, including rent, common area maintenance charges and utilities of $525,200. In addition, professional service fees increased $139,289, or 29.0%, to $619,820 in 2001 from $480,531 in 2000. This increase is primarily the result of additional fees paid to the Company’s independent public accountants and attorneys for additional services. Shareholder relations expense increased to $392,865 in 2001 from $225,300 in 2000. This increase is primarily the result of the Company’s retention of an investment banking firm to render services with respect to financial planning and public relations.

      Depreciation and amortization expense decreased $161,888, or 6.3%, to $2,410,160 in 2001 from $2,572,048 in 2000, which was primarily the result of certain equipment becoming fully depreciated during 2001.

      Interest income decreased $71,783, or 24.4%, to $222,349 in 2001 from $294,132 in 2000. This decrease is attributable to the decline in average interest rates earned primarily on cash and cash equivalents. Interest expense increased $623,807 to $652,530 in 2001 from $28,723 in 2000. This increase is attributable to the addition of interest on the line of credit with Siemens, beginning in April 2001.

     2000 Compared to 1999

      Net revenues increased $8,638,068, or 18.2%, to $56,114,832 in 2000 from $47,476,764 in 1999. Net revenues by region for the Northeast, Florida and California were approximately $14.2 million, $24.0 million, and $18.0 million, respectively, in 2000 as compared to $10.1 million, $25.0 million and $12.4 million, respectively in 1999. On a comparable center basis (revenue from centers in operation throughout 1999 and 2000) net revenue for fiscal year 2000 increased 17.2% compared to fiscal year 1999. The increase in net revenues resulted from the increase of revenues from HEARx West and the Northeast, and an increase in the retail business arising from the Company’s continued aggressive advertising campaign resulting in an increase in revenues from the non-insured self-pay market of $11,818,235, or 46.9% from $25,158,339 in 1999 to $36,976,574 in 2000.

      Cost of products sold increased $4,354,826, or 29.8%, to $18,966,110 in 2000 from $14,611,284 in 1999. Part of the increase in the cost of products sold is a direct result of the 46.9% increase in revenues from the self-pay market due to increased sales of hearing aids with advanced digital technology which generally resulted in lower margins. During 2000, the

Company experienced an increase in the sales level of digital hearing aids. The cost of products sold as a percent of net revenues, which was 33.6% and 30.6% for the year ended 2000 and 1999, respectively, fluctuates from period to period due to retail pricing and product promotions.

      Center operating expenses increased $2,951,284, or 11.2%, to $29,328,114 in 2000 from $26,376,830 in 1999. The Company continued to intensify its aggressive marketing program, increasing center advertising expense to $7,161,400, or 12.7% of revenue, up from $5,063,216, or 10.6% of revenue in 1999. In addition, due to the increase in revenues, the Company increased its number of employees from 360 in 1999, to 375 in 2000. This resulted in an increase of salaries and wages of approximately $763,000. Center operating expenses as a percent of revenue decreased to 51.9% in 2000, from 55.3% in 1999 as a result of opening one new center in July 2000 offset by the 17.2% increase in comparable center sales (sales from centers in operation throughout 1999 and 2000). Center operating earnings (excluding corporate general and administrative expenses and depreciation, amortization) increased $1,415,986, or 21.1%, to $8,114,740 in 2000 from $6,698,754 in 1999.

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

      Interest income increased $84,028, or 40.0%, to $294,132 in 2000 from $210,104 in 1999. This increase is attributable to an increase in average balances of cash and cash equivalents.

Liquidity and Capital Resources

      Working capital decreased $3,089,394 to a negative $738,562 as of December 29, 2001 from $2,350,832 as of December 29, 2000. The working capital of negative $738,562 includes approximately $1.5 million of dividends payable at December 29, 2001, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash. This decrease is primarily the result of an increase in current maturities of long-term debt of approximately $2.3 million, representing the current portion of the Siemens Tranche A Loan of $10,875,000, described below.

      On December 7, 2001, HEARx obtained a $51,875,000 secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). At December 29, 2001, only $10,875,000, representing the Tranche A Loan was outstanding.

      The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under the April 23, 2001 letter of intent; (ii) a $2,000,000 loan from HEARx to Helix to be used only for the NECP acquisition (described in the Company’s Form 10-K at Part I, Item 1 — “Business”) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding HEARx’s Series I Convertible Preferred Stock. The Tranche B Loan may be used only for future acquisitions by the Company subject to guidelines established by the credit facility or otherwise agreed to by HEARx and Siemens. The parties intend that the Tranche C Loan will be used for general working capital purposes and the Tranche D Loan for general working capital purposes and, after the Helix transaction is consummated, the payment of approximately $6,700,000 of debts belonging to Helix. The credit facility imposes certain financial and other covenants on the Company. At December 29, 2001, the Company was in compliance with all such covenants. If the Company cannot maintain compliance with these requirements, Siemens may decline to make funds available to the Company. Furthermore, if the Company and Helix do not complete the pending merger arrangement, approximately $6.7 million of the credit facility may not be accessible to the Company at all.

      The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through rebates received from Siemens by HEARx as long as HEARx purchases certain minimum percentages of its requirements of hearing aids from Siemens.

      The Company believes that the funds available under the credit facility, current cash, investment securities and revenues from operations will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that HEARx can maintain compliance with Siemens’ loan covenants, that the Helix merger arrangement will be consummated or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient.

      Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 29, 2001.

	Payments Due by Period

		Less than			After 5
Contractual Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	Years

Long-Term Debt	$11,243,000	$2,492,000	$4,776,000	$3,975,000	$—

Operating Leases	15,363,000	4,336,000	6,952,000	3,626,000	449,000

Total Contractual Cash Obligations	$26,606,000	$6,828,000	$11,728,000	$7,601,000	$449,000

      Net cash used by operating activities increased from $798,375 in 2000, to $5,001,007 in 2001. The increase in cash used by operating activities was primarily the result of the increase of operating losses of approximately $5,313,000, offset by the change in current assets including accounts and notes receivable from net cash used of approximately $238,000 to cash provided of $1.6 million due primarily to an approximate $2.1 million decrease in net sales in the fourth quarter of 2001 compared to 2000.

      Net cash used by investing activities increased from $1,610,009 in 2000, to $2,473,322 in 2001. In 2001, proceeds from maturity of investment securities in excess of purchases were approximately $843,000 versus net purchases of approximately $93,000 in 2000. In addition, a $700,000 note receivable was issued to the Company by Helix in November 2001 for the NECP acquisition and during 2001 approximately $977,000 of capitalized merger costs (related to the pending Helix transaction) were incurred.

      Net cash provided by financing activities increased from $3,801,610 in 2000 to $8,785,524 in 2001. This increase is primarily the result of the net proceeds of the $10,875,000

Siemens Tranche A Loan offset by approximately $2 million of cash paid to exchange and redeem the Company’s Series I Convertible Preferred Stock in December 2001, compared to net proceeds of approximately $4.5 million received from a preferred stock offering during 2000.

      Working capital increased $1,412,017 to $2,350,832 as of December 29, 2000 from $938,815 as of December 31, 1999. On May 9, 2000 HEARx completed a private placement of convertible preferred stock providing HEARx with net proceeds of approximately $4.5 million.

      Net cash used by operating activities decreased from $2,876,171 in 1999 to $798,375 in 2000. The decrease in cash being used by operating activities was primarily the result of the change in current assets including accounts and notes receivables from net cash used in 1999 of approximately $2.5 million to approximately $515,000 in 2000 offset against the change in accounts payable and accrued expenses from net cash provided of approximately $982,000 to $10,000 in 2000. This is primarily the result of the Company improving its monitoring and collection process of accounts receivable.

      Net cash provided by investing activities decreased from $5,418,632 in 1999 to cash used from investing activities of $1,610,009 in 2000. Proceeds from maturities of investments in excess of purchases were approximately $6.2 million in 1999 versus net purchases of approximately $93,000 in 2000.

      Cash from financing activities increased from cash being used for financing activities of $2,335,385 in 1999, to cash being provided from financing activities of $3,801,610 in 2000. This increase was primarily the result of net proceeds of approximately $4.5 million from a preferred stock offering during the second quarter of 2000. In addition, the Company acquired 129,900 shares of treasury stock for $413,061 in 2000 compared to 1,921,239 shares for $1,820,424 in 1999.

Recent Accounting Pronouncements

      In June 2001, the FASB finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company’s previous business combinations were accounted for using the purchase method. The impact of the adoption of SFAS 141 and SFAS 142 on the Company’s financial position and results of operations is not expected to be material.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,”and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations is not expected to be material.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      The Company does not engage in derivative transactions, or issue variable rate debt, and does not become exposed to foreign currencies in its business. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value is subject to changing market interest rates:

		Long-Term Debt
	10.0% notes	8.75% note
	due December 1,	due July 1,
	2006	2004	Other notes

As of December 29, 2001:
Estimated cash inflow (outflow) by year of principal maturity

2002	$(2,300,000)	$(81,000)	$(111,000)

2003	(2,300,000)	(81,000)	(90,000)

2004	(2,300,000)	—	(5,000)

2005	(2,300,000)	—	—

2006 and thereafter	(1,675,000)	—	—

Total	(10,875,000)	(162,000)	(206,000)

Estimated fair value	(10,875,000)	(162,000)	(206,000)

Carrying value	(10,875,000)	(162,000)	(206,000)

      Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the expected closing of the HEAR-Helix transaction; the Company’s goal of establishing a nationwide center network; expectation concerning the effect of cost control measures; funds available under credit facility, current cash, investment securities and revenues from operations sufficient to support the Company’s operational needs; the Company’s belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; the ability of the Company and Helix to successfully consummate the combination; unforeseen capital requirements; trends in market sales; and the success of the HEARx West joint venture with The Permanente Federation.

Item 8.     Financial Statements and Supplementary Data

Page

Index to Financial Statements

Financial Statements:

Report of Independent Certified Public Accountants	28

Consolidated Balance Sheets at December 29, 2001 and December 29, 2000	29

Consolidated Statements of Operations for the years ended December 29, 2001, December 29, 2000, and December 31, 1999	30

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 29, 2001, December 29, 2000 and December 31, 1999	31-32

Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 29, 2000, and December 31, 1999	33-34

Notes to Consolidated Financial Statements	35-52

Financial Statement Schedule:

For the years ended December 29, 2001, December 29, 2000 and December 31, 1999

II Valuation and Qualifying Accounts	53

Report of Independent Certified Public Accountants

Board of Directors HEARx Ltd.
West Palm Beach, Florida

      We have audited the accompanying consolidated balance sheets of HEARx Ltd. as of December 29, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HEARx Ltd. at December 29, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

      Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

West Palm Beach, Florida
February 28, 2002

HEARx LTD.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 29,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$5,561,608	$4,250,413

Investment securities (Note 2)	150,000	993,224

Accounts and notes receivable, less allowance for doubtful accounts of $185,814 and $212,657	3,965,491	5,734,497

Inventories	504,762	500,582

Prepaid expenses and other	855,052	860,272

Total current assets	11,036,913	12,338,988

Property and equipment — net (Notes 3 & 4)	6,835,643	7,595,991

Note receivable (Note 10)	700,000	—

Deposits and other (Note 1)	2,768,966	1,937,144

	$21,341,522	$21,872,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$6,871,124	$7,377,495

Accrued salaries and other compensation	890,985	1,071,208

Current maturities of long term debt (Note 3)	2,492,313	152,387

Dividends payable (Notes 5B, 5C, 5E and 5I)	1,521,053	1,387,066

Total current liabilities	11,775,475	9,988,156

Long term debt, less current maturities (Note 3)	8,750,999	175,887

Commitments and contingencies (Notes 3,4,6,8, 10 & 11)	—	—

Stockholders’ equity:
Preferred stock: (Note 5)
(Aggregate liquidation preference $8,628,053 and $11,902,066) $1 par, 2,000,000 shares authorized

Series J (233 & 0 shares outstanding)	233	—

Series I Convertible (0 & 500 shares outstanding)	—	500

Series H Junior Participating (0 shares outstanding)	—	—

1998 Convertible (4,777 & 5,515 shares outstanding)	4,777	5,515

Total preferred stock	5,010	6,015

Common stock: $.10 par; 20,000,000 shares authorized; 14,559,403 and 12,364,139 shares issued (Notes 5 & 6)	1,455,940	1,236,414

Stock subscription (Note 5A)	(412,500)	—

Additional paid-in capital	91,438,475	92,695,792

Accumulated deficit	(89,188,436)	(79,746,700)

Treasury stock, at cost:518,660 & 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	815,048	11,708,080

	$21,341,522	$21,872,123

See accompanying notes to consolidated financial statements

HEARx LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 29,	December 29,	December 31,
	2001	2000	1999

Net Revenues	$48,796,110	$56,114,832	$47,476,764

Operating costs and expenses:

Cost of products sold	15,421,587	18,966,110	14,611,284

Center operating expenses	28,722,667	29,328,114	26,376,830

General and administrative expenses	10,441,046	8,830,546	8,601,723

Depreciation and amortization	2,410,160	2,572,048	2,420,891

Total operating costs and expenses	56,995,460	59,696,818	52,010,728

Loss from operations	(8,199,350)	(3,581,986)	(4,533,964)

Non-operating income (expense):

Interest income	222,349	294,132	210,104

Interest expense	(652,530)	(28,723)	(27,713)

Loss before minority interest	(8,629,531)	(3,316,577)	(4,351,573)

Minority Interest	-	—	347,677

Net loss	(8,629,531)	(3,316,577)	(4,003,896)

Dividends on preferred stock:

Deemed dividends (Note 5C)	—	(571,241)	—

Dividends	(812,205)	(775,631)	(821,387)

Total dividends on preferred stock	(812,205)	(1,346,872)	(821,387)

Net loss applicable to common stockholders	$(9,441,736)	$(4,663,449)	$(4,825,283)

Net loss per common share — basic and diluted (Note 1)	$(.72)	$(.39)	$(.45)

Weighted average number of shares of common stock outstanding (Note 1)	13,120,137	11,834,388	10,775,006

See accompanying notes to consolidated financial statements

HEARx LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended		Year Ended		Year Ended
	December 29, 2001		December 29, 2000		December 31, 1999

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock:

Balance, beginning of year	6,015	$6,015	8,315	$8,315	12,709	$12,709

Exchange/redemption of preferred stock	(285)	(285)	—	—	—	—

Issuance of preferred stock	—	—	500	500	—	—

Conversion of preferred stock	(720)	(720)	(2,800)	(2,800)	(4,394)	(4,394)

Balance, end of year	5,010	$5,010	6,015	$6,015	8,315	$8,315

Common Stock:

Balance, beginning of year	12,364,139	$1,236,414	11,547,337	$1,154,734	104,023,643	$10,402,364

Exchange/redemption of preferred stock	606,710	60,671	—	—	—	—

Conversion of preferred stock	1,388,519	138,852	817,202	81,720	5,414,400	541,440

Exercise of employee stock options	35	3	1,600	160	13,600	1,360

Exercise of stock options by consultants	—	—	(2,000)	(200)	—	—

Stock subscription	200,000	20,000	—	—	—	—

Reverse stock split	—	—	—	—	(97,904,306)	(9,790,430)

Balance, end of year	14,559,403	$1,455,940	12,364,139	$1,236,414	11,547,337	$1,154,734

Treasury Stock:

Balance, beginning of year	(518,660)	$(2,483,441)	(388,760)	$(2,070,380)	(405,311)	$(249,956)

Purchase of treasury stock	—	—	(129,900)	(413,061)	(1,921,239)	(1,820,424)

Reverse Stock Split	—	—	—	—	1,937,790	—

Balance, end of year	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)	(388,760)	$(2,070,380)

Stock Subscription:

Balance, beginning of year		$—		$—		$—

Stock Subscription		(412,500)		—		—

Balance, End of Year		$(412,500)		—		—

Additional Paid-in Capital:

Balance, beginning of year		$92,695,792		$87,307,886		$77,531,270

Exchange/redemption of preferred stock		(1,707,930)		—		—

Issuance of preferred stock		—		4,999,500		—

Cost of issuing preferred stock		—		(479,617)

Conversion of preferred stock		58,046		313,402		31,852

Stock subscription		392,500

Exercise of employee stock options		67		3,180		1,500

Exercise of stock options by consultants		—		(19,800)		—

Deemed dividend		—		571,241		—

Reverse stock split		—		—		9,743,264

Balance, end of year		$91,438,475		$92,695,792		$87,307,886

See accompanying notes to consolidated financial statements

HEARx LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended	Year Ended	Year Ended
	December 29, 2000	December 31, 1999	December 29, 2001

	Amount	Amount	Amount

Accumulated Deficit:

Balance, beginning of year	$(79,746,700)	$(75,083,251)	$(70,257,968)

Net loss for the year	(8,629,531)	(3,316,577)	(4,003,896)

Deemed dividends on preferred stock	—	(571,241)	—

Preferred stock dividends	(812,205)	(775,631)	(821,387)

Balance, end of year	$(89,188,436)	$(79,746,700)	$(75,083,251)

Unamortized Deferred Compensation:

Balance, beginning of year	$—	$(37,813)	$(75,625)

Amortization	—	37,813	37,812

Balance, end of year	$—	$—	$(37,813)

Accumulated Other Comprehensive Income:

Balance, beginning of year	$—	$—	$58,263

Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	(58,263)

Balance, end of year	$—	$—	$—

Comprehensive Income (Loss):

Net loss for the year	$(8,629,531)	$(3,316,577)	$(4,003,896)

Other comprehensive income (loss)	—	—	(58,263)

Comprehensive income(loss)	$(8,629,531)	$(3,316,577)	$(4,062,159)

Disclosure of reclassification amount:

Unrealized holding losses arising during period	$—	$—	$(84,022)

Less: reclassification adjustment for gains included in net loss	—	—	25,759

Net unrealized losses on securities	$—	$—	$(58,263)

See notes to accompanying consolidated finanical statements

HEARx LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 29,	December 29,	December 31,
	2001	2000	1999

Cash flows from operating activities:

Net loss	$(8,629,531)	$(3,316,577)	$(4,003,896)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,410,160	2,572,048	2,420,891

Provision for doubtful accounts	125,206	377,500	568,135

Loss on disposition of equipment	105,127	72,005	40,325

Minority Interest	—	—	(347,677)

(Increase) decrease in:

Accounts and notes receivable	1,643,800	(237,711)	(2,395,711)

Inventories	(4,180)	50,878	(21,265)

Prepaid expenses and other	35,005	(326,485)	(119,092)

Increase (decrease) in:

Accounts payable and accrued expenses	(506,371)	463,470	1,372,605

Accrued salaries and other	(180,223)	(453,503)	(390,486)

Net cash used in operating activities	(5,001,007)	(798,375)	(2,876,171)

Cash flow from investing activities:

Purchase of property and equipment	(1,640,464)	(1,519,764)	(1,450,107)

Proceeds from sale of equipment	600	2,979	—

Purchase of investments	(10,129,206)	(10,375,928)	(2,750,000)

Proceeds from maturities of investments	10,972,430	10,282,704	8,962,516

Issuance of note receivable	(700,000)	—	—

Cost of pending merger	(976,682)	—	—

Net cash from consolidating HEARx West	—	—	656,223

Net cash (used in) provided by investing activities	(2,473,322)	(1,610,009)	5,418,632

Cash flows from financing activities:

Proceeds from issuance of:

Long-term debt	11,790,434	—	35,250

Principal payments: Long-term debt	(875,396)	(289,051)	(505,905)

Acquisition of treasury stock	—	(413,061)	(1,820,424)

Exchange & redemption of capital stock	(2,129,584)	—	—

Proceeds from exercise of employee stock options	70	—	—

Proceeds from issuance of capital stock, net of offering costs	—	4,503,722	(44,306)

Net cash provided by (used in) financing activities	8,785,524	3,801,610	(2,335,385)

Net increase in cash and cash equivalents	1,311,195	1,393,226	207,076

Cash and cash equivalents at beginning of year	4,250,413	2,857,187	2,650,111

Cash and cash equivalents at end of year	$5,561,608	$4,250,413	$2,857,187

See accompanying notes to consolidated financial statements

HEARx LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 29,	December 29,	December 31,
	2001	2000	1999

Supplemental disclosure of cash flow information:

Cash paid for interest	$414,516	$32,251	$7,419

Supplemental schedule of non-cash investing and financing activities

Preferred stock dividend paid upon conversion in kind by issuance of additional common stock	$196,178	$392,323	$568,898

Preferred stock dividend paid through exchange/ redemption by issuance of new preferred and common stock	451,093	—	—

Deemed dividends	—	571,241	—

Issuance of note payable and assumption of accounts payable in exchange for customer list and equipment	—	—	482,496

Issuance of Common Stock to employees	—	3,340	2,860

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     The Company

      HEARx Ltd. (“HEARx” or “the Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers to serve the needs of the hearing impaired. At the end of 2001, the Company operated a total of 82 centers, including 2 part-time centers. Those included 32 in Florida, 13 in New York, 15 in New Jersey and the 22 HEARx West centers in California.

     Helix Transaction

      On July 27, 2001, HEARx and Helix, signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 128 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. Pursuant to the merger agreement, HEARx has agreed, subject to stockholder, regulatory and other necessary approvals, to issue shares of HEARx common stock and common stock equivalents to the holders of Helix common shares in exchange for those shares. The transaction would result in Helix becoming an indirect wholly owned subsidiary of HEARx. At the effective time of the merger, each outstanding share of Helix common stock would be converted into the right to receive .3537 shares of HEARx common stock or ..3537 exchangeable shares of a newly formed wholly owned Canadian subsidiary of HEARx. The exchangeable shares are initially exchangeable into one share of HEARx common stock at the election of the holder. Based on the number of shares of Helix common stock outstanding at November 30, 2001, up to 14.61 million new shares of HEARx common stock or exchangeable shares will be issued to Helix stockholders in connection with the merger upon consummation assuming all approvals are obtained and there are no significant dissenting Helix shareholders. See Note 10, which describes certain significant transactions between HEARx and Helix.

      The boards of directors of both companies have approved the transaction. The transaction is now subject to approval by the stockholders of both HEARx and Helix and by the Canadian courts. HEARx has filed a registration statement/proxy statement on Form S-4 with the U.S. Securities and Exchange Commission relating to the Helix transaction and the Form S-4 is currently undergoing the SEC review process. The transaction is expected to close before the end of the second quarter of 2002. After the transaction, the Company intends to change its name to “Hear USA, Inc.” As of December 29, 2001, the Company had incurred legal and professional fees of approximately $976,000 in connection with the pending merger, which are included in Deposits and other in the accompanying consolidated balance sheet.

     Segments

      The Company’s operations are organized by centers into three geographic regions, the Northeast, Florida and California. These regions comprise one operating segment. Net revenues and income (loss) from operations at center level by region are as follows:

	Northeast	Florida	California	Corporate	Total

Net Revenues

2001	$11,900,000	$20,000,000	$16,900,000	—	$48,800,000

2000	14,200,000	24,000,000	17,900,000	—	56,100,000

1999	10,100,000	25,000,000	12,400,000	—	47,500,000
Income (Loss) from Operations

2001	(228,000)	2,985,000	1,894,000	(12,850,000)	(8,199,000)

2000	861,000	4,529,000	2,430,000	(11,402,000)	(3,582,000)

1999	(680,000)	5,199,000	1,970,000	(11,023,000)	(4,534,000)

      Income (loss) from operations at the center level are computed before general and administrative expenses and depreciation/amortization. Center operations’ depreciation amounted to $1,666,000, $1,863,000 and $1,793,000 in 2001, 2000 and 1999 respectively. Center operations’ capital expenditures amounted to $870,000, $952,000 and $1,450,000 in 2001, 2000 and 1999, respectively. Aggregate identifiable assets of center operations at December 29, 2001 and December 29, 2000 were $ 6,172,000 and $7,159,000, respectively.

     Consolidation and change in reporting entity

      On August 10, 1998, HEARx formed a joint venture, HEARx West LLC, with the Permanente Federation LLC to create and operate a network of retail hearing care centers (“HEARx West Centers”). The joint venture agreement provides for a 50/50 ownership by HEARx and the Permanente Federation, with centers bearing the HEARx name. The agreement provides for net income and losses, tax credits and tax preference items to be allocated according to the members’ percentage interests.

      Prior to March 1999, HEARx Ltd. accounted for its investment in HEARx West using the equity method because HEARx did not control HEARx West due to certain provisions in the joint venture agreement. In March 1999, as a result of amendments to the agreement, HEARx obtained control of HEARx West. Accordingly, HEARx has included the financial position and results of operations of HEARx West in the accompanying consolidated financial statements.

     Fiscal year

      The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks.

     Investment securities

      Marketable securities are classified available for sale and are carried at estimated market value. Unrealized holding gains and losses are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses realized from the sales are computed by the specific identification method.

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

     Intangible assets

      Intangible assets, included in deposits and other, primarily represent customer lists acquired from acquisitions of hearing businesses. These customer lists are being amortized on a straight-line basis over periods ranging from nine to fifteen years. Intangible assets also include the excess purchase price of acquisitions over the fair value of assets acquired. Such excess costs are being amortized over fifteen years. Total costs of intangible assets were approximately $1,567,000 at both December 29, 2001 and 2000, and accumulated amortization at December 29, 2001 and 2000 was approximately $575,000 and $463,000, respectively.

     Pre-opening costs

      The costs associated with the opening of new centers are expensed as incurred.

     Long-lived assets — impairments and disposals

      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 29, 2001, no long-lived assets were held for disposal.

     Advertising Costs

      Costs for newspaper, television, and other media advertising are expensed as incurred and were $6,781,000, $7,757,000 and $5,470,000 in 2001, 2000, and 1999, respectively.

     Sales return policy

      The Company provides to all patients purchasing hearing aids a specific return period, a minimum of 30 days, if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

     Warranties

      Hearing aids sold by the Company are covered by manufacturers’ warranties.

     Revenue Recognition

      Revenues from the sale of audiological products are recognized at the time of delivery. Revenues from hearing care services are recognized at the time those services are performed.

      The Company has capitation contracts with certain health care organizations under which the Company is paid an amount for each enrollee of the health maintenance organization to provide to the enrollee a once every three years discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. Capitation revenue is deferred until the earlier of the actual utilization by the member populations or the end of the contract term.

     Income taxes

      Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. A valuation allowance is provided for the amount of deferred tax assets which are not considered more likely than not to be realized.

     Net loss per common share

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net loss per share — Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share — Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

      Excluded from the computation of net loss per common share – diluted at December 29, 2001, December 29, 2000 and December 31, 1999 were convertible preferred stock, outstanding options and warrants to purchase 6,613,368, 3,457,296 and 2,693,885 shares, respectively, of the Company’s Common Stock at exercise prices less than average market price because to not do so would be anti-dilutive. In addition, outstanding options and warrants to purchase 1,615,045, 1,568,560 and 889,941 shares of common stock were excluded because the options’ and warrants’ exercise prices were greater than the average market price of the common shares.

     Statements of Cash Flows

      For the purposes of the Statements of Cash Flows, temporary cash investments which have an original maturity of ninety days or less are considered cash equivalents.

     Reclassifications

      Certain amounts in the 2000 and 1999 financial statements have been reclassified in order to conform to the 2001 presentation.

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

     Stock-based compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees’ (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation.

2. Investment Securities

      Investment securities available for sale consist of the following:

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains/(Losses)	Value

December 29, 2001

Certificate of Deposit	$150,000	$—	$150,000

December 29, 2000

Asset-Backed Securities	$750,000	$—	$750,000

Certificates of Deposit	243,224	—	243,224

Total	$993,224	$—	$993,224

      At December 29, 2001, the $150,000 certificate of deposit had a contractual maturity of one year.

      The asset-backed securities were Taxable Student Loan Asset-Backed Notes, with a floating interest rate, which was reset every 28 days. The fair market value was estimated using the quoted market price, based on the most recent auction, which occurred on the 28-day interest reset date. The market price generally approximated amortized cost due to the floating interest rate. The 20-year contractual maturity was the maturity of the underlying assets.

3. Debt

      Long term debt consists of the following:

	December 29	December 29
	2001	2000

Note payable to supplier, see (a) below	$10,875,000	$—

Note payable collateralized by customer list, see (b) & (c) below	162,500	291,144

Other	205,812	37,130

	11,243,312	328,274

Less current maturities	(2,492,313)	(152,387)

	$8,750,999	$175,887

      The approximate aggregate maturities on long term debt obligations in years subsequent to 2001 are as follows: 2002 — $2,492,000; 2003 — $2,471,000; 2004 — $2,305,000; 2005 — $2,300,000 and 2006 — $1,675,000.

a)	On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. (“Siemens”) signed a letter of intent pursuant to which the parties intended to form a marketing and promotional alliance in the United States. As part of this letter of intent, Siemens agreed to provide HEARx with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the letter of intent relating to $7.5 million line of credit became binding on April 27, 2001, when HEARx first drew on the line of credit. Under the letter of intent, HEARx agreed to purchase from Siemens a certain percentage of HEARx’s total hearing aid requirements over the next five years. The letter of intent provided that as HEARx purchased products from Siemens, Siemens would pay to HEARx certain rebates that would then be used to pay the quarterly installments of principal and interest under the five-year line of credit. On December 7, 2001, HEARx and Siemens entered into the credit agreement and supply agreement described below, which superseded the letter of intent.

On December 7, 2001, HEARx entered into a credit agreement with Siemens pursuant to which Siemens agreed to provide a $51,875,000 secured credit facility. The credit facility is comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan).

The Tranche A Loan proceeds have been drawn and were used as follows: (i) the repayment of $6,875,000 owed to Siemens by HEARx under the April 23, 2001 letter of intent; (ii) a $2,000,000 loan from HEARx to Helix (see note 10); and (iii) $2,000,000 for the exchange and redemption of all of the outstanding shares of HEARx’s Series I Convertible Preferred Stock. The Tranche B Loan may be used only for future acquisitions by HEARx subject to the guidelines established by the credit facility or as otherwise agreed to by HEARx and Siemens. The parties intend that the Tranche C Loan will be used for general working capital purposes, and the Tranche D Loan for general working capital purposes and, after the Helix transaction is consummated, the payment of approximately $6.7 million of debts belonging to Helix. The credit facility imposes certain financial and other covenants on HEARx. If HEARx cannot maintain compliance with these requirements, Siemens may decline to make funds available to HEARx. Furthermore, if HEARx and Helix do not complete the merger, approximately $6.7 million of the credit facility may not be accessible to HEARx at all.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10% due and payable on the final maturity date. Principal and interest, at prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. Quarterly principal and interest payments on Tranche A, B and C Loans will be paid through rebates received from Siemens by HEARx as long as HEARx purchases certain minimum percentages of its requirements of hearing aids from Siemens pursuant to the supply agreement discussed below. HEARx will record a rebate receivable and reduce cost of goods sold for the rebates earned as it meets minimum purchase percentages from Siemens. During 2001, approximately $1,665,000 of earned rebates were recorded as a reduction of cost of goods sold, and $390,000 of interest and $625,000 of principal has been repaid upon receipt of such rebates. The loans may be prepaid in whole or in part at any time without penalty. The credit facility is secured by a first priority security interest in substantially all of the assets of HEARx.

In connection with the credit facility, HEARx and Siemens entered into a supply agreement dated as of December 7, 2001, pursuant to which HEARx agreed to purchase from Siemens certain minimum percentages of HEARx’s hearing aid purchases for a period of ten years (an initial five year term and a five year renewal term) at specified prices.

Pursuant to the agreements with Siemens, in the event of a change of control of the Company (as defined), and the surviving entity of such change of control does not assume the Company’s obligations under the agreements, the entire outstanding amount under the credit facility will be immediately due and payable and the supply arrangements may be terminated upon payment to Siemens of a $50 million breakup fee.

b)	In January 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000 in cash, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable included interest at 5.5% was payable in five annual installments of $50,000 including interest beginning January 22, 1997 and was repaid in January 2001.

c)	During July 1999, the Company issued a $325,000 promissory note payable bearing 8.75% interest to an individual in connection with a purchase of an audiological practice in California, (See Note 8). The note is payable in four annual installments of $81,250 plus accrued interest, beginning July 1, 2000 and is collateralized by the equipment and customer list purchased.

4. Property and Equipment and Leases

      Property and equipment consists of the following:

	Range of	December 29,	December 29,
	Useful Lives	2001	2000

Equipment, furniture and fixtures	5 -10 years	$8,567,807	$7,922,131

Leasehold Improvements	5 -10 years	6,892,273	6,554,421

Computer systems	3 years	3,720,120	3,363,613

Leasehold improvements in progress	N/A	223,855	147,050

		19,404,055	17,987,215

Less accumulated depreciation and amortization		12,568,412	10,391,224

		$6,835,643	$7,595,991

      Approximate future minimum rental commitments under operating leases are as follows: $4,336,000 in 2002; $3,857,000 in 2003; $3,095,000 in 2004; $2,742,000 in 2005; $884,000 in 2006 and $449,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas.

      Equipment and building rent expense for the years ended December 29, 2001, December 29, 2000 and December 31, 1999 was $3,759,000, $3,181,000 and $2,956,000, respectively.

5. Stockholders’ Equity

     A. Stock Subscription

      On April 1, 2001 the Company sold 200,000 shares of the Company’s common stock, par value $.10 per share (“Common Stock”) to an investment banker, for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500. The secured, nonrecourse promissory note is collateralized by the Common Stock purchased which is held in escrow. The principal amount of the note and accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At December 29, 2001, the interest rate of the note was 8%. The $412,500 note has been recorded as Stock Subscription in stockholders’ equity in the accompanying balance sheet.

      Under the terms of a consulting agreement with the investment banker, beginning December 1, 2000 the Company paid the investment banker approximately $188,000 for financial consulting services, which was recorded as consulting expense of approximately $38,000 and $150,000 during 2000 and 2001, respectively. The agreement was terminated in August 2001.

     B. Series J Preferred Stock

      On December 13, 2001, the Company completed an exchange and redemption of all of the 418 shares of outstanding Series I Convertible Preferred Stock (see Note 5C below) and 203,390 associated common stock purchase warrants for $1,951,000 in cash, 233 shares of newly created Series J Preferred Stock, and 470,530 shares of Common Stock. The cost of the transaction included legal and broker fees of approximately $47,500 in cash and 136,180 shares of Common Stock issued to the broker. The fair value of the cash, shares of Series J Preferred Stock, and Common Stock transferred to the holders of the Series I Convertible Preferred Stock approximated the carrying value of the Series I Convertible Preferred Stock and the related dividends payable of approximately $4.7 million.

      The Series J Preferred Stock has a stated value of $10,000 per share and is non-convertible and non-voting. The holders of the Series J Preferred Stock are entitled to receive cumulative dividends, in cash, at a rate of 6% per year. Dividends earned but not paid on the applicable dividend payment date will bear interest at a rate of 18% per year payable in cash unless the holders and the Company agree that such amounts may be paid in shares of Common Stock.

      At any time the Company has the right to redeem all or a portion of the Series J Preferred Stock for a redemption price equal to the stated value plus accrued and unpaid dividends. If there is a change in control of the Company, only upon or after the approval thereof by the Company’s Board of Directors, the holders of the Series J Preferred Stock have the right to require the Company to redeem the Series J Preferred Stock at a price of 120% of the stated value plus any accrued and unpaid dividends. The parties have agreed that the transaction pending with of Helix shall not be deemed to be a “change in control” for this purpose.

      In the event of liquidation, dissolution or winding up of the Company prior to the redemption of the Series J Preferred Stock, holders of the Series J Preferred Stock will be entitled to receive the stated value per share plus any accrued and unpaid dividends before any distribution or payment is made to the holders of any junior securities but after payment is made to the holders of the 1998 Convertible Preferred Stock, if any. In the event that the assets of the Company are insufficient to pay the full amount due the holders of the Series J Preferred Stock and any holders of securities equal in ranking, such holders will be entitled to share ratably in all assets available for distribution.

      In connection with this transaction, the Company also entered into a Registration Rights Agreement with the holder under which the Company is required to file a registration statement on Form S-3 covering the resale of the 470,530 shares of Common Stock issued in this transaction no later than 180 days from December 13, 2001. The 470,530 shares of Common Stock issued in the transaction, together with 129,470 shares of Common Stock currently held by the same holder, have been placed in escrow and are subject to resale restrictions based on the trading price of the common stock and appropriate resale registration. During 2001, approximately $5,000 of the 6% dividend is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

     C. Series I Convertible Preferred Stock

      On May 9, 2000, the Company completed a private placement of 500 shares of the Company’s 7% Series I Convertible Preferred Stock, par value $1.00 per share (the “Series I Preferred Stock”) and warrants to acquire 203,390 shares Common Stock, for an aggregate purchase price of $5.0 million. The net proceeds to the Company after payment of finders fees, placement fees, legal and accounting expenses was approximately $4.5 million. In connection with the placement of the Series I Preferred Stock, the Company also issued finders warrants to purchase an aggregate of 131,695 shares of Common Stock at an exercise price equal to $4.46.

      The Series I Preferred Stock was convertible into Common Stock after August 6, 2000. Upon conversion, holders were entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the Series I Preferred Stock ($10,000 per share), plus accrued and unpaid dividends (unless the Company elected to pay dividends in cash) by $4.46 (subject to adjustments upon occurrence of certain dilutive events). The dividends payable upon conversion were equal to 7% of the stated value of the Series I Preferred Stock per annum in cash or by accretion to the Stated Value, at the Company’s discretion subject to limited exceptions. The Series I Preferred Stock could not be converted until after August 6, 2000 and then at the fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders could request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elected not to redeem the shares, the conversion price converted to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for the 30 trading days preceding the conversion date) at the time of conversion. The Series I Preferred Stock could be converted by holders in accordance with these terms any time prior to May 9, 2003, and would automatically convert on such date. In the event of liquidation, dissolution or winding up of the Company prior to the conversion of the Series I Preferred Stock, holders of the Series I Preferred Stock would be entitled to receive an amount equal to the stated value per share before any distribution could be made to the holders of any junior securities but after any distribution was made to holders of senior securities. During 2001, 82 shares of the Series I Convertible Preferred Stock were converted into 689,106 shares of

Common Stock, prior to the exchange and redemption of the remaining 418 shares in December 2001. During 2001 and 2000, approximately $283,000 and $224,000, respectively, of the 7% dividends payable upon conversion had been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

      The related common stock purchase warrants issued to the investor in connection with the Series I Preferred Stock private placement, were exercisable for shares of Common Stock for an exercise price of $4.46 per share. The warrants would have expired on May 9, 2005.

      During the year ended December 29, 2000, the Company recorded a deemed dividend of approximately $571,000 for the intrinsic value of the beneficial conversion option under the terms of the Series I Preferred Stock. The deemed dividend includes an allocation of the proceeds to the relative fair value of the warrants of approximately $285,500, and the intrinsic value of the beneficial conversion of approximately $285,500.

      All of the shares of the Series I Convertible Preferred Stock and the related common stock purchase warrants were redeemed and exchanged on December 13, 2001 as described above, and no shares of the series remain outstanding.

     D. Reverse Stock Split

      On June 30, 1999 the Company effectuated a one for ten reverse common stock split. The reverse stock split and a reduction in the authorized shares of common stock to twenty million were approved at the June 7, 1999 Annual Meeting of Stockholders. Each stockholder of ten shares of common stock on June 30, 1999 was entitled to one share of common stock in connection with the reverse split. A cash payment was paid in lieu of fractional shares. Accordingly, except for the presentation in the accompanying consolidated balance sheets and statements of changes in stockholders’ equity, the Company has restated all share and per share data for all periods presented to reflect the change in capital structure.

     E. 1998 Convertible Preferred Stock

      On August 27, 1998, the Company completed a private placement of 7,500 units of $1 par, 1998 Convertible Preferred Stock and related common stock purchase warrants. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $6,975,000. The additional capital was primarily raised to fund construction and start-up costs of the HEARx West centers.

      The 1998 Convertible Preferred Stock ranks prior to all of the Company’s Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1998 Convertible Preferred, junior to the Company’s 1997 Convertible Preferred Stock (none of which remains outstanding) and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1998 Convertible Preferred. Upon conversion the 1998 Convertible Preferred holders are entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Convertible Preferred ($1,000 per share) so converted plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock five of twenty days prior to conversion, and $18.00 ( the closing bid price at the date of issuance, subject to adjustment upon occurrence of certain dilutive events including the reverse split described above). The premium payable upon conversion is equal to 8% of the stated value of 1998 Convertible Preferred from the date of issuance until one year following such date, and increased by 0.5% each year, commencing on the date which was one year following the date of issuance. The 1998 Convertible Preferred may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Convertible Preferred, holders of 1998 Convertible Preferred will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common

Stock until holders of 1998 Convertible Preferred shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such stated value for the period from the date of issuance until the date of final distribution. During 2001, 2000 and 1999, 638, 1,800 and 185 shares of the 1998 Convertible Preferred, respectively, plus accrued dividends of $ 140,255, $216,926 and $16,156, respectively, were converted into 699,413, 517,989 and 44,712 shares of the Company’s Common Stock, respectively. In addition, during 2001, 100 shares of the 1998 Convertible Preferred plus accrued dividends of $30,947 was redeemed for cash of approximately $139,000. During 2001, 2000 and 1999 approximately $524,000, $543,000 and $655,000, respectively, of the conversion premium has been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

      For each unit of 1998 Convertible Preferred purchased, each investor received warrants to acquire 7.5 shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $18.00 per share. The warrants will expire on August 27, 2003. In connection with this transaction, the Company issued an additional 56,250 warrants with an exercise price of $18.00 to certain individuals as finder’s fees for the placement of the 1998 Convertible Preferred with investors. All related warrants remain outstanding as of December 29, 2001.

     F. 1997 Convertible Preferred Stock

      The 1997 Convertible Preferred Stock ranked prior to all of the Company’s Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1997 Convertible Preferred, and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1997 Convertible Preferred. The 1997 Convertible Preferred Stock bore a cumulative premium of 6%, payable in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders were entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chose to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $50.00, or (ii) 85% of the average of the closing bid prices for shares of Common Stock for the ten day trading period immediately prior to conversion. The 1997 Convertible Preferred Stock was convertible by holders beginning August 15, 1997 and at any time prior to March 17, 2000 and must have been converted on that date. During 2000 and 1999 1,000 and 4,209, shares of the 1997 Convertible Preferred Stock plus accrued dividends of $175,397 and $552,743, were converted into 299,214 and 1,098,906, shares of the Company’s Common Stock, respectively. All shares of the 1997 Convertible Preferred Stock had been converted before December 29, 2000. During 2000 and 1999 approximately $9,000 and $166,000, respectively, of the 6% conversion premium had been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

      In connection with the 1997 Convertible Preferred Stock, the Company issued 85,000 warrants with an exercise price of $50.00 and 75,000 five-year warrants with an exercise price of $20.00 to purchase shares of the Company’s Common Stock. These warrants were issued to certain individuals as finder’s fees for the placement of the preferred shares with investors. As of December 29, 2001 59,500 warrants remain outstanding.

     G. Shareholder Rights Plan

      On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock was declared, and payable to the stockholders of record on December 31, 1999. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009.

      Following the acquisition of 15% or more of the Company’s Common Stock by a person or group without the prior approval of the Board of Directors, the holders of the Rights (other than the acquiring person) will be entitled to purchase shares of Common Stock (or Common Stock equivalents) at one-half the then current market price of the Common Stock, or at the election of the Board of Directors, to exchange each Right for one share of the Company’s Common Stock (or Common Stock equivalent). In the event of a merger or other acquisition of the Company without the prior approval of the Board of Directors, each Right will entitle the holder (other than the acquiring person), to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The Company will be able to redeem the Rights at $0.01 per Right at any time until a person or group acquires 15% or more of the Company’s Common Stock. The Board of Directors specifically exempted the pending Helix transaction from the operation of the Plan.

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

     H. Warrants

      No warrants were exercised in 2001.

      The aggregate number of common shares reserved for issuance upon the exercise of warrants is 462,383 as of December 29, 2001. The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price

59,500	2002	$50.00

57,712	2003	12.50

30,000	2001	6.30

65,975	2003	20.00

112,501	2003	18.00

5,000	2002	30.00

131,695	2005	2.46

462,383

     I. Aggregate and Per Share Cumulative Preferred Dividends

      As of December 29, 2001 and 2000, the aggregate and per share amount of arrearages in cumulative preferred dividends/premiums were $1,521,000 and $1,387,000 and $.11/share and $.12/share, respectively.

6. Stock Plans

      The Company has the following stock plans:

     A. Employee Stock Option Plans

      In 1987, the Company established the 1987 Stock Option Plan. It is administered by the Company’s Board of Directors. A maximum of 250,000 shares of Common Stock were authorized for issuance under this plan. All employees of the Company, other than its then principal stockholder (Dr. Paul A. Brown) were eligible to receive options under this plan at the sole discretion of the Board of Directors. Both incentive and non-incentive stock options could be granted. This plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not affect the outstanding options which shall remain in full force as if the plan had not expired.

      In 1995, the Company established the 1995 Flexible Stock Plan. It is also administered by the Company’s Board of Directors. An original maximum of 250,000 shares of the Company’s Common Stock were authorized for issuance under this plan. On June 6, 2000 the shareholders approved an increase of 500,000 shares of the Company’s stock available under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. Currently an aggregate of 4,895 shares remain as authorized but not yet subject to a plan grant under the plan. All employees of the Company are eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors.

      On October 24, 2001 and December 14, 1999 the Board of Directors approved the issuance of non-qualified stock options to purchase 300,000 and 213,246 shares of the Company’s Common Stock for $.77 and $3.88 per share, respectively, to certain officers of the Company. These grants are independent of the Company’s 1987 and 1995 stock option plans and are to be funded on exercise from shares of treasury stock.

      As of December 29, 2001, 338 employees of the Company held options permitting them to purchase an aggregate of 1,574,222 shares of Common Stock at prices ranging from $.77 to $30.00 per share. Options are exercisable for periods ranging from four to nine years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

      The following table summarizes the transactions of the Company’s employee stock option plans:

	Year Ended

	December 29, 2001		December 29, 2000		December 31, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	873,957	$5.42	764,194	$5.78	464,718	$7.19

Granted	758,830	$1.04	152,360	$4.12	342,256	$4.17

Exercised	35	$2.00	1,600	$2.09	1,360	$2.10

Forfeited and cancelled	58,530	$5.17	40,997	$7.42	41,420	$8.45

Outstanding at end of year	1,574,222	$3.32	873,957	$5.42	764,194	$5.78

Exercisable at end of year	862,388		452,214		345,921

Weighted average fair value of options granted during year	$0.80		$3.43		$2.96

      The following table summarizes information about fixed employee stock options outstanding at December 29, 2001:

		Weighted
		Average	Weighted	Options	Weighted
		Remaining	Average	Exercisable	Average
	Options	Contractual	Exercise	At December	Exercise
Range of Exercise Price	Outstanding	Life	Price	29, 2001	Price

$ .77 – $ 2.00	794,880	7.4	$1.09	346,230	$.93

$2.10 – $ 5.40	442,171	5.2	$4.00	208,950	$4.10

$5.41 – $ 8.75	320,491	4.8	$7.27	291,448	$7.38

$8.75 – $30.00	16,680	5.0	$15.69	15,760	$15.70

	1,574,222			862,388

      The stock options are exercisable in the following years:

2002	1,095,831

2003	222,110

2004	144,370

2005	111,911

1,574,222

      SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company’s employee stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively, no dividends, expected volatility of 93%, 89% and 89%; risk-free interest rates of 4.66%, 5.12% and 6.65% and expected lives ranging from 5 to 10 years.

      Under accounting provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to pro forma amounts indicated below:

	2001	2000	1999

Net Loss applicable to Common Stockholders

As reported	$(9,441,736)	$(4,663,498)	$(4,825,283)

Pro forma	$(10,200,000)	$(5,591,000)	$(5,896,000)
Loss per share — basic and diluted

As reported	$(0.72)	$(0.39)	$(0.45)

Pro forma	$(0.78)	$(0.47)	$(0.55)

     B. Non-Employee Director Plan

      In April 1993, the stockholders of the Company approved the adoption of the HEARx Ltd. Non-qualified Stock Option Plan for Non-Employee Directors (“Directors Plan”). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors and promote long-term stockholder value by granting stock options to non-employee directors. Grants cannot exceed 50,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003. Under the plan, each non-employee director may be granted 1,500 options each year. The option price is the fair market value of the Company’s shares at the date of grant.

      As of December 29, 2001, three directors hold options as follows: 3,000 shares at $ 3.40, 4,500 at $4.00, 4,500 shares at $5.00, 4,500 shares at $ 6.875, 16,500 at $7.50, and 4,500 shares at prices ranging from $12.50 to $58.75 per share.

     C. Stock Bonus Plan

      The Board of Directors adopted a Stock Bonus Plan (“Bonus Plan”). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 50,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company’s strategic objectives. At present there are nine senior management personnel eligible to participate. No shares were issued in 2001, 2000, or 1999.

7. Major Customers and Suppliers

      During 2001 and 1999, the Company did not have sales totaling 10% or more of the total net sales to a single customer. In 2000, the Company had sales totaling $ 5.7 million or 10.2% of net sales to a single customer, Kaiser Permanente Health Plan.

      During 2001, 2000 and 1999, the Company purchased approximately 94.9%, 79.2%, and 70.8% of all hearing aids sold by HEARx from Siemens. As described in Note 3, on December 7, 2001, the Company entered into a supply agreement with Siemens with an initial five year term, whereby, the Company agreed to minimum purchase levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

8. Related Party Transactions

      On January 6, 1999 HEARx West entered into a capitation contract with an affiliate (the “Kaiser Plan”) of its minority owner, the Permanente Federation LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2001, 2000 and 1999 approximately $1,943,000, $5,722,000 and $4,308,000 of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.

      On July 31, 1999, the Company entered into an asset purchase agreement with an individual who is employed as the Company’s California Division Manager. Under the terms of this agreement, the Company purchased equipment for consideration of approximately $100,000 and a customer list for consideration of approximately $382,000. Consideration included cash of $75,000, a $325,000 promissory note payable to the individual, and assumed trade payables of approximately $82,000.

9. Income Taxes

      The Company has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes.

      Deferred tax assets (liabilities) are comprised of the following:

	December

	2001	2000

Depreciation	$422,000	$37,000

Allowance for doubtful accounts	93,000	103,000

Joint venture	(931,000)	(207,000)

Other	269,000	370,000

Net operating loss carryforward	26,463,000	25,112,000

	26,316,000	25,415,000

Less valuation allowance	(26,316,000)	(25,415,000)

Net deferred tax asset	$—	$—

      At December 29, 2001 the Company had net operating loss carryforwards of approximately $ 70,000,000 for tax reporting purposes. The losses are available for carryforward for fifteen and twenty year periods and will expire beginning in 2002. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

10. Note Receivable and Subsequent Events

      On November 16, 2001, HEARx loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note is secured by substantially all of the assets of NECP, bears interest at a rate of 12% per annum and matures on November 16, 2002. On January 10, 2002, HEARx loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002 HEARx and Helix entered into a subscription agreement pursuant to which HEARx purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix.

11. Commitments and Contingencies

      The Company established the HEARx Ltd. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $45,800, $45,400 and $42,400 for the years ended December 29, 2001, December 29, 2000 and December 31, 1999, respectively.

      Effective December 14, 1999 the Company entered into five year employment agreements with certain of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.

12. Quarterly Financial Data (Unaudited)

Year Ended	First	Second	Third	Fourth
December 29, 2001	Quarter	Quarter	Quarter	Quarter

Net Revenues (a)	$12,488,191	$11,341,188	$12,370,798	$12,595,933

Operating Expenses	15,436,835	14,037,415	13,100,630	14,420,580

Loss from Operations	(2,948,644)	(2,696,227)	(729,832)	(1,824,647)

Interest Income (a)	46,574	54,290	73,919	47,566

Net Loss applicable to Common stockholders	(3,113,224)	(2,995,535)	(1,157,723)	(2,175,254)

Earnings per share	(.25)	(.23)	(.09)	(.15)

Year Ended	First	Second	Third	Fourth
December 29, 2001	Quarter	Quarter	Quarter	Quarter

Net Revenues (a)	$13,081,825	$15,101,443	$13,242,307	$14,689,257

Operating Expenses	13,797,022	15,596,502	14,306,798	15,996,496

Loss from Operations	(715,197)	(495,059)	(1,064,491)	(1,307,239)

Interest Income (a)	39,942	72,973	104,725	76,492

Net Loss applicable to Common stockholders (b)	(819,495)	(596,898)	(1,227,839)	(2,019,217)

Earnings per share	(.07)	(.05)	(.10)	(.17)

(a)	Net revenues for the first, second, and third quarters of both 2001 and 2000 differ from net revenues reported in the corresponding quarterly financial statements in Form 10-Q due to the reclassification of interest income from net revenues to non-operating income.

(b)	net loss applicable to common stockholders for the fourth quarter of 2000 includes a deemed dividend of approximately $571,000 recorded as a result of implementing EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments.”

13. Fair Value of Financial Instruments

      SFAS 107 requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company’s management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows. SFAS 107 excludes certain financial instruments from its disclosure requirements, such as leases. In addition, disclosure of fair value estimates are not required for nonfinancial assets and liabilities, such as fixed assets, intangibles and anticipated future business. As a result, the following fair values are not comprehensive and therefore do not reflect the underlying value of the Company.

      The following methods and assumptions were used in estimating fair value disclosure for financial instruments:

      Cash and Cash Equivalents — the carrying amounts reported in the consolidated balance sheets approximate those assets’ fair value due to the short term nature of these assets.

      Investment Securities — the carrying amounts reported in the consolidated balance sheets approximate those assets’ fair value (Note 2).

      Accounts and Notes Receivable — the carrying amounts reported in the consolidated balance sheets approximate those assets’ fair value due primarily to the short term nature of these assets.

      Accounts Payable and Accrued Expenses — the carrying amounts reported in the consolidated balance sheets approximate those liabilities’ fair value, due primarily to the short term nature of these liabilities.

      Long-Term Debt — the carrying amounts reported in the consolidated balance sheets approximate those liabilities fair value, as current borrowing rates approximate the actual fixed interest rates of these liabilities.

14. Recent Accounting Pronouncements

      In June 2001, the FASB finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company’s previous business combinations were accounted for using the purchase method. The impact of the adoption of SFAS 141 and SFAS 142 on the Company’s financial position and results of operations is not expected to be material.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed Of,” and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations is not expected to be material.

HEARx Ltd.

Schedule II — Valuation and Qualifying Accounts

	Balance at				Balance at
	Beginning				End Of
	Of Period	Additions	Deductions		Period

December 29, 2001

Allowance for doubtful accounts	$212,657	$125,206	$(152,049	)(1)	$185,814

Allowance for sales returns	$772,976		$(272,196)		$500,780

December 29, 2000

Allowance for doubtful accounts	$535,609	$377,500	$(700,452	)(1)	$212,657

Allowance for sales returns	$497,412	$275,564			$772,976

December 31, 1999

Allowance for doubtful accounts	$588,509	$568,135	$(621,035	)(1)	$535,609

Allowance for sales returns	$300,708	$196,704			$497,412

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers

      The information required by this Item for directors is set forth in the Company’s 2002 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

      The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.     Executive Compensation

      The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is set forth in the Company’s 2002 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is set forth in the Company’s 2002 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Report on Form 8-K

      (a) (1) The following financial statements are filed as part of this report:

                 (i) Consolidated Balance Sheets as of December 29, 2001 and December 29, 2000.

(ii)	Consolidated Statements of Operations for the years ended December 29, 2001, December 29, 2000 and December 31, 1999.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 29, 2001, December 29, 2000 and December 31, 1999.

(iv)	Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 29, 2000 and December 31, 1999.

                 (v) Notes to Consolidated Financial Statements

           (2) The following financial statement schedules are filed as part of this report and are contained on page 53.

Schedule II Valuation and Qualifying Accounts

(3) Exhibits

2.1[11]	Amended and Restated Merger Agreement, dated November 6, 2001 between HEARx Ltd. and Helix Hearing Care of America Corp. [2.1]

3.1[1]	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preference and rights of certain preferred stock of the Company. [3]

3.2[2]	Amendment to Restated Certificate of Incorporation [3.1A]

3.3[3]	Certificate of Designations, Preference and Rights of the Company’s 1997 Convertible Preferred Stock [3]

3.4	Amended and Restated By-Laws of HEARx, Ltd.

3.5[6]	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock. [3]

3.6[8]	Amendment to Restate Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares.

3.7[9]	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock[4]

3.8[10]	Certificate of Designations, Preferences and Rights of the Company’s 2000 Series I Convertible Preferred Stock. [3]

3.10[11]	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock. [3.10]

3.11[12]	Certificate of Designations, Preferences and Rights of the Company’s Series J Preferred Stock. [4.1]

4.1[1]	Securities Purchase Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

4.2[3]	Registration Rights Agreement, dated March 17, 1997, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.2]

4.3[3]	Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share). [4.3]

4.5[4]	Specimen of Certificate representing Common Stock. [4.1]

4.1[6]	Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

4.2[6]	Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto. [4.2]

4.3[6]	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share). [4.3]

4.4[9]	Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock [4]

4.1[10]	Securities Purchase Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto. [4.1]

4.2[10]	Registration Rights Agreement, dated May 9, 2000 between HEARx Ltd. and each purchaser set forth on the signature pages thereto. [4.2]

4.3[10]	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share). [4.3]

9.1[11]	Form of Voting and Exchange Trust Agreement among HEARx Ltd., HEARx Canada Inc., HEARx Acquisition ULC and Computer Share Trust Company of Canada. [9.1]

10.1[4]	Form of Consulting Agreement, dated January 1, 1987, as of June 1, 1986, by and between HEARx Ltd. and each of the members of the Company’s Scientific Advisory Board. [10.1]

10.2[4]	HEARx Ltd. 1987 Stock Option Plan. [10.11]#

10.3[5]	(a) HEARx Ltd. Stock Option Plan for Non-Employee Directors and (b) Form of Option Agreement. [10.35] [10.48]#

10.9[7]	1995 Flexible Employee Stock Plan [4]#

10.10[9]	Executive Employment Agreement, dated December 14, 1999, with Dr. Paul A Brown#

10.11[9]	Executive Employment Agreement, dated December 14, 1999, with Stephen J. Hansbrough#

10.12[13]	Letter of Intent dated April 23, 2001 by and between HEARx Ltd. and Siemens Hearing Instruments, Inc. [10.1]

10.13[11]	Stockholders Agreement, dated July 27, 2001 between each stockholder set forth on the signature pages thereto. [10.8]

10.14[14]	Credit Agreement, dated December 7, 2001, between HEARx ltd. and Siemens Hearing Instruments, Inc. [10.1]

10.15[14]	Security Agreement, dated December 7, 2001, between HEARx Ltd. and Siemens Hearing Instruments, Inc. [10.2]

10.16[14]	Supply Agreement, dated December 7, 2001 between HEARx Ltd. and Siemens Hearing Instruments, Inc. [10.3]

10.17[12]	Exchange and Redemption Agreement, dated December 4, 2001 between HEARx Ltd. and Advantage Fund II Ltd. [10.1]

10.18[12]	Escrow Agreement, dated December 13, 2001, by and among HEARx Ltd., Advantage Fund II Ltd. and American Stock Transfer & Trust Company, as Escrow Agent. [10.2]

10.19[12]	Registration Rights Agreement, dated December 13, 2001, between HEARx Ltd and Advantage Fund II Ltd. [10.3]

10.20[12]	Release, dated December 13, 2001, between HEARx Ltd. and Advantage Fund II Ltd. [10.4]

21	List Subsidiaries

23	Consent of Independent Certified Public Accountants.

1	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 17, 1996,as the exhibit number indicated in brackets, and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 26, 1997, as the exhibit number indicated in brackets, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Registration Statement on Form S-18 (Registration No. 33-17041-NY) as the exhibit number indicated in brackets, and incorporated by reference herein.

5	Filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-18, as the exhibit number indicated in brackets, and incorporated by reference herein.

6	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s 1995 Proxy Statement, as the exhibit number indicated in brackets, and incorporated by reference herein.

8	Filed as an exhibit to the Company’s Quarterly Report on Form 10Q for the period ending July 2, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Current Report on Form 8-K, December 17,1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Current Report on Form 8-K, May 9, 2000 as the exhibit number indicated in brackets, and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 as the exhibit number indicated in brackets, and incorporated by reference herein.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K, December 26, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference.

14	Filed as an exhibit to the Company’s Current Report on Form 8-K, December 26, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference.

#	Denotes compensatory plan or arrangement for Company Officer or Director.

      (b) Reports on Form 8-K :

A current report on Form 8-K, dated December 13, 2001, was filed with the Securities and Exchange Commission on December 26, 2001, in which the Company reported it completed a transaction involving an exchange and redemption of certain of its outstanding convertible preferred stock.

A current report on Form 8-K, dated December 7, 2001, was filed with the Securities and Exchange Commission on December 26, 2001, in which the Company reported it entered into a Credit Agreement with Siemens Hearing Instruments, Inc pursuant to which the Company obtained a $51,875,000 secured credit facility from Siemens. In connection with the Credit Facility, the Company and Siemens entered into a Supply Agreement dated as of December 7, 2001 pursuant to which the Company agreed to purchase from Siemens a certain portion of the Company’s requirements of hearing aids for a period of ten years (an initial five year term and a five year renewal term) at specified prices.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARX LTD.
(Registrant)

By:	/s/ PAUL A. BROWN, M.D.

Paul A. Brown, M.D.
Chairman of the Board

Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. BROWN, M.D. Paul A. Brown, M.D.	Chairman of the Board Chief Executive Officer And Director	March 29, 2002

/s/ STEPHEN J. HANSBROUGH Stephen J. Hansbrough	President, Chief Operating Officer and Director	March 29, 2002

/s/ JAMES W. PEKLENK James W. Peklenk	Vice President — Finance and Chief Financial Officer	March 29, 2002

/s/ DAVID J. MCLACHLAN David J. McLachlan	Director	March 29, 2002

/s/ THOMAS W. ARCHIBALD Thomas W. Archibald	Director	March 29, 2002

/s/ JOSEPH L. GITTERMAN III Joseph L. Gitterman III	Director	March 29, 2002