Form 10-Q
period 2002-03-30
HEARX LTD
filed 2002-05-06
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes No

On April 30, 2002, 15,540,743 shares of the Registrant’s Common Stock were outstanding.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Balance Sheets March 30, 2002 and December 29, 2001	3

		Consolidated Statements of Operations Three months ended March 30, 2002 and March 31, 2001	4

		Consolidated Statements of Cash Flows Three months ended March 30, 2002 and March 31, 2001	5

		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II.	OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds	17

	Item 6.	Exhibits and Reports on Form 8-K	18-19

		Signatures	20

HEARx Ltd.
Consolidated Balance Sheets

	March 30,	December 29,
	2002	2001

	(unaudited)	(audited)
ASSETS

Current assets:

Cash and cash equivalents	$3,779,869	$5,561,608

Investment securities	150,000	150,000

Accounts and notes receivable, less allowance for doubtful accounts of $194,636 and $185,814	2,658,423	3,965,491

Inventories	438,873	504,762

Prepaid expenses and other	769,986	855,052

Total current assets	7,797,151	11,036,913

Property and equipment – net	6,532,500	6,835,643

Investment in affiliated company (Notes 1 and 3)	2,653,680	—

Note receivable (Note 3)	—	700,000

Deposits and other	2,838,500	2,768,966

	$19,821,831	$21,341,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$6,778,943	$6,871,124

Accrued salaries and other compensation	675,189	890,985

Current maturities of long term debt	2,486,593	2,492,313

Dividends payable	1,556,983	1,521,053

Total current liabilities	11,497,708	11,775,475

Long term debt, less current maturities	7,720,545	8,750,999

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock:

(Aggregate liquidation preference $8,449,983 and $8,628,053) $1 par, 2,000,000 shares authorized

Series J (233 & 233 shares outstanding)	233	233

Series H Junior Participating (0 shares outstanding)	—	—

1998 Convertible (4,563 & 4,777 shares outstanding)	4,563	4,777

Total preferred stock	4,796	5,010

Common stock: $.10 par; 20,000,000 shares authorized; 14,559,403 and 14,559,403 shares issued 1,500,000 and 0 shares to be issued	1,605,940	1,455,940

Stock subscription	(412,500)	(412,500)

Additional paid-in capital	92,614,939	91,438,475

Accumulated deficit	(90,741,241)	(89,188,436)

Accumulated other comprehensive income (Note 1)	15,085	—

Treasury stock, at cost: 518,660 & 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	603,578	815,048

	$19,821,831	$21,341,522

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Operations
Three Months Ended March 30, 2002 and March 31, 2001

	March 30,	March 31,
	2002	2001

	(unaudited)	(unaudited)

Net Revenues	$12,010,016	$12,488,191

Operating costs and expenses:

Cost of products sold	3,405,098	4,266,578

Center operating expenses	6,759,936	7,962,512

General and administrative expenses	2,386,551	2,565,702

Depreciation and amortization	523,598	642,043

Total operating costs and expenses	13,075,183	15,436,835

Loss from operations	(1,065,167)	(2,948,644)

Non-operating income (expense):

Interest income	22,066	46,574

Interest expense	(280,230)	(9,919)

Loss before equity in loss of affiliated company	(1,323,331)	(2,911,989)

Equity in loss of affiliated company	(61,405)	—

Net loss	(1,384,736)	(2,911,989)

Dividends on preferred stock	(168,069)	(201,235)

Net loss applicable to common stockholders	$(1,552,805)	$(3,113,224)

Net loss per common share — basic and diluted	$(0.11)	$(0.25)

Weighted average number of shares of common stock outstanding	14,057,243	12,505,430

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Consolidated Statements of Cash Flows
Three Months Ended March 30, 2002 and March 31, 2001

	March 30,	March 31,
	2002	2001

	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(1,384,736)	$(2,911,989)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	523,598	642,043

Provision for doubtful accounts	39,750	75,750

Loss on disposition of equipment	911	10,672

Equity in loss of affiliated company	61,405	—

Compensation expense from issuance of capital stock	40,250	—

(Increase) decrease in:

Accounts and notes receivable	1,267,318	485,308

Inventories	65,889	(16,992)

Prepaid expenses and other	91,344	(415,944)

Increase (decrease) in:

Accounts payable and accrued expenses	(92,181)	213,076

Accrued salaries and other	(215,796)	(354,012)

Net cash provided by (used in) operating activities	397,752	(2,272,088)

Cash flow from investing activities:

Purchase of property and equipment	(199,240)	(988,758)

Issuance of note receivable to affiliated company	(2,000,000)	—

Cost of pending merger	(97,937)	—

Net cash used in investing activities	(2,297,177)	(988,758)

Cash flows from financing activities:

Proceeds from issuance of:

Long-term debt	—	252,014

Principal payments: Long-term debt	(1,036,174)	(77,243)

Proceeds from issuance common stock	1,500,000	—

Dividends paid on preferred stock	(45,047)	—

Redemption of preferred stock	(301,093)	—

Net cash provided by financing activities	117,686	174,771

Net decrease in cash and cash equivalents	(1,781,739)	(3,086,075)

Cash and cash equivalents at beginning of period	5,561,608	4,250,413

Cash and cash equivalents at end of period	$3,779,869	$1,164,338

Supplemental disclosure of non-cash investing and financing activities:

Purchase of investment in affiliated company by exchanging notes receivable from affiliated company	$2,700,000	$—

See accompanying notes to the consolidated financial statements

HEARx Ltd.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2001.

1. Summary of Significant Accounting Policies

Helix Transaction

On July 27, 2001, HEARx and Helix Hearing Care of America Corp., a Canadian corporation (“Helix”), signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 128 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The boards of directors of both companies have approved the transaction. The transaction is now subject to approval by the stockholders of both HEARx and Helix and by the Canadian courts. HEARx has filed a registration statement/proxy statement on Form S-4 with the U.S. Securities and Exchange Commission relating to the Helix transaction and the Form S-4 is currently undergoing the SEC review process. The transaction is expected to close before the end of the second quarter of 2002. See Note 3, which describes certain significant transactions between HEARx and Helix.

Investment in Affiliated Company

HEARx owns approximately 10.5 percent of the common stock of Helix. HEARx accounts for this investment using the equity method because it has the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the intended use of certain proceeds of HEARx’s credit facility with Siemens Hearing Instruments, Inc. to repay certain debts of Helix (see Note 6 below). Under the equity method, the Company records its proportionate share of profits and losses of the affiliated company based on its percentage interest in the affiliated company. HEARx reviews the carrying value of this investment, including the difference between the cost of the investment and the amount of HEARx’s underlying equity in the net assets of Helix, for possible impairment due to other than temporary declines in value, such as the absence of ability to recover the carrying amount of the investment, or a current fair value of the investment that is less than its carrying amount.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

HEARx Ltd.
Notes to Consolidated Financial Statements

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	March 30,	March 31,
	2002	2001

Comprehensive income (loss):

Net loss for period	$(1,384,736)	$(2,911,989)

Other comprehensive income:

Foreign currency translation adjustments	15,085	—

Comprehensive loss for the period	$(1,369,651)	$(2,911,989)

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified in order to conform to the 2002 presentation.

Segment

The Company’s operations are organized by centers into three geographic regions, the Northeast, Florida and California. These regions comprise one operating segment. Net revenues and income (loss) from operations at center level by region are as follows:

	Northeast	Florida	California	Corporate	Total

Net Revenues

1st Quarter 2002	$3,157,000	$4,752,000	$4,101,000		$12,010,000
1st Quarter 2001	2,728,000	5,318,000	4,442,000		12,488,000

Income (Loss) from Operations

1st Quarter 2002	562,000	1,015,000	268,000	(2,910,000)	(1,065,000)
1st Quarter 2001	(679,000)	452,000	483,000	(3,204,000)	(2,948,000)

Income (loss) from operations at the center level are computed before general and administrative expenses and depreciation/amortization. Center operations’ depreciation amounted to $347,000 and $453,000 for the three months ended March 2002 and 2001 respectively. Center operations’ capital expenditures amounted to $159,000 in the first quarter of 2002 compared to $540,000 in the first quarter of 2001. Aggregate identifiable assets of center operations at March 30, 2002 and March 31, 2001 were $ 6,011,000 and $7,424,000, respectively.

2. Stockholders’ Equity

Conversion of Preferred Stock into shares of Common Stock

During the quarter ended March 30, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium of approximately $17,000 were redeemed for cash of approximately $301,000.

Common Stock

During the quarter ended March 30, 2002, no warrants or employee stock options were exercised.

HEARx Ltd.
Notes to Consolidated Financial Statements

Private Placement

On March 29, 2002, the Company closed on a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase stock warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company has undertaken to register the common stock for resale later this year.

All members of the board of directors of HEARx participated in the private placement, purchasing 805,000 of the 1,500,000 shares of common stock. Because the shares were sold at a $0.05 per share discount to the quoted market price of $1.05 per share, additional compensation expense of approximately $40,000 was incurred for the quarter ended March 30, 2002. The fair value of the warrants was not significant.

3. Investment in Affiliated Company

On November 16, 2001, HEARx loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% (6% at December 29, 2001) per annum and originally matured on November 16, 2002. On January 10, 2002, HEARx loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002 HEARx and Helix entered into a subscription agreement pursuant to which HEARx purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, HEARx became an approximate 10.5 percent owner of Helix common shares. HEARx is accounting for this investment using the equity method. At March 30, 2002, the carrying amount of the investment was approximately $2,654,000. The difference of approximately $1,273,000 between the carrying amount of the investment and the amount underlying the equity in Helix’s net assets is accounted for as goodwill. Approximately $61,400 was recorded as equity in loss of affiliated company for the three months ended March 30, 2002, representing HEARx’s equity in the net loss of Helix from the January 14, 2002 acquisition date through February 28, 2002, the end of Helix’s first quarter. As of March 30, 2002, the aggregate value of the investment based on the quoted market price of Helix’s common stock was approximately $1,700,000.

4. Intangible Assets

At both March 30, 2002 and December 29, 2001, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of customer lists, was $1,443,000, and the accumulated amortization was approximately $530,000 and $508,000, respectively. For each three month period ended March 30, 2002 and March 31, 2001, the aggregate amortization expense for these assets was approximately $22,000. At March 30, 2002, the estimated amortization expense for the next five fiscal years is approximately: 2002 — $88,000, 2003 — $86,000, 2004 — $86,000, 2005 - $86,000, 2006 — $86,000, and thereafter — $481,000.

5. Recent Accounting Pronouncements

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

HEARx Ltd.
Notes to Consolidated Financial Statements

goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company’s previous business combinations were accounted for using the purchase method. The Company adopted SFAS 141 and 142 during the quarter ended March 30, 2002, which included reassessing the useful lives of other intangible assets. The impact of the adoption of SFAS 141 and SFAS 142 on the Company’s financial position and results of operations was not material.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations was not material.

6. Subsequent Events

On April 30, 2002, the Company, Helix and each of Helix’s direct and indirect subsidiaries entered into a credit agreement pursuant to which the Company agreed to extend to Helix up to $9.42 million in senior secured term loans. Borrowings under the credit facility are secured by a first priority security interest in substantially all of the assets of Helix and its direct and indirect subsidiaries. In addition, Steve Forget, President and Chief Executive Officer of Helix, has pledged all of his partnership interest in Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. to HEARx as further security for the credit facility.

Funds under the credit facility may be advanced at the request of Helix from time to time after Helix has satisfied the initial conditions to closing and prior to June 30, 2002. The outstanding balance under the credit facility will bear interest at a rate per annum equal to the prime rate as announced from time to time by Citibank, N.A. plus one percent. The outstanding principal and interest is due and payable on the final maturity date of August 9, 2003. The facility may be prepaid in whole or in part at any time without penalty. Before August 9, 2003, the credit facility requires mandatory repayments in the amount of 25% of the proceeds of a sale of assets or an issuance of equity securities, and annually in the amount of 20% of Helix’s excess cash flow.

The credit agreement contains loan covenants customary for a credit facility of this size and nature, including limitations on the amount of annual capital expenditures by Helix, the incurrence by Helix of additional debt or the issuance by Helix of additional equity. The credit agreement provides for the suspension of access to further funds and the repayment of all then outstanding loans under the agreement in the event of a material adverse change in Helix or its subsidiaries, a change in control of Helix or a termination of the merger agreement with the Company. If an event of default occurs because of a termination of the merger agreement as a result of a change or withdrawal of the

HEARx Ltd.
Notes to Consolidated Financial Statements

recommendation of the arrangement by the HEARx board or a breach by HEARx of its representations, warranties or covenants in the merger agreement, Helix will have a 365-day grace period before HEARx can accelerate the loan or realize upon the collateral. In all other cases of an event of default resulting from termination of the merger agreement, Helix will have a 180-day grace period. Neither grace period will extend the final maturity date. The Company anticipates that it will fund the loans under the credit agreement through its previously announced credit facility with Siemens Hearing Instruments, Inc.

Helix may use the funds available under the credit facility only for the purposes stated to repay all of Helix’s existing convertible debt and portions of its non-convertible debt, to pay fees and transaction costs relating to the arrangement and the remainder, if any, for working capital.

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

HEARx intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services. The Company plans on expanding its hearing care center network through the completion of the Helix transaction (described below) and the continuing expansion of HEARx West LLC, its joint venture.

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

The Company has capitation contracts with certain health care organizations under which the Company is paid an amount for each enrollee of the health maintenance organization to provide to the enrollee a once every three years credit on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. The Company defers recognition of capitation revenue until the earlier of the actual utilization by the member populations of the benefit, or the end of the contract term.

Sales returns

HEARx provides all patients purchasing hearing aids with a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

Estimates

HEARx’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

RESULTS OF OPERATIONS

For the three months ended March 30, 2002 compared to the three months ended March 31, 2001

Net revenues decreased $478,175, or 3.8%, to $12,010,016 in the first quarter of 2002 from $12,488,191 in the comparable quarter of 2001. The decrease in revenues resulted primarily from the decrease in revenues for the Company’s Florida and California centers which was offset by the increase in revenues for the Northeast centers. Net revenues in Florida and California combined decreased $907,000, or 9.3%, to $8,853,000 for the three months ended March 30, 2002 from $9,760,000 for the comparable period of 2001, offset by the increase in net revenues in the Northeast of $429,000, or 15.7%, to $3,157,000 for the three months ended March 30, 2002 from $2,728,000 for the comparable period of 2001. Management believes the decrease in revenues for the first quarter of 2002 as compared with the first quarter of 2001 is the result of the overall downward trend in the nation’s economy. Management believes that the slowing economy has caused the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

Cost of products sold decreased $861,480, or 20.2%, to $3,405,098 in the first quarter of 2002 from $4,266,578 in the comparable quarter of 2001. Approximately $847,000 of the decrease in the cost of products sold is the result of the rebates received from Siemens pursuant to the supply agreement with the Company. Additionally, the decrease in the cost of products sold is a direct result of the decrease in net revenues. The cost of products sold as a percent of net revenues, which was 28.4% and 34.2% for the first quarter of 2002 and 2001, respectively.

Center operating expenses decreased $1,202,576, or 15.1%, to $6,759,936 in first quarter of 2002 from $7,962,512 in the comparable quarter of 2001. This decrease is attributable to the cost reduction program the Company implemented in May 2001. The Company reduced its marketing programs, reducing center advertising expense to $1,449,243, or 12.1% of revenue, in the first quarter of 2002 down from $1,947,746, or 15.7% in the comparable quarter of 2001. Center wages expense also decreased $352,129 or 9.7%, to $3,263,575 in the first quarter of 2002 from $3,615,704 in the comparable quarter of 2001.

General and administrative expenses decreased $179,151, or 7.0%, to $2,386,551 in the first quarter of 2002 from $2,565,702 in the comparable quarter of 2001. This decrease is attributable to the cost reduction program the Company implemented in May 2001. The Company reduced its marketing programs, reducing corporate advertising $65,662 to $126,361 in the first quarter of 2002 compared with $192,023 in the comparable quarter of 2001. Shareholder relations expense decreased $80,696 or 69.2%, to $35,931 in the first quarter of 2002 from $116,627 in the comparable quarter of 2001. This decrease is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 to render services with respect to financial consulting and public relations. No such fees were incurred in 2002. In addition, corporate travel and professional service fees decreased $51,649 and $140,092, respectively, which was offset by an increase of $154,279 in telephone expense. The increase in telephone expense is a direct result of the Company’s full implementation of the national call center and the wide area network.

Depreciation and amortization expense decreased $118,445, or 18.4%, to $523,598 in the first quarter of 2002 from $642,043 in the comparable period of 2001, which was primarily the result of certain equipment becoming fully depreciated during 2001.

Interest income decreased $24,508, or 52.6%, to $22,066 in the first quarter of 2002 from $46,574 in the comparable quarter of 2001. This decrease is attributable to the decline in average interest rates earned primarily on cash and cash equivalents. Interest expense increased $270,311 to $280,230 in the first quarter of 2002 from $9,919 in the comparable quarter of 2001. This increase is attributable to the addition of interest on the line of credit with Siemens, beginning in April 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $2,961,995 to a negative $3,700,557 as of March 30, 2002 from a negative $738,562 as of December 29, 2001. The working capital of negative $3,700,557 includes approximately $1.5 million of dividends payable at March 30, 2002, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash. It also reflects the use of $2,000,000 in cash as a loan to Helix to fund the NECP acquisition in January 2002. See Note 3 of the Notes to Consolidated Financial Statements.

On December 7, 2001, HEARx obtained a $51,875,000 secured credit facility from Siemens Hearing Instruments, Inc. comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). At March 30, 2002, only $9,868,750, representing the Tranche A Loan was outstanding.

The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under an April 23, 2001 agreement (which included a $7.5 million line of credit) (ii) a $2,000,000 loan from HEARx to Helix to fund the NECP acquisition (see Note 3 of the Notes to Consolidated Financial Statements) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding HEARx Series I Convertible Preferred Stock. The Tranche B Loan may be used only for future acquisitions by the Company subject to guidelines established by the credit facility or otherwise agreed to by HEARx and Siemens. The parties intend that the Tranche C Loan will be used for general working capital purposes and the Tranche D Loan will be used primarily in connection with the Helix transaction to retire certain higher interest debt of Helix, most of which is convertible into Helix common shares (see “Recent Developments”). The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature. At March 30, 2002, the Company was in compliance with all such covenants. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal, and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through rebates received from Siemens by HEARx as long as HEARx purchases certain minimum percentages of its requirements of hearing aids from Siemens.

To address a short term cash need during the first quarter of 2002, the Company closed on a $1.5 million private placement of 1.5 million shares of its common stock and 1.5 million three-year common stock purchase warrants on March 29, 2002. The purchasers in this private placement were primarily the Company’s directors. The net proceeds of approximately $1.5 million were used for working capital.

The Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that HEARx can maintain compliance with Siemens’ loan covenants, that the Helix merger arrangement will be consummated or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. In the event the Company needs to raise additional money to fund unexpected cash needs or otherwise to meet requirements, the Company may consider the issuance of additional equity or debt securities. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

Below is a chart setting forth the Company’s contractual cash payment obligations for future fiscal years which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 30, 2002.

	Payments Due by Period

		Less
Contractual		than 1	1–3	4–5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$10,207,000	$2,487,000	$4,752,000	$2,968,000	$—

Operating Leases	14,395,000	3,368,000	6,952,000	3,626,000	449,000

Total Contractual Cash Obligations	$24,602,000	$5,855,000	$11,704,000	$6,594,000	$449,000

Net cash used by operating activities decreased from $2,272,088 in the first quarter of 2001 to net cash provided by operations of $397,752 in the first quarter of 2002. The increase in net cash provided from operating activities was primarily the result of the decease of net loss of approximately $1,500,000 and the change in current assets including accounts and notes receivable from net cash provided of $458,308 in the first quarter of 2001 to net cash provided of $1,267,318 in the first quarter of 2002.

Net cash used by investing activities increased from $988,758 in the first quarter of 2001 to $2,297,177 in the first quarter of 2002. This increase is the result of a $2,000,000 note receivable issued to the Company by Helix in January 2002 for the NECP acquisition, and approximately $98,000 of capitalized merger costs (related to the pending Helix transaction) incurred during the first quarter of 2002 , offset by a decrease of approximately $790,000 in purchases of property and equipment.

Net cash provided by financing activities decreased from $174,771 in the first quarter of 2001 to $117,686 in the first quarter of 2002. This decrease is primarily the result of proceeds of $1,500,000 from the 2002 private placement of common stock, offset by approximately $1 million in repayments under the Siemens Tranche A loan, approximately $301,000 redemption of 1998 Convertible Preferred Stock, and approximately $45,000 of preferred stock dividends paid in cash.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company’s previous business combinations were accounted for using the purchase method. The Company adopted SFAS 141 and 142 during the quarter ended March 30, 2002, which included reassessing the useful lives of other intangible assets. The impact of the adoption of SFAS 141 and SFAS 142 on the Company’s financial position and results of operations was not material.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations was not material.

RECENT DEVELOPMENTS

On April 30, 2002, the Company, Helix and each of Helix’s direct and indirect subsidiaries entered into a credit agreement pursuant to which the Company agreed to extend to Helix up to $9.42 million in senior secured term loans. Borrowings under the credit facility are secured by a first priority security interest in substantially all of the assets of Helix and its direct and indirect subsidiaries. In addition, Steve Forget, President and Chief Executive Officer of Helix, has pledged all of his partnership interest in Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. to HEARx as further security for the credit facility.

Funds under the credit facility may be advanced at the request of Helix from time to time after Helix has satisfied the initial conditions to closing and prior to June 30, 2002. The outstanding balance under the credit facility will bear interest at a rate per annum equal to the prime rate as announced from time to time by Citibank, N.A. plus one percent. The outstanding principal and interest is due and payable on the final maturity date of August 9, 2003. The facility may be prepaid in whole or in part at any time without penalty. Before August 9, 2003, the credit facility requires mandatory repayments in the amount of 25% of the proceeds of a sale of assets or an issuance of equity securities, and annually in the amount of 20% of Helix’s excess cash flow.

The credit agreement contains loan covenants customary for a credit facility of this size and nature, including limitations on the amount of annual capital expenditures by Helix, the incurrence by Helix of additional debt or the issuance by Helix of additional equity. The credit agreement provides for the suspension of access to further funds and the repayment of all then outstanding loans under the agreement in the event of a material adverse change in Helix or its subsidiaries, a change in control of Helix or a termination of the merger agreement with the Company. If an event of default occurs because of a termination of the merger agreement as a result of a change or withdrawal of the recommendation of the arrangement by the HEARx board or a breach by HEARx of its representations, warranties or covenants in the merger agreement, Helix will have a 365-day grace period before HEARx can accelerate the loan or realize upon the collateral. In all other cases of an event of default resulting from termination of the merger agreement, Helix will have a 180-day grace period. Neither grace period will extend the final maturity date. The Company anticipates that it will fund the loans under the credit agreement through its previously announced credit facility with Siemens Hearing Instruments, Inc.

Helix may use the funds available under the credit facility only for the purposes stated to repay all of Helix’s existing convertible debt and portions of its non-convertible debt, to pay fees and transaction costs relating to the arrangement and the remainder, if any, for working capital.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the expected closing of the HEAR-Helix transaction; the Company’s goal of establishing a nationwide center network; expectation concerning the effect of cost control measures; and that funds available under credit facility, current cash, investment securities and revenues from operations sufficient to support the Company’s operational needs. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; the ability of the Company and Helix to successfully consummate the combination; unforeseen capital requirements; trends in market sales; and the success of the HEARx West joint venture with The Permanente Federation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in derivative transactions or issue variable rate debt. The Company does become exposed to foreign currencies as a result of its investment in the common stock of Helix, but such exposure is not significant. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value is subject to changing market interest rates:

		Long-Term Debt
	10.0% notes	8.75% note
	due December 1,	due July 1,
	2006	2004	Other notes

As of March 30, 2002:

Estimated cash inflow (outflow) by year of principal maturity

2002	$(2,300,000)	$(81,000)	$(106,000)

2003	(2,300,000)	(81,000)	(71,000)

2004	(2,300,000)	—	—

2005	(2,300,000)	—	—

2006 and thereafter	(668,000)	—	—

Total	$(9,868,000)	$(162,000)	$(177,000)

Estimated fair value	$(9,868,000)	$(162,000)	$(177,000)

Carrying value	$(9,868,000)	$(162,000)	$(177,000)

Part II – Other Information

Item 2. Changes in Securities and Use of Proceeds

Preferred Stock Conversion

During the quarter ended March 30, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium or approximately $17,000, were redeemed for cash of approximately $301,000. The 1998 Convertible Preferred Stock was initially issued to certain “accredited investors” pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares issued upon the conversion were also issued pursuant to Section 4(2) of the securities Act of 1933.

Private Placement

On March 29, 2002, the Company closed on a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase stock warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company has undertaken to register the common stock for resale later this year.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

2.1	Amended and Restated Merger Agreement, dated November 6, 2001 between HEAR Ltd. and Helix Hearing Care of America Corp. [2.1] Filed as an exhibit to the Company’s Joint Proxy Statement/Prospectus on Form S-4 as the exhibit number indicated in brackets, and incorporated by reference herein.

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 17, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.2	Amendment to Restated Certificate of Incorporation. [3.1A]. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.3	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.4	By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.6	Certificate of Designations, Preferences and Rights of the Company’s Series J Preferred Stock. [4.1] Filed as an exhibit to the Company’s Current Report on Form 8-K, December 26, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference.

4.1	Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating

Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

10.1	Form of Stock Purchase Agreement dated March 29, 2002 by and between HEARx Ltd. and each purchaser named therein.

10.2	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement.

         (b)  Reports on Form 8-K:

A current report on Form 8-K, dated January 14, 2002, was filed with the Securities and Exchange Commission on January 17, 2002, in which the Company reported it acquired through a private placement 4,853,932 common shares of Helix Hearing Care of America Corp., a Canadian corporation, for $2.7 million.

A current report on Form 8-K/A was filed with the Securities and Exchange Commission on February 28, 2002 to amend, the Form 8-K filed on December 26, 2001 to replace Exhibit 10.3, the Supply Agreement dated as of December 7, 2001, between the Company and Siemens Hearing Instruments, Inc.

A current report on Form 8-K/A was filed with the Securities and Exchange Commission on March 8, 2002, to amend the Form 8-K filed on December 26, 2001 and amended on February 28, 2002 to replace Exhibit 10.3, the Supply Agreement dated as of December 7, 2001, between the Company and Siemens Hearing Instruments, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARx Ltd. (Registrant)

Date: May 6, 2002	By:

Stephen J. Hansbrough President and Chief Operating Officer

Date: May 6, 2002	By:

James W. Peklenk Vice President and Chief Financial Officer

Exhibit Index

10.3	Form of Stock Purchase Agreement dated March 29, 2002 by and between HEARx Ltd. and each purchaser named therein.

10.4	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement.