Form 10-K/A
period 2001-12-29
HEARX LTD
filed 2002-05-24
CIK 821536

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Item 8.     Financial Statements and Supplementary Data

Page

Index to Financial Statements

Financial Statements:

Report of Independent Certified Public Accountants	2

Consolidated Balance Sheets at December 29, 2001 and December 29, 2000	3

Consolidated Statements of Operations for the years ended December 29, 2001, December 29, 2000, and December 31, 1999	4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 29, 2001, December 29, 2000 and December 31, 1999	5-6

Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 29, 2000, and December 31, 1999	7-8

Notes to Consolidated Financial Statements	9-26

Financial Statement Schedule:

For the years ended December 29, 2001, December 29, 2000 and December 31, 1999

II Valuation and Qualifying Accounts	27

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

     Stock-based compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation.

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

(a)	On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. (“Siemens”) signed a letter of intent pursuant to which the parties intended to form a marketing and promotional alliance in the United States. As part of this letter of intent, Siemens agreed to provide HEARx with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the letter of intent relating to $7.5 million line of credit became binding on April 27, 2001, when HEARx first drew on the line of credit. Under the letter of intent, HEARx agreed to purchase from Siemens a certain percentage of HEARx’s total hearing aid requirements over the next five years. The letter of intent provided that as HEARx purchased products from Siemens, Siemens would pay to HEARx certain rebates that would then be used to pay the quarterly installments of principal and interest under the five-year line of credit. On December 7, 2001, HEARx and Siemens entered into the credit agreement and supply agreement described below, which superseded the letter of intent.

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

      Under accounting provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to pro forma amounts indicated below:

	2001	2000	1999

Net Loss applicable to Common Stockholders

As reported	$(9,441,736)	$(4,663,449)	$(4,825,283)

Pro forma	$(10,200,000)	$(5,591,000)	$(5,896,000)
Loss per share — basic and diluted

As reported	$(0.72)	$(0.39)	$(0.45)

Pro forma	$(0.78)	$(0.47)	$(0.55)

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

      Long-Term Debt — the carrying amounts reported in the consolidated balance sheets approximate those liabilities, fair value, as current borrowing rates approximate the actual fixed interest rates of these liabilities.

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

Paul A. Brown, M.D.
Chairman of the Board

Date: May 22, 2002

EXHIBIT INDEX

      The following Exhibits are filed as part of this report.

Exhibit Number	Description
23	Consent of BDO Seidman, LLP