Form 10-Q
period 2002-06-29
HEARUSA INC
filed 2002-08-13
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

Commission file number 0-16453

HearUSA, Inc.

Exact Name of Registrant as Specified in Its Charter

Delaware	22-2748248

(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (561) 478-8770

HEARx Ltd.

Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report

     Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days        Yes         ✓           No

On August 7, 2002, 21,271,117 shares of the Registrant’s Common Stock were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Consolidated Balance Sheets	3
	June 29, 2002 and December 29, 2001

	Consolidated Statements of Operations	4
	Six months ended June 29, 2002 and June 30, 2001

	Consolidated Statements of Operations	5
	Three months ended June 29, 2002 and June 30, 2001

	Consolidated Statements of Cash Flows	6
	Six months ended June 29, 2002 and June 30, 2001

	Notes to Consolidated Financial Statements	7 - 12

	Item 2. Management’s Discussion and Analysis of Financial Condition	13 - 19
	and Results of Operations

	Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

PART II.	OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20-21

	Item 6.	Exhibits and Reports on Form 8-K	21-22

		Signatures	23

HearUSA, Inc.
Consolidated Balance Sheets

ASSETS

	June 29,	December 29,
	2002	2001

	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$3,545,962	$5,561,608
Investment securities	1,900,248	150,000
Accounts and notes receivable, less allowance for doubtful accounts of $195,213 and $185,814	2,711,720	3,965,491
Inventories	424,409	504,762
Prepaid expenses and other	671,750	855,052

Total current assets	9,254,089	11,036,913
Property and equipment – net	6,143,779	6,835,643
Investment in affiliated company	2,581,845	—
Note receivable (Notes 3 and 6)	9,418,838	700,000
Deposits and other	3,571,319	2,768,966

	$30,969,870	$21,341,522

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,886,757	$6,871,124
Accrued salaries and other compensation	869,640	890,985
Current maturities of long term debt	2,503,876	2,492,313
Dividends payable	1,364,669	1,521,053

Total current liabilities	11,624,942	11,775,475

Long term debt, less current maturities	19,682,343	8,750,999

Commitments and contingencies	—	—
Stockholders’ equity(Deficit):
Preferred stock:
(Aggregate liquidation preference $5,861,311 and $8,628,053) $1 par, 2,000,000 shares authorized Series J (233 & 233 shares outstanding)	233	233
Series H Junior Participating (0 shares outstanding)	—	—
1998 Convertible (4,563 & 4,777 shares outstanding)	4,563	4,777

Total preferred stock	4,796	5,010
Common stock: $.10 par; 20,000,000 shares authorized; 16,059,403 and 14,559,403 shares issued	1,605,940	1,455,940
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	92,564,939	91,438,475
Accumulated deficit	(91,587,414)	(89,188,436)
Accumulated other comprehensive loss (Note 1)	(29,735)	—
Treasury stock, at cost:518,660 & 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity (deficit) (Note 7)	(337,415)	815,048

	$30,969,870	$21,341,522

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended June 29, 2002 and June 30, 2001

	June 29,	June 30,
	2002	2001

	(unaudited)	(unaudited)

Net Revenues	$24,671,048	$23,829,378

Operating costs and expenses:
Cost of products sold	6,690,569	7,853,360
Center operating expenses	13,543,870	15,187,862
General and administrative expenses	4,864,854	5,169,047
Depreciation and amortization	1,040,735	1,263,981

Total operating costs and expenses	26,140,028	29,474,250

Loss from operations	(1,468,980)	(5,644,872)
Non-operating income (expense):
Interest income	92,752	100,865
Interest expense	(623,625)	(175,137)

Loss before equity in loss of affiliated company	(1,999,853)	(5,719,144)
Equity in loss of affiliated company	(88,420)	—

Net loss	(2,088,273)	(5,719,144)
Dividends on preferred stock	(310,705)	(389,615)

Net loss applicable to common stockholders	$(2,398,978)	$(6,108,759)

Net loss per common share — basic and diluted	$(0.16)	$(0.48)

Weighted average number of shares of common stock outstanding	14,799,001	12,802,285

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended June 29, 2002 and June 30, 2001

	June 29,	June 30,
	2002	2001

	(unaudited)	(unaudited)

Net Revenues	$12,661,032	$11,341,188

Operating costs and expenses:
Cost of products sold	3,285,471	3,586,782
Center operating expenses	6,783,935	7,225,350
General and administrative expenses	2,478,302	2,603,345
Depreciation and amortization	517,137	621,938

Total operating costs and expenses	13,064,845	14,307,415

Loss from operations	(403,813)	(2,696,227)
Non-operating income (expense):
Interest income	69,986	54,290
Interest expense	(342,696)	(165,218)

Loss before equity in loss of affiliated company	(676,523)	(2,807,154)
Equity in loss of affiliated company	(27,015)	—

Net loss	(703,538)	(2,807,154)
Dividends on preferred stock	(142,636)	(188,380)

Net loss applicable to common stockholders	$(846,174)	$(2,995,535)

Net loss per common share — basic and diluted	$(0.05)	$(0.23)

Weighted average number of shares of common stock outstanding	15,540,743	13,102,402

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 29, 2002 and June 30, 2001

	2002	2001

	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,088,273)	$(5,719,144)
Adjustments to reconcile net loss to net cash Provided/(used) by operating activities:
Depreciation and amortization	1,040,735	1,263,981
Provision for doubtful accounts	79,500	154,397
Loss on disposition of equipment	44,154	90,673
Equity in loss of affiliated company	88,420	—
Compensation expense from issuance of capital stock	40,250	—
(Increase) decrease in:
Accounts receivable	1,174,271	1,225,047
Inventories	80,353	(18,880)
Prepaid expenses	195,844	(75,278)
Increase (decrease) in:
Accounts payable	15,633	(1,207,945)
Accrued salaries and other	(21,344)	(327,284)

Net cash provided/(used) in operating activities	649,543	(4,614,433)

Cash flows from investing activities:
Purchase of property and equipment	(348,772)	(1,347,408)
Purchase of investment securities	(1,750,248)	—
Issuance of note receivable to affiliated company	(9,418,838)	—
Purchase of investment in affiliated company	(2,000,000)	—
Cost of business combination	(859,148)	—

Net cash used by investing activities	(14,377,006)	(1,347,408)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	13,069,006	7,752,014
Principal payments:
Long-term debt	(2,126,099)	(29,084)
Proceeds from the issuance of common stock	1,500,000	—
Proceeds from the issuance of employee stock options	—	67
Dividends paid on preferred stock	(379,997)	—
Redemption of preferred stock	(351,093)	—
Net cash provided by financing activities	11,711,817	7,722,997

Net (decrease) increase in cash and cash equivalents	(2,015,646)	1,761,156

Cash and cash equivalents at beginning of period	5,561,608	4,250,413

Cash and cash equivalents at end of period	$3,545,962	$6,011,569

See accompanying notes to the consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2001.

1.     Summary of Significant Accounting Policies

Helix Transaction

On July 27, 2001, HEARx Ltd. and Helix Hearing Care of America Corp., a Canadian corporation (“Helix”), signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 128 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both HEARx and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002. In connection with the completion of the business combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc and increased its authorized capital. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”. See Notes 3, 6 and 7 which describe certain significant transactions between the Company and Helix.

Investment in Affiliated Company

As of June 29, 2002, the Company owned approximately 10.5 percent of the common stock of Helix. The Company accounts for this investment using the equity method because it has the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the use of certain proceeds of the Company’s credit facility with Siemens Hearing Instruments, Inc. to repay certain debts of Helix (see Note 6 below). Under the equity method, the Company records its proportionate share of profits and losses of the affiliated company based on its percentage interest in the affiliated company. The Company reviews the carrying value of this investment, including the difference between the cost of the investment and the amount of the Company’s. underlying equity in the net assets of Helix, for possible impairment due to other than temporary declines in value, such as the absence of ability to recover the carrying amount of the investment, or a current fair value of the investment that is less than its carrying amount.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Comprehensive (loss) and the components of other comprehensive income are as follows:

	Six Months Ended		Three Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Comprehensive (loss):
Net loss for period	$(2,088,273)	$(5,719,144)	$(703,538)	$(2,807,154)
Other comprehensive (loss):
Foreign currency translation adjustments	(29,735)	—	(44,820)	—

Comprehensive loss for the period	$(2,118,008)	$(5,719,144)	$(748,358)	$(2,807,154)

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

Segment

The Company’s operations are organized by centers into three geographic regions, the Northeast, Florida and California. These regions comprise one operating segment. Net revenues and income (loss) from operations at center level by region are as follows:

	Northeast	Florida	California	Corporate	Total

Net Revenues
6 months ended 6/29/02	$6,725,000	$9,543,000	$8,403,000		$24,671,000
6 months ended 6/30/01	5,394,000	9,691,000	8,744,000		23,829,000
Income (Loss) from Operations 6 months ended 6/29/02	1,439,000	2,139,000	858,000	(5,905,000)	(1,469,000)
6 months ended 6/30/01	(962,000)	768,000	982,000	(6,433,000)	(5,645,000)

Income (loss) from operations at the center level are computed before general and administrative expenses and depreciation/amortization. Center operations’ depreciation amounted to $679,000 and $888,000 for the six months ended June 2002 and 2001 respectively. Center operations’ capital expenditures amounted to $183,000 in the first six months of 2002 compared to $765,000 in the first six months of 2001. Aggregate identifiable assets of center operations at June 29, 2002 and June 30, 2001 were $5,695,000 and $6,876,000, respectively.

2.     Stockholders’ Equity

Conversion of Preferred Stock into shares of Common Stock

During the six months ended June 29, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium of approximately $17,000 were redeemed for cash of approximately $351,000, including costs of $50,000.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Common Stock

During the six months ended June 29, 2002, no warrants or employee stock options were exercised.

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

All members of the board of directors of the Company participated in the private placement, purchasing 805,000 of the 1,500,000 shares of common stock. Because the shares were sold at a $0.05 per share discount to the quoted market price of $1.05 per share, additional compensation expense of approximately $40,000 was incurred for the quarter ended March 30, 2002. The fair value of the warrants was not significant.

3.     Investment in Affiliated Company

On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% (6% at December 29, 2001) per annum and originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002 the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. the Company is accounting for this investment using the equity method. At June 29, 2002, the carrying amount of the investment was approximately $2,582,000. The difference of approximately $1,273,000 between the carrying amount of the investment and the amount underlying the equity in Helix’s net assets is accounted for as goodwill. Approximately $88,400 was recorded as equity in loss of affiliated company for the six months ended June 29, 2002, representing the Company’s equity in the net loss of Helix from the January 14, 2002 acquisition date through May 31, 2002, the end of Helix’s second quarter. As of June 29, 2002, the aggregate value of the investment based on the quoted market price of Helix’s common stock was approximately $1,300,000.

4.     Intangible Assets

At both June 29, 2002 and December 29, 2001, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of customer lists, was $1,443,000, and the accumulated amortization was approximately $552,000 and $508,000, respectively. For each six month period ended June 29, 2002 and June 30, 2001, the aggregate amortization expense for these assets was approximately $44,000. At June 29, 2002, the estimated amortization expense for the next five fiscal years is approximately: 2002 — $44,000, 2003 — $86,000, 2004 — $86,000, 2005 - $86,000, 2006 — $86,000, and thereafter — $503,000.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of SFAS No.’s 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for financial statements issued on or after May 15, 2002. The impact of adoption of SFAS 145 on the Company’s financial position and results of operations was not material.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

6.     Note Receivable

On April 30, 2002, the Company, Helix and each of Helix’s direct and indirect subsidiaries entered into a credit agreement pursuant to which the Company agreed to extend to Helix up to $9.42 million in senior secured term loans. Borrowings under the credit facility are secured by a first priority security interest in substantially all of the assets of Helix and its direct and indirect subsidiaries. In addition, Steve Forget, President and Chief Executive Officer of Helix, has pledged all of his partnership interest in Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. to the Company as further security for the credit facility.

The outstanding balance under the credit facility bears interest at a rate per annum equal to the prime rate as announced from time to time by Citibank, N.A. plus one percent. At June 29, 2002 the outstanding principal was approximately $9,419,000 and bore interest at a rate of 5.75%. The outstanding principal and interest is due and payable on the final maturity date of August 9, 2003. The facility may be prepaid in whole or in part at any time without penalty. Before August 9, 2003, the credit facility requires mandatory repayments in the amount of 25% of the proceeds of a sale of assets or an issuance of equity securities, and annually in the amount of 20% of Helix’s excess cash flow (as defined).

The credit agreement contains loan covenants customary for a credit facility of this size and nature, including limitations on the amount of annual capital expenditures by Helix, the incurrence by Helix of additional debt or the issuance by Helix of additional equity. The credit agreement provides for the suspension of access to further funds and the repayment of all then outstanding loans under the agreement in the event of a material adverse change in Helix or its subsidiaries, a change in control of Helix or a termination of the merger agreement with the Company. The Company funded the loans under the credit agreement through its previously announced credit facility with Siemens Hearing Instruments, Inc.

Helix used the funds available under the credit facility to repay all of Helix’s existing convertible debt and portions of its non-convertible debt, to pay fees and transaction costs relating to the merger, and for working capital.

7.     Helix Transaction

On July 11, 2002 the Company completed its business combination with Helix Hearing Care of America Corporation. As a result of the combination, management believes combining the two entities will result in a stronger and more competitive company capable of achieving greater financial strength, better access to capital markets and greater potential than either company would have on its own.

On July 27, 2001, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of the common stock of Helix in exchange for approximately 14,610,000 shares of the Company’s common stock at a price of $1.72, the market price of the Company’s common stock on the day preceding the public announcement of the definitive agreement. In addition, the Company has or will issue options and warrants to purchase approximately 2,234,000 shares of the Company’s common stock to holders of Helix options and warrants. The fair value of the Company’s options and warrants issued or to be issued is estimated to be approximately $1,600,000, using fair value assumptions of: no dividends, expected volatility of approximately 95%, risk-free interest rate of approximately 5%, and expected lives ranging from 1 to 8 years. Also, total costs incurred or estimated to be incurred by the Company in connection with the acquisition are approximately $2,500,000. This resulted in a total purchase price of approximately $29,229,000.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the estimated fair values of the Helix’s assets acquired and the liabilities assumed as of June 30, 2002, the first day of the Company’s third quarter, which will be considered the effective date of the acquisition for financial reporting purposes. These estimates are based on Helix’s preliminary balance sheet at June 30, 2002 under US GAAP and translated from Canadian dollars to US dollars at the rate of .6337. The Company is in the process of completing its valuation of certain intangible assets and refining estimates of certain liabilities of Helix, therefore the allocation of purchase price is subject to changes and adjustments.

Current assets	$7,202,000
Property and equipment	2,443,000
Deferred income taxes	1,405,000
Intangible assets	13,810,000
Goodwill	25,102,000

Total assets acquired	49,962,000
Current liabilities	(6,255,000)
Long-term debt	(14,478,000)

Total liabilities assumed	(20,733,000)

Net assets acquired	$29,229,000

Of the $13,810,000 of estimated acquired intangible assets, $6,035,000 was assigned to trademarks and trade names that are not subject to amortization, and $7,775,000 was assigned to patient files, which have a weighted average useful life of approximately 15 years.

In connection with this transaction, the Company is in the process of analyzing segments, and will determine the assignment of goodwill to the appropriate segments. The Company is also in the process of analyzing the amount, if any, of the $25,102,000 of goodwill which is expected to be deductible for tax purposes. These analyses are expected to be completed by the end of the third quarter of 2002.

Base upon the above preliminary purchase price allocation, the Company’s total stockholders’ equity , on a pro forma basis assuming the transaction occurred on June 29, 2002 would be approximately $23,000,000.

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

The Company intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services. The Company plans on expanding its hearing care center network through the completion of the Helix transaction (described below) and the continuing expansion of HEARx West LLC, its joint venture.

On July 27, 2001 the Company and Helix signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 128 hearing healthcare clinics located in Massachusetts, Pennsylvania, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both the Company and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002.

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

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition

HearUSA recognizes revenues from the sale of audiological products at the time of delivery and revenues from hearing care services at the time those services are performed.

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

Sales returns

HearUSA provides all patients purchasing hearing aids with a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

Estimates

HearUSA’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

RESULTS OF OPERATIONS

For the three months ended June 29, 2002 compared to the three months ended June 30, 2001

Net revenues increased $1,319,844, or 11.6%, to $12,661,032 in the second quarter of 2002 from $11,341,188 in the comparable quarter of 2001. The increase in revenues resulted primarily from the increase in revenues from the Company’s Florida and Northeast centers, while California centers net revenues remained relatively constant. The increase in revenues for the second quarter of 2002 as compared with the second quarter of 2001 is largely the result an increase in the average selling price of the Company’s products Management believes that continuing economic uncertainties are causing the Company’s primary market, the nation’s elderly population, to reduce discretionary spending, which has had and could have in the future an adverse effect on the Company’s net revenues.

Cost of products sold decreased $301,311, or 8.4%, to $3,285,471 in the second quarter of 2002 from $3,586,782 in the comparable quarter of 2001. The decrease in cost of goods sold is primarily the result of the rebates received of approximately $829,000 from Siemens pursuant to the supply agreement with the Company, which was partially offset by an increase in the non-hearing aid cost of goods sold, such as repairs, batteries, assistive listening devices. The cost of products sold as a percent of net revenues, was 25.9% and 31.6% for the second quarter of 2002 and 2001, respectively.

Center operating expenses decreased $441,415, or 6.1%, to $6,783,935 in the second quarter of 2002 from $7,225,350 in the comparable quarter of 2001. This decrease is attributable to the cost reduction program the Company implemented commencing in May 2001. Regional office costs decreased $133,175 to $436,074 for the second quarter of 2002 compared with $569,249 in the comparable quarter of 2001. Also there was a $78,000 write off of leasehold improvements due to a center relocation which occurred in the second quarter 2001.

General and administrative expenses decreased $125,043, or 4.8%, to $2,478,302 in the second quarter of 2002 from $2,603,345 in the comparable quarter of 2001. This decrease is attributable to the Company’s cost reduction program. The Company reduced its marketing programs, reducing corporate advertising $123,214 to $85,052 in the second quarter of 2002 compared with $208,266 in the comparable quarter of 2001. Shareholder relations expense decreased $123,464 or 63.5%, to $71,083 in the second quarter of 2002 from $194,547 in the comparable quarter of 2001. This decrease is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 to render services with respect to financial consulting and public relations. No such fees were incurred in 2002. This was offset by an increase of $110,370 in telephone expense. The increase in telephone expense is a direct result of the Company’s full implementation of the national call center and the wide area network in 2002.

Depreciation and amortization expense decreased $104,801, or 16.9%, to $517,137 in the second quarter of 2002 from $621,938 in the comparable period of 2001, which was primarily the result of certain equipment becoming fully depreciated during 2001.

Interest income increased $15,696, or 28.9%, to $69,986 in the first quarter of 2002 from $54,290 in the comparable quarter of 2001. This increase is attributable to the interest income from the credit agreement with Helix. Interest expense increased $177,478 to $342,696 in the second quarter of 2002 from $165,218 in the comparable quarter of 2001. This increase is attributable to the addition of interest on the line of credit with Siemens, beginning in April 2001.

For the six months ended June 29, 2002 compared to June 30, 2001

Net revenues increased $841,670, or 3.5%, to $24,671,048 in the first six months of 2002 from $23,829,378 in the comparable period of 2001. The increase in revenues resulted primarily from the increase in revenues from the Company’s Northeast centers, which was offset by the decrease in revenues from the Florida and California centers during the six months ended June 29, 2002. Net revenues in the Northeast increased $1,331,000, or 24.7% to $6,725,000 for the six months ended June 29, 2002 from $5,394,000 for the comparable period of 2001, offset by the decrease in the combined net revenues of Florida and California of $489,000 or 2.7% to $17,946,000 for the six months ended June 29, 2002 from $18,435,000 for the comparable period of 2001. The increase in revenues for the six months ended June 29, 2002 as compared with the comparable period of 2001 is the result of the increase in the average selling price of the Company’s products sold during this period. Management believes that continuing economic uncertainties are causing the Company’s primary market, the nation’s elderly population, to reduce discretionary spending, which has had and could have in the future an adverse effect on the Company’s net revenues.

Cost of products sold decreased $1,162,791, or 14.8%, to $6,690,569 in the first six months of 2002 from $7,853,360 in the comparable period of 2001. The decrease in cost of goods sold is primarily the result of the rebates received of approximately $1,676,000 from Siemens pursuant to the supply agreement with the Company, which is partially offset by the increase in the non-hearing aid cost of goods sold, such as repairs, batteries and assistive listening devices. The cost of products sold as a percent of net revenues, was 27.1% and 33.0% for the six months ended June of 2002 and 2001, respectively.

Center operating expenses decreased $1,643,992, or 10.8%, to $13,543,870 in the six months ended June 29, 2002 from $15,187,862 in the comparable period of 2001. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company reduced its marketing programs, reducing center advertising expense to $2,884,937, or 11.7% of revenue, in the six months ended June 29, 2002 down from $3,365,527, or 14.1% in the comparable period of 2001. In addition, Center wages expense and regional office costs also decreased $328,488 or 4.8%, and 237,042 or 20.9%, respectively, to $6,453,781 and $899,849, respectively, in the six months ended June 29, 2002 from $6,782,268 and $1,136,892, respectively in the comparable period of 2001. Lastly a $78,000 write off of leasehold improvements due to a center relocation occurred in the six months ended June 30, 2001.

General and administrative expenses decreased $304,193, or 5.9% to $4,864,854 in the first six months of 2002 from $5,169,047 in the comparable period of 2001. This decrease is attributable to the Company’s cost reduction program. The Company reduced its marketing programs, reducing corporate advertising $188,875 to $211,414 in the six months ended June 29, 2002 compared with $400,289 in the comparable period of 2001. Shareholder relations expense decreased $204,160 or 65.6%, to $107,014 in the six months ended June 29, 2002 from $311,174 in the comparable period of 2001. This decrease is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 to render services with respect to financial consulting and public relations., no such fees were incurred in 2002. In addition, corporate travel and professional service fees decreased $79,026 and $142,353, respectively, which was offset by an increase of $264,426 in telephone expense. The increase in telephone expense is a direct result of the Company’s full implementation of the national call center and the wide area network.

Depreciation and amortization expense decreased $223,246, or 17.7%, to $1,040,735 in the six months ended June 29, 2002 from $1,263,981 in the comparable period of 2001, which was primarily the result of certain equipment becoming fully depreciated during 2001.

Interest income decreased $8,113, or 8.0%, to $92,752 in the six month ended June 29, 2002 from $100,865 in the comparable period of 2001. This decrease is attributable to the decline in average interest rates earned primarily on cash and cash equivalents and a reduction in the average daily balance of the cash and cash equivalents, offset by the interest income from the credit agreement with Helix. Interest expense increased $448,488 to $623,625 in the six months ended June 29, 2002 from $175,137 in the comparable period of 2001. This increase is attributable to the addition of interest on the line of credit with Siemens, beginning in April 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $1,632,291 to a negative $2,370,853 as of June 29, 2002 from a negative $738,562 as of December 29, 2001. The working capital of negative $2,370,853 includes approximately $1.4 million of dividends payable at June 29, 2002, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash. It also reflects the use of $2,000,000 in cash to purchase a the common shares investment in Helix in January 2002. See Note 3 of the Notes to Consolidated Financial Statements.

On December 7, 2001, the Company obtained a $51,875,000 secured credit facility from Siemens Hearing Instruments, Inc. comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). At June 29, 2002, $9,293,748 and $12,625,000, representing the Tranche A and the Tranche D Loans, respectively, was outstanding.

The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under an April 23, 2001 agreement (which included a $7.5 million line of credit) (ii) a $2,000,000 loan from the Company to Helix to fund the NECP acquisition (see Note 3 of the Notes to Consolidated Financial Statements) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding Series I Convertible Preferred Stock. The Tranche D Loan proceeds were used to repay all of Helix’s existing convertible debt and portions of its non-convertible debt. The Tranche B Loan may be used only for future acquisitions by the Company subject to guidelines established by the credit facility or otherwise agreed to by the Company and Siemens. The parties intend that the Tranche C Loan will be used for general working capital purposes.

The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature. At June 29, 2002, the Company was in compliance with all such covenants. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

The Tranche A, B and C Loans are payable quarterly over five years with the remaining outstanding principal, and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through rebates received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens.

To address a short term cash need, the Company closed on a $1.5 million private placement of 1.5 million shares of its common stock and 1.5 million three-year common stock purchase warrants on March 29, 2002. All members of the Company’s board of directors participated in the private placement purchasing 805,000 of the 1,500,000 shares of common stock. The net proceeds of approximately $1.5 million were used for working capital.

The Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. In the event the Company needs to raise additional money to fund unexpected cash needs or otherwise to meet requirements, the Company may consider the issuance of additional equity or debt securities. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

Below is a chart setting forth the Company’s contractual cash payment obligations for future fiscal years, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 29, 2002.

		Payments Due by Period
		Less
Contractual		than 1	1 – 3	4 – 5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$22,186,000	$2,504,000	$4,664,000	$15,018,000	$—
Operating Leases	13,288,000	2,266,000	9,700,000	1,322,000	—

Total Contractual Cash Obligations	$35,474,000	$4,770,000	$14,364,000	$16,340,000	$—

Net cash used by operating activities decreased from $4,614,433 for the six months ended June 30, 2001 to net cash provided by operations of $649,544 for the six months ended June 29, 2002. The increase in net cash provided from operating activities was primarily the result of the decrease of net loss of approximately $3,600,000.

Net cash used by investing activities increased from $1,347,408 for the six months ended June 30, 2001 to $14,377,006 for the six months ended June 29, 2002. This increase is the result of a $2,000,000 note receivable issued to the Company by Helix in January 2002 for the NECP acquisition, $9.42 million credit agreement issued to the Company by Helix in April 2002, approximately $860,000 of capitalized merger costs (related to the Helix transaction) incurred during the six months ended June 29, 2002, and the purchase of approximately $1,750,000 of investment securities in June 2002, offset by a decrease of approximately $1,000,000 in purchases of property and equipment.

Net cash provided by financing activities increased from $7,722,997 for the six months ended June 30, 2001 to $11,711,817 for the six months ended June 29, 2002. This increase is primarily the result of the net proceeds of $12,625,000 Siemens Tranche D Loan and $1,500,000 from the 2002 private placement of common stock, offset by, approximately $1,600,000 in repayments under the Siemens Tranche A loan, approximately $351,000 redemption of 1998 Convertible Preferred Stock, and approximately $380,000 of preferred stock dividends paid in cash, compared to net proceeds of the $7,500,000 Siemens Tranche A Loan.

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

In April 2002, the FASB issued SFAS No.145 (SFAS), Rescission of SFAS No.’s 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for financial statements issued on or after May 15, 2002. The impact of adoption of SFAS 145 on the Company’s financial position and results of operations was not material.

RECENT DEVELOPMENTS

On July 11, 2002 the Company completed its business combination with Helix Hearing Care of America Corporation. In connection with the completion of the business combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc and increased its authorized capital. The stock continues to trade on the American Stock Exchange under the symbol “EAR”.

Under the terms of the agreement between the companies, Helix shareholders have or will receive 0.3537 shares of HearUSA, Inc. common stock or 0.3537 exchangeable shares of HEARx Canada, Inc., a newly formed Canadian subsidiary, for each share of Helix stock. Each exchangeable share is convertible into one share of HearUSA, Inc. common stock at the election of the holder and is entitled to one vote per share on all matters submitted to vote of HearUSA, Inc. common stockholders.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in derivative transactions or issue variable rate debt. The Company does become exposed to foreign currencies as a result of its investment in the common stock of Helix, however such exposure in not significant. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

	Long-Term Debt

	Variable Rate		Fixed Rate
	Prime Rate
	+ 1% note	10.0% notes	8.75% note	Other notes
	due April 27,	due December 1	due July 1,
	2006	2006	2004

As of June 29, 2002:
Estimated cash inflow (outflow) by year of principal maturity
2002	$—	$(2,300,000)	$(81,000)	$(123,000)
2003	—	(2,300,000)	—	(64,000)
2004	—	(2,300,000)	—	—
2005	—	(2,300,000)	—	—
2006 and thereafter	(12,625,000)	(93,000)	—	—
Total	$(12,625,000)	$(9,293,000)	$(81,000)	$(187,000)
Estimated fair value	$(12,625,000)	$(9,293,000)	$(81,000)	$(187,000)
Carrying value	$(12,625,000)	$(9,293,000)	$(81,000)	$(187,000)

Part II — Other Information

Item 2. Changes in Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 25, 2002. At that meeting, the stockholders were asked to consider and act on the election of directors. The following persons were elected as directors for terms expiring in 2003:

		Against/	Broker
Nominee	For	Withheld	Non-votes	Abstentions
Paul A. Brown, M.D.	14,687,776	162,760	0	690,207
Stephen J. Hansbrough	14,687,776	162,760	0	690,207
Thomas W. Archibald	14,687,776	162,760	0	690,207
David J. McLachlan	14,687,776	162,760	0	690,207
Joseph L. Gitterman III	14,687,776	162,760	0	690,207

The Company held a special meeting of stockholders on June 26, 2002. At that meeting the stockholders were asked to consider and act on the following matters:

1.	To approve the issuance of HEARx common stock in connection with the plan of agreement with Helix Hearing Care of America Corp.

8,558,260 “For”; 93,026 “Against”; 6,866,713 broker non-votes and 22,744 abstentions. The proposal was approved.

2.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing an increase in the authorized Common Stock and Preferred Stock.

8,435,750 “For”; 197,250 “Against”; 6,866,713 broker non-votes and 41,030 abstentions. The proposal was approved.

3.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing a change in our name to HearUSA, Inc.

8,570,503 “For”; 77,254 “Against”; 6,866,713 broker non-votes and 26,273 abstentions. The proposal was approved.

4.	To approve the adoption of the HearUSA 2002 Flexible Stock Plan.

8,361,823 “For”; 236,656 “Against”; 6,866,713 broker non-votes and 75,551 abstentions. The proposal was approved.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	Amended and Restated Merger Agreement, dated November 6, 2001 between HEAR Ltd. and Helix Hearing Care of America Corp. [2.1] Filed as an exhibit to the Company’s Joint Proxy Statement/Prospectus on Form S-4 as the exhibit number indicated in brackets, and incorporated by reference herein.

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed May 17, 1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.2	Amendment to Restated Certificate of Incorporation. [3.1A]. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 28,1996, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.3	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock. [3] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 27, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.4	Amendment to Restated Certificate of Incorporation [3.1] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed July 19, 2002, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.5	By-Laws of HEARx Ltd. [3.4]. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended 12/31/99 as the exhibit number indicated in brackets, and incorporated herein by reference.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s Series J Preferred Stock. [3.2] Filed as an exhibit to the Company’s Current Report on Form 8-K, July 19, 2002, as the exhibit number indicated in brackets, and incorporated herein by reference.

3.8	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock. [3.2] Filed as an exhibit to the Company’s Current Report on Form 8-K, July 19, 2002, as the exhibit number indicated in brackets, and incorporated herein by reference.

4.1	Rights Agreement, dated December 14, 1999, between HEARx and the Rights Agent, which includes the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. [4] Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 17, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference.

4.2	Amendment to Certificate of Designations of the Company’s Series H Junior Participating Preferred Stock. [3.3] Filed as an exhibit to the Company’s Current Report on Form 8-K, dated July 19,2002, as the exhibit number indicated in brackets, and incorporated herein by reference.

10.1	Form of Stock Purchase Agreement dated March 29, 2002 by and between HEARx Ltd and each purchaser named therein.

10.2	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement.

(b)  Reports on Form 8-K:

       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date:	August 13, 2002	By:	s/Stephen J. Hansbrough Stephen J. Hansbrough Chief Executive Officer

Date:	August 13, 2002	By:	s/James W. Peklenk James W. Peklenk Vice President and Co-Chief Financial Officer

Date:	August 13, 2002	By:	s/Gino Chouinard Gino Chouinard Vice President and Co-Chief Financial Officer