Form 10-Q
period 2002-09-28
HEARUSA INC
filed 2002-11-12
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

On November 6, 2002, 22,182,743 shares of the Registrant’s Common Stock were outstanding.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets	3
September 28, 2002 and December 29, 2001

Consolidated Statements of Operations	4
Nine months ended September 28, 2002 and September 29, 2001

Consolidated Statements of Operations	5
Three months ended September 28, 2002 and September 29, 2001

Consolidated Statements of Cash Flows	6
Nine months ended September 28, 2002 and September 29, 2001

Notes to Consolidated Financial Statements	7 - 13

Item 2. Management’s Discussion and Analysis of Financial Condition	14 - 21
and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	23 - 24

Signatures	25

HearUSA, Inc.
Consolidated Balance Sheets

ASSETS

	September 28,	December 29,
	2002	2001
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$3,371,929	$5,561,608
Investment securities	150,000	150,000
Accounts and notes receivable, less allowance for doubtful accounts of $1,309,425 and $185,814	7,918,058	3,965,491
Inventories	1,173,223	504,762
Prepaid expenses and other	537,697	855,052

Total current assets	13,150,907	11,036,913
Property and equipment – net	7,882,917	6,835,643
Note receivable Note 3	—	700,000
Intangibles, net (Notes 4 and 6)	44,643,382	1,422,469
Deposits and other	407,576	1,346,497

	$66,084,782	$21,341,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,949,120	$6,871,124
Accrued salaries and other compensation	1,412,370	890,985
Current maturities of long term debt	3,746,843	2,492,313
Dividends payable	1,265,678	1,521,053

Total current liabilities	21,374,011	11,775,475

Long term debt, less current maturities	23,456,241	8,750,999

Commitments and contingencies	—	—
Stockholders’ equity):
Preferred stock:
(Aggregate liquidation preference $5,829,445 and $8,628,053) $1 par ,5,000,000 and 2,000,000 shares authorized
Series J (233 & 233 shares outstanding)	233	233
Series H Junior Participating (0 shares outstanding)	—	—
1998 Convertible (4,563 & 4,777 shares outstanding)	4,563	4,777

Total preferred stock	4,796	5,010
Common stock: $.10 par; 50,000,000 and 20,000,000 shares authorized;
22,192,486 and 14,559,403 shares issued (Notes 2 and 6)	2,219,249	1,455,940
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	117,034,006	91,438,475
Accumulated deficit	(95,593,579)	(89,188,436)
Accumulated other comprehensive income (Note 1)	485,999	—
Treasury stock, at cost:518,660 & 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	21,254,530	815,048

	$66,084,782	$21,341,522

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine Months Ended September 28, 2002 and September 29, 2001

	September 28,	September 29,
	2002	2001

	(unaudited)	(unaudited)
Net Revenues	$41,726,834	$36,200,176

Operating costs and expenses:
Cost of products sold	12,533,920	11,406,377
Center operating expenses	23,167,869	21,711,624
General and administrative expenses	8,348,944	7,606,356
Depreciation and amortization	1,816,923	1,850,523

Total operating costs and expenses	45,867,656	42,574,880

Loss from operations	(4,140,822)	(6,374,704)
Non-operating income (expense):
Interest income	107,125	174,784
Interest expense	(1,199,264)	(417,325)
Other income	5,671	—

Loss before equity in loss of affiliated company	(5,227,290)	(6,617,245)
Equity in loss of affiliated company	(630,801)	—

Net loss	(5,858,091)	(6,617,245)
Dividends on preferred stock	(547,052)	(649,237)

Net loss applicable to common stockholders	$(6,405,143)	$(7,266,482)

Net loss per common share — basic and diluted	$(0.32)	$(0.56)

Weighted average number of shares of common stock outstanding (Note 1)	19,862,681	12,938,350

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended September 28, 2002 and September 29, 2001

	September 28,	September 29,
	2002	2001

	(unaudited)	(unaudited)
Net Revenues	$17,055,786	$12,370,797

Operating costs and expenses:
Cost of products sold	5,843,351	3,553,017
Center operating expenses	9,623,999	6,523,762
General and administrative expenses	3,484,090	2,437,309
Depreciation and amortization	776,188	586,542

Total operating costs and expenses	19,727,628	13,100,630

Loss from operations	(2,671,842)	(729,833)
Non-operating income (expense):
Interest income	14,373	73,920
Interest expense	(575,639)	(242,188)
Other income	5,671	—

Net loss	(3,227,437)	(898,101)
Dividends on preferred stock	(236,347)	(259,622)

Net loss applicable to common stockholders	$(3,463,784)	$(1,157,723)

Net loss per common share — basic and diluted	$(0.12)	$(0.09)

Weighted average number of shares of common stock outstanding (Note 1)	29,990,582	13,298,409

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 28, 2002 and September 29, 2001

	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,858,091)	$(6,617,245)
Adjustments to reconcile net loss to net cash Provided/(used) by operating activities:
Depreciation and amortization	1,816,923	1,850,523
Provision for doubtful accounts	121,276	74,773
Loss on disposition of equipment	153,137	91,176
Equity in loss of affiliated company	630,801	—
Compensation expense from issuance of capital stock	40,250	—
Changes in assets and liabilities net of effects from purchase of Helix:
(Increase) decrease in:
Accounts receivable	228,084	697,914
Inventories	108,141	(27,812)
Prepaid expenses	375,816	(684,263)
Increase (decrease) in:
Accounts payable	1,517,504	(212,318)
Accrued salaries and other	521,385	(545,148)

Net cash provided/(used) in operating activities	(344,774)	(5,372,400)

Cash flows from investing activities:
Purchase of property and equipment	(428,053)	(1,200,504)
Proceeds from sale of property and equipment	—	600
Purchase of investment securities	(5,257,524)	(9,124,537)
Proceeds from the sale of mature investments	5,257,524	5,966,475
Issuance of note receivable and advance to Helix pre-combination net of cash acquired of $1,162,803	(8,384,122)	—
Purchase of pre-combination investment in Helix	(2,000,000)	—
Cost of business combination	(1,568,742)	—

Net cash used by investing activities	(12,380,917)	(4,357,966)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	13,123,095	7,500,000
Principal payments:
Long-term debt	(3,020,656)	(470,473)
Proceeds from the issuance of common stock	1,500,000	—
Proceeds from the issuance of employee stock options	—	70
Dividends paid on preferred stock	(715,334)	—
Redemption of preferred stock	(351,093)	—

Net cash provided by financing activities	10,536,012	7,029,597

Net decrease in cash and cash equivalents	(2,189,679)	(2,700,769)

Cash and cash equivalents at beginning of period	5,561,608	4,250,413

Cash and cash equivalents at end of period	$3,371,929	$1,549,644

See accompanying notes to the consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, as amended for the year ended December 29, 2001.

1.      Summary of Significant Accounting Policies

Helix Transaction

On July 27, 2001, HEARx Ltd. and Helix Hearing Care of America Corp., a Canadian corporation (“Helix”), signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owns or manages 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both HEARx and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002, and is effective June 30, 2002,the first day of the Company’s third quarter of 2002, for financial reporting purposes. In connection with the completion of the business combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc. and increased its authorized capital. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”. See Notes 3 and 6, which describe certain significant transactions between the Company and Helix.

As of September 28, 2002, 8,477,294 exchangeable shares of HEARx Canada, Inc., an indirect subsidiary of the Company, were issued or will be issued to certain former common shareholders of Helix in connection with the combination. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. The exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”.

Earnings Per Share

For purposes of computing net loss per common share – basic and diluted, for the three and nine months ended September 28, 2002, the weighted average number of shares of common stock outstanding includes the effect of the 8,477,294 exchangeable shares of HEARx Canada, Inc. described above, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes.

Investment in Affiliated Company

Prior to the closing of the combination with Helix, the Company owned approximately 10.5 percent of the common stock of Helix. The Company accounted for this investment using the equity method because the Company had the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the use of certain proceeds of the Company’s credit facility with Siemens Hearing Instruments, Inc. (“Siemens”) to repay certain debts of Helix. Under the

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

equity method, the Company recorded its proportionate share of profits and losses of the affiliated company based on its percentage interest in the affiliated company.

Comprehensive Income (Loss)

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment. Comprehensive (loss) and the components of other comprehensive income are as follows:

	Nine Months Ended		Three Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Comprehensive (loss):
Net loss for period	$(5,858,091)	$(6,617,245)	$(3,227,437)	$(898,101)
Other comprehensive income (loss):
Foreign currency translation Adjustments	485,999	—	456,264	—

Comprehensive loss for the period	$(5,372,092)	$(6,617,245)	$(2,771,173)	$(898,101)

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified in order to conform to the 2002 presentation.

Segments

Since the closing of the Helix transaction, the Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business . The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total

Net Revenues
9 months ended 9/28/02	$41,389,000	$16,000	$322,000	$—	$41,727,000
9 months ended 9/29/01	36,200,000	—	—	—	36,200,000
Income (Loss) from Operations
9 months ended 9/28/02	6,025,000	(13,000)	95,000	(10,248,000)	(4,141,000)
9 months ended 9/29/01	3,082,000	—	—	(9,457,000)	(6,375,000)
9 months ended 9/28/02
Depreciation and amortization	1,206,000	—	1,000	610,000	1,817,000
Identifiable assets	6,062,000	—	84,000	59,939,000 (a)	66,085,000
Capital Expenditures	221,000	—	—	207,000	428,000
9 months ended 9/29/01
Depreciation and amortization	1,291,000	—	—	560,000	1,851,000
Identifiable assets	6,566,000	—	—	14,776,000	21,342,000
Capital Expenditures	813,000	—	—	388,000	1,201,000

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

(a)	includes approximately $41,600,000 of goodwill and intangible assets resulting from the combination with Helix, of which the Company is in the process of determining appropriate allocation to segments.

Income (loss) from operations at the segment level are computed before general and administrative expenses and depreciation/amortization.

2.     Stockholders’ Equity

Redemption of Preferred Stock

During the nine months ended September 28, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium of approximately $17,000 were redeemed for cash of approximately $351,000, including costs of $50,000.

Common Stock

During the nine months ended September 28, 2002, no warrants or employee stock options were exercised.

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

3.     Investment in and Advances to Affiliated Company

On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% (6% at December 29, 2001) per annum and originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. Prior to the closing of the combination with Helix, the Company accounted for this investment using the equity method. Approximately $631,000 was recorded as equity in loss of affiliated company for the nine months ended September 28, 2002, representing the Company’s equity in the net loss of Helix from the January 14,

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

2002 acquisition date to June 30, 2002, the effective closing date of the combination with Helix for financial reporting purposes.

At June 30, 2002, a note of approximately $9,400,000 and an advance of approximately $100,000 were receivable by the Company from Helix.

In connection with the combination with Helix, the fiscal year end of Helix for financial reporting purposes was changed from November 30 to the last Saturday in December to conform to the Company’s fiscal year end. As a result, the following components of the Company’s consolidated statements of operations for the three months ended March 30, 2002 and June 29, 2002 would be restated for the effect on the Company’s equity in Helix’s net loss.

	Three Months Ended	Three Months Ended

	March 30, 2002	June 29, 2002

Equity in net loss of affiliated company,	$(61,405)	$(27,015)
Equity in net loss of affiliated company, as restated	$(72,086)	$(558,715)
Net loss applicable to common stockholders	$(1,552,804)	$(846,174)
Net loss applicable to common stockholders, as restated	$(1,563,485)	$(1,377,874)
Net loss per common share-basic and diluted	$(0.11)	$(0.05)
Net loss per common share-basic and diluted, as restated	$(0.11)	$(0.09)

4.     Intangible Assets

As of September 28, 2002 and December 29, 2001, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of patient files, was $6,053,000 and $1,443,000, respectively, and the accumulated amortization was approximately $650,000 and $508,000, respectively. For each nine month period ended September 28, 2002 and September 29, 2001, the aggregate amortization expense for these assets was approximately $142,000 and $76,000, respectively. At September 29, 2002, the estimated amortization expense for the next five fiscal years is approximately: 2002 — $461,000, 2003 — $738,000, 2004 — $600,000, 2005 - $507,000, 2006 — $415,000, and thereafter — $2,682,000.

See Note 6 for goodwill and other intangible assets, not subject to amortization, recorded as of September 28, 2002 as a result of the combination with Helix.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations was not material.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

6.     Helix Transaction

On July 11, 2002, the Company completed its business combination with Helix Hearing Care of America Corporation. As a result of the combination, management believes combining the two entities will result in a stronger and more competitive company capable of achieving greater financial strength, better access to capital markets and greater potential than either company would have on its own.

The Company had entered into a definitive agreement with Helix on July 27, 2001(which was subsequently amended and restated on November 6, 2001) to acquire all of the issued and outstanding common shares of Helix in exchange for approximately 14,610,000 shares of the Company’s common stock, at a price of $1.72, the market price of the Company’s common stock on the day preceding the public announcement of the definitive agreement. As a result of the closing, as of September 28, 2002, the Company has issued 6,133,083 shares of the Company’s common stock and 8,477,294 exchangeable shares of HEARx Canada, Inc. (see Note 1). In addition, the Company has issued options and warrants to purchase approximately 1,730,000 shares of the Company’s common stock to holders of Helix options and warrants in exchange for those options and warrants. The fair value of the Company’s options and warrants issued is approximately $380,000, using fair value assumptions of: no dividends, expected volatility of approximately 95%, risk-free interest rate of approximately 4%, and expected lives ranging from 1 to 6 years. Total costs incurred or estimated to be incurred by the Company in connection with the acquisition are approximately $2,545,000. This resulted in a total purchase price of approximately $28,056,000.

The following table summarizes the fair values of Helix’s assets acquired and the liabilities assumed as of June 30, 2002, the first day of the Company’s third quarter, the effective date of the acquisition for financial reporting purposes. These fair values are based on Helix’s balance sheet at June 30, 2002 under US GAAP and translated from Canadian dollars to US dollars at the rate of .6585. The Company is in the process of refining estimates of certain liabilities of Helix. The allocation of purchase price, therefore, is subject to changes and adjustments.

Current assets	$6,481,000
Property and equipment	2,446,000
Intangible assets	11,810,000
Goodwill	29,913,000

Total assets acquired	50,650,000
Current liabilities	(8,591,000)
Long-term debt	(14,003,000)

Total liabilities assumed	(22,594,000)

Net assets acquired	$28,056,000

Of the $11,810,000 of estimated acquired intangible assets, $7,200,000 was assigned to trademarks and trade names that are not subject to amortization, and $4,610,000 was assigned to patient files, which have a weighted average useful life of approximately 15 years.

In connection with the transaction, the Company is in the process of determining the assignment of goodwill and intangible assets to appropriate segments. This analysis is

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

expected to be completed by the end of the fourth quarter of 2002. None of the $29,913,000 of goodwill is expected to be deductible for tax purposes.

The pro forma condensed combined statements of operations data gives effect to the acquisition as it occurred at the beginning of the earliest period presented, combining the results of HearUSA for the nine months ended September 28, 2002 and September 29, 2001 and three months ended September 29, 2001, with those of Helix for the nine months ended September 28, 2002 and August 31, 2001, and the three months ended August 31, 2001.

Summary Unaudited Pro Forma Condensed Combined Statements of Operations Data:

	Nine Months Ended	Nine Months Ended	Three Months Ended
	September 28, 2002	September 29, 2001	September 29, 2001

Net revenue	$56,330,000	$59,873,000	$20,402,000
Net loss applicable to Common stockholders	(11,522,000)	(12,104,000)	(2,840,000)
Loss per common share:
Basic and diluted	$(0.39)	$(0.44)	$(0.10)

7.     Liquidity

As of September 28, 2002, the Company has an excess of current liabilities over current assets of approximately $8.2 million. For the nine months ended September 28, 2002, the Company incurred a net loss of approximately $5.9 million. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of September 28, 2002, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s $51,875,000 secured credit agreement with Siemens. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of September 28, 2002. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. Should the Company determine that additional financing is necessary one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

As a result of the recent combination with Helix, the Company has a network consisting of 200 company owned or managed centers in 11 states and 2 Canadian provinces and approximately 2000 affiliated providers in 49 states.

The Company intends, as its long-term goal, to establish a nationwide network of hearing care centers, located in the metropolitan areas or regions with concentrations of elderly consumers who are more likely to need the Company’s products and services.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition

The Company recognizes revenues from the sale of audiological products at the time of delivery and revenues from hearing care services at the time those services are performed.

The Company has capitation contracts with certain healthcare organizations under which the Company is paid an amount for each enrollee of the organization to provide to the enrollee a once every three years credit on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. The Company defers recognition of capitation revenue until the earlier of the actual utilization by the member populations of the benefit, or the end of the contract term.

Sales returns

The Company provides all patients purchasing hearing aids with a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

RESULTS OF OPERATIONS

For the three months ended September 28, 2002 compared to the three months ended September 29, 2001

Net revenues increased $4,684,989, or 37.9%, to $17,055,786 in the third quarter of 2002 from $12,370,797 in the comparable quarter of 2001. The increase in revenues is a direct result of the consolidation of Helix’s revenues of approximately $6,700,000 for the third quarter 2002. HearUSA’s, excluding Helix, net revenues for the third quarter 2002, decreased $2,054,999, to $10,315,798 from $12,370,797 for the comparable quarter of 2001. This decrease is primarily the result the economic downturn. Management believes that continuing economic uncertainties are causing the Company’s primary market, the nation’s elderly population, to reduce discretionary spending, which has had and could have in the future an adverse effect on the Company’s net revenues.

Cost of products sold increased $2,290,334, or 64.5%, to $5,843,351 in the third quarter of 2002 from $3,553,017 in the comparable quarter of 2001. The increase in cost of goods sold is the direct result of the consolidation of Helix’s cost of goods of approximately $2,600,000 for the third quarter 2002. HearUSA’s, excluding Helix, cost of goods sold decreased $299,395 to $3,253,622 in the third quarter of 2002 from $3,553,017 in the comparable quarter of 2001. This decrease in cost of goods sold is primarily the result of preferred pricing reductions of approximately $814,000 from Siemens for achieving certain sales levels pursuant to the supply agreement with the Company which are accounted for as reductions of cost of products sold for financial reporting purposes, offset by an increase in the non-hearing aid cost of goods sold, such as repairs, batteries and assistive listening devices. The cost of products sold as a percent of net revenues, was 34.2% and 28.7% for the third quarter of 2002 and 2001, respectively. This was due to Helix’s cost of goods sold being approximately 40% of net revenues for the third quarter of 2002.

Center operating expenses increased $3,100,237, or 47.5%, to $9,623,999 in the third quarter of 2002 from $6,523,762 in the comparable quarter of 2001. This increase is a direct result of the consolidation of Helix’s center operating expenses of approximately $2,775,000 for the third quarter 2002. HearUSA’s center operating expenses, excluding Helix, increased approximately $325,000 to approximately $6,850,000 for the third quarter 2002 from $6,523,762 for the comparable quarter of 2001. This increase is attributable to an increase in credit card processing fees and bad debt expense of $50,258 to $140,019 and $215,173 to $127,622, respectively for the third quarter 2002 compared with $89,761 and a recovery of $87,551, respectively for the comparable quarter of 2001.

General and administrative expenses increased $1,046,781, or 42.9%, to $3,484,090 in the third quarter of 2002 from $2,437,309 in the comparable quarter of 2001. This increase is a direct result of the consolidation of Helix’s corporate general and administration expense of approximately $650,000 in the third quarter of 2002. HearUSA general and administrative expenses, excluding Helix, increased $397,009 to $2,834,318 in the third quarter of 2002 from $2,437,309 in the comparable quarter of 2001. Corporate travel expenses increased $80,400 to $119,390 in the third quarter of 2002 from $38,990 in the comparable quarter of 2001. This increase was primarily the result of corporate travel costs relating to the Helix acquisition. In addition, professional fees increased $153,877 to $310,192 in the third quarter of 2002 from $156,315 in the comparable quarter of 2001. During the third quarter 2002, the Company had a loss on the disposition of fixed assets of $140,328 for closed Helix centers and $45,000 for an employee incentive promotion which was offset by a reduction in corporate advertising of $79,769.

Depreciation and amortization expense increased $189,646, or 32.3%, to $776,188 in the third quarter of 2002 from $586,542 in the comparable period of 2001. This increase is a direct result of the consolidation of Helix’s depreciation and amortization expense of approximately $212,000 for the third quarter 2002, and additional amortization of certain intangible assets acquired in the combination. HearUSA depreciation and amortization expenses, excluding Helix, decreased $99,372 to $487,170 in the third quarter of 2002 from $586,542 in the comparable quarter of 2001, which was primarily the result of certain equipment becoming fully depreciated during 2002.

Interest income decreased $59,547, or 80.6%, to $14,373 in the third quarter of 2002 from $73,920 in the comparable quarter of 2001. This decrease is primarily attributable to the decline in average interest rates earned primarily on cash and investments and a reduction in the average daily balance of cash and investments. Interest expense increased $333,451 to $575,639 in the third quarter of 2002 from $242,188 in the comparable quarter of 2001. This increase is attributable to approximately $145,000 of Helix’s interest expense and the addition of interest on the line of credit with Siemens, beginning in December 2001.

For the nine months ended September 28, 2002 compared to September 29, 2001

Net revenues increased $5,526,658, or 15.3%, to $41,726,834 in the first nine months of 2002 from $36,200,176 in the comparable period of 2001. The increase in revenues is a direct result of the consolidation of Helix’s revenues of approximately $6,700,0000 for the third quarter 2002. HearUSA’s net revenues, excluding Helix, for the first nine months of 2002, decreased $1,213,370, to $34,986,806 from $36,200,176 for the comparable period of 2001. This decrease is primarily the result of the economic downturn. Management believes that continuing economic uncertainties are causing the Company’s primary market, the nation’s elderly population, to reduce discretionary spending, which has had and could have in the future an adverse effect on the Company’s net revenues.

Cost of products sold increased $1,127,543, or 9.9%, to $12,533,920 in the first nine months of 2002 from $11,406,377 in the comparable period of 2001. The increase in cost of goods sold is the direct result of the consolidation of Helix’s cost of goods of approximately $2,600,000 for the third quarter 2002. HearUSA’s cost of goods sold, excluding Helix, decreased $1,462,275 to $9,944,102 in the first nine months of 2002 from $11,406,377 in the comparable period of 2001. This decrease in cost of goods sold is primarily the result of preferred pricing reductions of approximately $2,490,000 from Siemens for achieving certain sales levels pursuant to the supply agreement with the Company, which are accounted for as a reduction of cost of products sold for financial reporting purposes, offset by an increase in the non-hearing aid cost of goods sold, such as repairs, batteries and assistive listening devices. The cost of products sold as a percent of net revenues, was 30.0% and 31.5% for the nine months ended September of 2002 and 2001, respectively.

Center operating expenses increased $1,456,245, or 6.7%, to $23,167,869 in the nine months ended September 28, 2002 from $21,711,624 in the comparable period of 2001. This increase is a direct result of the consolidation of Helix’s center operating expenses of approximately $2,775,000 for the third quarter 2002. HearUSA’s center operating expenses, excluding Helix, decreased approximately $1,300,000 to approximately $20,400,000 for the first nine months of 2002 from approximately $21,700,000 for the comparable period of 2001. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company reduced its marketing programs, reducing center advertising expense to $4,047,453, or 9.7% of revenue, in the nine months ended September 28, 2002 down from $4,660,873, or 12.9% in the comparable period of 2001. In addition, Center wages expense and regional office costs also decreased $302,175 or 3.1%, and $381,631 or 20.9%, respectively, to $9,621,198 and $1,266,625, respectively, in the nine months ended September 28, 2002 from $9,923,373 and $1,648,258, respectively in the comparable period of 2001. Lastly a $78,000 write off of leasehold improvements due to a center relocation occurred in the nine months ended September 29, 2001.

General and administrative expenses increased $742,588, or 9.8% to $8,348,944 in the first nine months of 2002 from $7,606,356 in the comparable period of 2001. This increase is a direct result of the consolidation of Helix’s corporate general and administration expense of approximately $650,000 in the third quarter of 2002. HearUSA general and administrative expenses, excluding Helix, increased $92,816 to $7,699,172 in the first nine months of 2002 from $7,606,356 in the comparable period of 2001. This increase is attributable to an increase of $275,200 in telephone expenses due to the full implementation of the call center in the fourth quarter of 2001, approximately $139,000 loss on the disposition of equipment, and an increase of approximately $173,000 in management fees expense from $200,000 in the nine months ended September 29, 2001 to $373,000 in the comparable period of 2002. This was offset by the Company’s cost reduction program. The Company reduced its marketing programs, reducing corporate advertising $268,647 to $304,270 in the nine months ended September 28, 2002 compared with $572,917 in the comparable period of 2001. Shareholder relations expense decreased $217,710 or 55.7%, to $173,403 in the nine months ended September 28, 2002 from $391,113 in the comparable period of 2001. This decrease is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 to render services with respect to financial consulting and public relations. No such fees were incurred in 2002.

Depreciation and amortization expense decreased $33,600, or 1.8%, to $1,816,923 in the nine months ended September 28, 2002 from $1,850,523 in the comparable period of 2001. HearUSA depreciation and amortization expenses, excluding Helix, decreased $322,618 to $1,527,905 for the first nine months of 2002 from $1,850,523 in the comparable period of 2001, which was primarily the result of certain equipment becoming fully depreciated during 2002. This decrease was off set by the consolidation of Helix’s depreciation and amortization expense of approximately $212,000 for the third quarter 2002, and additional amortization of certain intangible assets acquired in the combination.

Interest income decreased $67,659, or 38.7%, to $107,125 in the nine month ended September 28, 2002 from $174,784 in the comparable period of 2001. This decrease is attributable to the decline in average interest rates earned primarily on cash and cash equivalents. Interest expense increased $781,939 to $1,199,264 in the nine months ended September 28, 2002 from $417,325 in the comparable period of 2001. This increase is attributable to approximately $145,000 of Helix’s interest expense and the addition of interest on the line of credit with Siemens, beginning in December 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $7,484,542 to a negative $8,223,104 as of September 28, 2002 from a negative $738,562 as of December 29, 2001. The working capital of negative $8,223,104 includes approximately $1.3 million of dividends payable at September 28, 2002, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash. In addition, approximately $2.1 million of the decrease in working capital resulted from the combination of Helix’s current assets of approximately $6.5 million over current liabilities of approximately $8.6 million as of June 30, 2002. It also reflects the use of $2,000,000 in cash to purchase the common shares investment in Helix in January 2002. See Note 3 of the Notes to Consolidated Financial Statements.

On December 7, 2001, the Company obtained a $51,875,000 secured credit facility from Siemens Hearing Instruments, Inc. comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). At September 28, 2002, $8,718,747 and $12,625,000, representing the Tranche A and the Tranche D Loans, respectively, was outstanding.

The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under an April 23, 2001 agreement (which included a $7.5 million line of credit), (ii) a $2,000,000 loan from the Company to Helix to fund the NECP acquisition (see Note 3 of the Notes to Consolidated Financial

Statements) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding Series I Convertible Preferred Stock. The Tranche D Loan proceeds were used to repay all of Helix’s existing convertible debt and portions of its non-convertible debt. The Tranche B Loan may be used only for future acquisitions by the Company subject to guidelines established by the credit facility or otherwise agreed to by the Company and Siemens. The parties intend that the Tranche C Loan will be used for general working capital purposes.

The Tranche A, B and C Loans are payable quarterly over five years with the remaining outstanding principal, and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens.

The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

As of September 28, 2002, the Company has an excess of current liabilities over current assets of approximately $8.2 million. For the nine months ended September 28, 2002, the Company incurred a net loss of approximately $5.9 million. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of September 28, 2002, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit agreement with Siemens. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of September 28, 2002. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations

As a result of the completion of the combination with Helix and significant cost cutting initiatives taken throughout 2001, the first nine months of 2002 and in October 2002, the Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. In the event the Company needs to raise additional money to fund unexpected cash needs or otherwise to meet requirements, one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

Below is a chart setting forth the Company’s contractual cash payment obligations for future fiscal years, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 28, 2002.

	Payments Due by Period
		Less
Contractual		than 1	1 – 3	4 – 5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$27,203,000	$3,747,000	$8,933,000	$14,523,000	$—
Operating Leases	15,051,000	1,502,000	12,085,000	1,464,000	—

Total Contractual Cash Obligations	$42,254,000	$5,249,000	$21,018,000	$15,987,000	$—

Net cash used by operating activities decreased from $5,372,400 for the nine months ended September 29, 2001 to $344,774 for the nine months ended September 28, 2002. The decrease in net cash used by operating activities was primarily the result of a decrease in net loss between the periods of approximately $759,000, a net decrease in accounts receivable, inventories and prepaid expenses of approximately $726,000, and an increase in accounts payable and accrued expenses in the periods of approximately $2,796,000.

Net cash used by investing activities increased from $4,357,966 for the nine months ended September 29, 2001 to $12,380,917 for the nine months ended September 28, 2002. There were no purchases of investment securities in excess of proceeds from maturities of investments for the nine months ended compared to purchases of investment securities in excess of proceeds from maturities of investments of approximately $3,160,000 for the nine months ended September 29, 2001. Purchases of property and equipment decreased approximately $772,500. Cash used to fund a note receivable and advances to Helix prior to the merger as of June 30, 2002 totaled approximately $9,547,000, less cash acquired in the combination with Helix of approximately $1,162,803. Cash used to purchase a common stock investment in Helix prior to the combination totaled approximately $2,000,0000. Costs incurred for the Helix acquisition during the nine months ended September 28, 2002 were approximately $1,569,000.

Net cash provided by financing activities increased from $7,029,597 for the nine months ended September 29, 2001 to $10,563,012 for the nine months ended September 28, 2002. This increase is primarily the result of the net proceeds of $12,625,000 from the Siemens Tranche D Loan and $1,500,000 from the 2002 private placement of common stock, offset by approximately $2,300,000 in repayments under the Siemens Tranche A loan, approximately $351,000 redemption of 1998 Convertible Preferred Stock, and approximately $715,000 of preferred stock dividends paid in cash, compared to net proceeds of the $7,500,000 Siemens Tranche A Loan received during the nine months ended September 29, 2001.

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

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which resolves significant implementation issues related to FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company’s financial position and results of operations was not material.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

RECENT DEVELOPMENTS

On October 22, 2002, the Company reported to the Massachusetts Division of Medical Assistance that the Company had discovered improper Medicaid billing by a unit of the recently acquired Helix business operating in the state of Massachusetts. The Company discovered eight Massachusetts hearing care centers had improperly submitted claims to Medicaid for hearing aids and accessories during the period from December 2000 through August 2002. After a preliminary investigation, the Company reported Medicaid was over billed by approximately $296,000 in Massachusetts which has been included in the liabilities of Helix in the purchase price allocation. The Company has retained an accounting firm to verify the actual amount of over billing.

The Company has since implemented its’ computerized central billing system in all the acquired Helix centers located in the United States. The Company’s billing system includes safeguards to ensure proper billing.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including the Company’s goal of establishing a nationwide center network; expectation concerning the effect of cost control measures; and funds available under credit facility, current cash, investment securities and revenues from operations sufficient to support the Company’s operational needs. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include the Company’s ability to increase sales and control costs, the accuracy of management’s assumptions, effectiveness of the Company’s marketing efforts, industry and market conditions, especially those affecting managed health care; and unforeseen capital requirements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in derivative transactions or issue variable rate debt. The Company is exposed to foreign currencies as a result of its acquisition of Helix, and the Company is not hedging such exposure. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

	Long-Term Debt

	Variable Rate		Fixed Rate
	Prime Rate
	+ 1% note	10.0% notes	8.75% note	Other notes
	due April 27,	due December 1	due July 1,
	2006	2006	2003

As of September 28, 2002:
Estimated cash inflow (outflow) by fiscal year of principal maturity
2002	$—	$(575,000)	$—	$(342,000)
2003	—	(2,300,000)	(81,000)	(1,466,000)
2004	—	(2,300,000)	—	(3,891,000)
2005	—	(2,300,000)	—	(79,000)
2006 and thereafter	(12,625,000)	(1,244,000)	—	—

Total	$(12,625,000)	$(8,719,000)	$(81,000)	$(5,778,000)

Estimated fair value	$(12,625,000)	$(8,719,000)	$(81,000)	$(5,778,000)

Carrying value	$(12,625,000)	$(8,719,000)	$(81,000)	$(5,778,000)

Item 4. Controls and Procedures

a.	Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Co-Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.1	Restated Certificate of Incorporation of HearUSA, Inc. (formerly HEARx Ltd.), including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Amended and Restated By-Laws of HearUSA, Inc. effective July 1, 2002.
3.6	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).
3.7	Certificate of Designations, Preferences and Rights of the Company’s Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.9	Amendment to Certificate of Designations, Preferences and Rights of the Company’s Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
4.1	Securities Purchase Agreement, dated March 17, 1997, between HearUSA, Inc. (formerly HEARx Ltd.) and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 17, 1996 (Registration No. 001-11655)).
4.2	Registration Rights Agreement, dated March 17, 1997, between HearUSA, Inc. (formerly HEARx Ltd.) and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 26, 1997 (Reference No. 001-11655)).
4.3	Form of Placement Agent Warrant (to purchase up to 850,000 shares of Common Stock at an exercise price equal to $5.00 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 26, 1997 (Reference No. 001-11655)).
4.4	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).
4.5	Securities Purchase Agreement, dated August 27, 1998, between HearUSA, Inc. (formerly HEARx Ltd.) and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).
4.6	Registration Rights Agreement, dated August 27, 1998, between HearUSA, Inc. (formerly HEARx Ltd.) and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).
4.7	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).

4.8	Securities Purchase Agreement, dated May 9, 2000, between HearUSA, Inc. (formerly HEARx Ltd.) and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.9	Registration Rights Agreement, dated May 9, 2000, between HearUSA, Inc. (formerly HEARx Ltd.) and each of the purchasers set forth on the signatures pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.10	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.11	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HearUSA, Inc. (formerly HEARx Ltd.) and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.12	Registration Rights Agreement, dated as of December 13, 2001, by and between HearUSA, Inc. (formerly HEARx Ltd.) and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.13	Escrow Agreement, dated as of December 13, 2001, by and among HearUSA, Inc. (formerly HEARx Ltd.) Advantage Fund II Ltd. and American Stock Transfer & Trust Company, as Escrow Agent (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.14	Release, dated as of December 13, 2001, by and between HearUSA, Inc. (formerly HEARx Ltd.) and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.15	Form of Amended and Restated Rights Agreement, between HearUSA, Inc., and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
4.16	Form of Support Agreement among HearUSA, Inc., HEARx Canada Inc. and HEARx Acquisition ULC (incorporated herein as exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

     (b)  Reports on Form 8-K:

A current report on Form 8-K, dated June 27, 2002, was filed with the Securities and Exchange Commission on July 1, 2002, in which the Company reported its’ proposals relating to the combination with Helix Hearing Care of America Corporation (“Helix”) had been approved by the shareholders of both the Company and Helix and that Helix had obtained the final order of the Superior Court of Quebec approving the arrangement.

A current report on Form 8-K, dated July 11, 2002, was filed with the Securities and Exchange Commission on July 17, 2002, in which the Company reported effectiveness of the combination of the Company and Helix Hearing Care of America Corp.

A current report on Form 8-K, dated August 13, 2002, was filed with the Securities and Exchange Commission on August 13, 2002, in which the Company reported pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the certification of each of the Chief Executive Officer and Co-Chief Financial Officers of the Company’s Form 10-Q for the period ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date: November 12, 2002	By:	/s/Stephen J. Hansbrough Stephen J. Hansbrough Chief Executive Officer

Date: November 12, 2002	By:	/s/James W. Peklenk James W. Peklenk Vice President and Co-Chief Financial Officer

Date: November 12, 2002	By:	/s/Gino Chouinard Gino Chouinard Vice President and Co-Chief Financial Officer

Sarbanes-Oxley Section 302 Certification

I, Stephen J. Hansbrough, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of HearUSA, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stephen J. Hansbrough

Stephen J. Hansbrough

Chief Executive Officer

Sarbanes-Oxley Section 302 Certification

I, James W. Peklenk, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of HearUSA, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ James W. Peklenk

James W. Peklenk

Co-Chief Financial Officer

Sarbanes-Oxley Section 302 Certification

I, Gino Chouinard, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of HearUSA, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Gino Chouinard

Gino Chouinard

Co-Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of HearUSA, Inc. (the “Company”) on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen J. Hansbrough, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. of the Company.

/s/Stephen J. Hansbrough Stephen J. Hansbrough Chief Executive Officer HearUSA, Inc. November 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of HearUSA, Inc. (the “Company”) on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gino Chouinard, Co-Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. of the Company.

/s/Gino Chouinard Gino Chouinard Co - Chief Financial Officer HearUSA, Inc. November 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of HearUSA, Inc. (the “Company”) on Form 10-Q for the period ending September 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James W. Peklenk, Co-Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. of the Company.

/s/James W. Peklenk James W. Peklenk Co - Chief Financial Officer HearUSA, Inc. November 12, 2002