Form 10-K
period 2002-12-28
HEARUSA INC
filed 2003-03-28
CIK 821536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16453

HearUSA, Inc.

Exact Name of Registrant as Specified in Its Charter

Delaware	22-2748248
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1250 Northpoint Parkway, West Palm Beach, Florida (Address of Principal Executive Offices)	33407 (Zip Code)

Registrant’s Telephone Number, Including Area Code

(561) 478-8770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value .10 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐         No ☑

     As of June 28, 2002, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $11,238,111.

     On March 14, 2003, 30,428,618 shares of the Registrant’s common stock were outstanding, including 3,295,105 of exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of the Registrant’s Stockholders (“2003 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I

Item 1.     Business

      HearUSA, Inc. (“HearUSA” or the “Company”) owns or manages a network of hearing care centers in the States of Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Wisconsin, Minnesota, Missouri, Washington, California and the Provinces of Ontario and Quebec, Canada, which provide a full range of audiological products and services for the hearing impaired. The Company intends, as its long-term goal, to establish a nationwide network of affiliated providers and company-owned hearing care centers. The Company’s strategy for increasing market penetration includes advertising to the non-insured self-pay market and positioning itself as the leading provider of hearing care to the managed care marketplace in its geographic markets. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of consumers.

      The Company and its subsidiary HEARx West LLC (“HEARx West”), a joint venture with Kaiser Permanente, currently receive a per-member-per-month fee for more than 1.3 million managed care members. In total, HearUSA services over 170 benefit programs for hearing care with various health maintenance organizations (“HMO’s”), preferred provider organizations (“PPO’s”), insurers, benefit administrators, and healthcare providers. The Company has also increased its attention to the self-pay market, focusing on advertising and marketing programs directed to the uninsured patient.

      HearUSA was incorporated in Delaware on April 11, 1986. HearUSA formed HEARx West, its joint venture with Kaiser Permanente, in 1998.

Helix Acquisition

      On July 11, 2002, the Company completed its acquisition of Helix Hearing Care of America Corp., a Canadian corporation (“Helix”). Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec, Canada. The transaction was effective for financial reporting purposes on June 30, 2002, the first day of the Company’s third quarter of 2002. The transaction resulted in Helix becoming an indirect wholly owned subsidiary of the Company. At the effective time of the merger, each outstanding share of Helix common stock converted into the right to receive ..3537 shares of HearUSA common stock or .3537 exchangeable shares of HEARx Canada, Inc. In connection with the transaction on July 8, 2002, the Company changed its name from HEARx Ltd. to HearUSA, Inc. Management believes that the combined entities will result in a stronger and more competitive company capable of achieving greater financial strength, better access to capital markets and greater potential than either company would have on its own. As a result of the combination, the Company has a network consisting of 173 company owned or managed centers in 11 states and 2 Canadian provinces and approximately 1400 affiliated providers in 49 states.

Siemens Transaction

      On December 7, 2001, HearUSA and Siemens Hearing Instruments, Inc. (“Siemens”) entered into a credit agreement and supply agreement. The credit agreement provides for a $51,875,000 secured credit facility from Siemens. The credit facility is comprised of (a) a $10,875,000 secured five-year term loan credit facility; (b) a $25,000,000 secured five-year revolving loan credit facility; (c) a $3,000,000 secured five-year term loan facility; and (d) a $13,000,000 secured five-year term loan credit facility. As of December 28, 2002, an aggregate of $24,004,000 in loans was outstanding under the credit facility. Each of the loans contemplated by the credit facility has certain restrictions and related covenants.

      If HearUSA cannot maintain compliance with these requirements, Siemens may decline to make funds available to HearUSA and declare all then outstanding amounts under the credit facility immediately due and payable. The credit facility is secured by a first priority security interest in substantially all of the assets of HearUSA.

      In connection with the credit facility, HearUSA and Siemens entered into a supply agreement, pursuant to which HearUSA agreed to purchase from Siemens certain minimum percentages of HearUSA’s hearing aid purchases for a period of ten years (an initial five year term and a five year renewal term) at specified prices. The Company’s supply agreement requires full payment for hearing aids purchased from Siemens within 60 days. As of December 28, 2002, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit agreement with Siemens. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of December 28, 2002. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

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

National Ear Care Plan Transaction

      On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition by Helix of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus one percent per annum and matured on November 16, 2002. On January 10, 2002, HearUSA loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became a greater than 10% owner of Helix common shares.

Facilities and Services

      Each HearUSA center is staffed by a licensed and credentialed audiologist or hearing aid dispenser and at least one patient care coordinator. Experienced audiologists supervise clinical operations. The majority of the Company’s centers is conveniently located in shopping or medical centers, and are typically 1000 — 2500 square feet in size. The Company’s goal is to have all centers similar in design, exterior marking and signage, as a uniform appearance reinforces the message of consistent service and quality of care.

      Each center provides hearing services that meet or exceed applicable state and federal standards, including:

•	Comprehensive hearing testing using standardized practice guidelines

•	Interactive hearing aid selection and fitting process

•	Aural rehabilitation and consistent follow up care

•	Standardized reporting and physician communications

      In some markets, a full range of audiovestibular testing is also available to aid in the diagnosis of medical and vestibular disorders. Such testing is billable to healthcare insurers, patients and Medicare.

Products

      HearUSA has selected a range of hearing aids, assistive listening devices and other products to provide quality hearing care for HearUSA patients, including the latest digital technology. While HearUSA may order a hearing aid from any manufacturer, it is likely the majority of the hearing aids sold by HearUSA will be manufactured by Siemens and its subsidiary Rexton. HearUSA will also sell hearing aids manufactured by Phonak, Oticon, Starkey and Unitron.

      HearUSA centers also offer a large selection of assistive listening devices. Assistive listening devices are household and personal technology products designed to assist the hearing impaired in their day-to-day interactions, including such devices as telephones and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

Marketing

      HearUSA’s marketing plan focuses on:

•	Newspaper and Special Events: HearUSA places print ads in its markets promoting different hearing aids at a variety of technology levels and prices along with special limited time events. Advertising also emphasizes the need to seek help for hearing loss as well as the qualitative differences and advantages offered by HearUSA.

•	Direct Marketing: Utilizing HearUSA’s database, HearUSA makes direct mailings and offers free seminars on hearing and hearing loss.

•	Physician Marketing: HearUSA attempts to educate both physicians and their patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices. HearUSA works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education.

•	Telemarketing: HearUSA has a national call center, which supports all HearUSA centers. The national call center is responsible for both inbound and outbound telemarketing.

      For the fiscal years 2002, 2001 and 2000, HearUSA revenues were $59,591,774, $48,796,110 and $56,114,832, respectively. During 2002 and 2001, the Company did not have sales totaling 10% or more of total net sales to a single customer. In 2000, the Company had sales of 10% or more of consolidated revenues to a single customer of approximately $5.7 million, or 10.2%, to Kaiser Permanente Health Plan.

Segments

Centers

      At the end of 2002, the Company owned or managed a total of 173 centers located in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Wisconsin, Minnesota, Missouri, Washington, California and the Provinces of Ontario and Quebec, Canada. In general, centers owned or managed by the Company offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.

      The Company’s Quebec subsidiaries (the “Quebec subsidiaries”) provide management services to a single client, Forget & Sauvé, audioprothesistes, s.e.n.c. operating under the name Le Groupe Forget (“Le Groupe Forget”). Le Group Forget is controlled by Steve Forget, a director and former president of the Company. Le Groupe Forget operates a network of 16 hearing healthcare centers in the Province of Quebec. The services provided to Le Groupe Forget by the Quebec subsidiaries include inventory purchasing and management, office service support, general administration and patient management software and related training. The aforementioned services are rendered to Le Groupe Forget by the Quebec subsidiaries pursuant to management agreements entered into by each of the subsidiaries and Le Groupe Forget. Two of the three management agreements are set to expire on November 30, 2003. There can be no assurance that the management agreements between Le Groupe Forget and the Quebec subsidiaries will be renewed on favorable terms or at all. The failure to renew these management agreements could adversely affect the operations of the Company in the Province of Quebec.

      During August 1998, HearUSA formed HEARx West, a joint venture with the Permanente Federation LLC (an affiliate of Kaiser Permanente), to create and operate a network of retail centers to serve the needs of the hearing impaired principally in California. The joint venture agreement provides for a 50/50 ownership by HearUSA and Kaiser Permanente, with the centers bearing the HEARx name. HearUSA is responsible for the daily operation of the centers, however all clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Permanente clinicians.

      HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2002, HearUSA operated 20 full-time and 2 part-time HEARx West centers in southern California, which are included in the 173 centers described above.

      Under the terms of the joint venture agreement, HEARx West has the right of first refusal for any new HearUSA centers in Southern California; Atlanta, Georgia; Hawaii; Denver, Colorado; Portland, Oregon; Cleveland, Ohio; Washington, DC and Baltimore, Maryland. In addition, should HearUSA make a center acquisition in any of these markets, HEARx West has the right to purchase such center. Such a sale would be done at arm’s length, with HEARx West paying HearUSA an equivalent value for any of the centers it acquires.

Network

      During 2001, the Company began participating with Siemens in the development of a network of independent hearing care providers. The development of the network expanded to include Helix once the Company and Helix had signed their letter of intent to merge. This network is called the HearUSA Hearing Care Network (the “Network”). Unlike the Company’s owned and operated hearing centers, the Network business is comprised of hearing care practices owned by independent operators. Through the Network, the Company is now in a position to pursue national hearing care contracts and offer managed hearing benefits in areas outside of the Company owned markets. Although there is strong interest among independent practitioners in the Network, there can be no assurance that the Network will generate enough revenue for it to be an economically viable business.

E-commerce

      The Company offers on-line information about hearing loss, hearing aids, assistive listening devices and the services offered by hearing health care professionals. The Company’s web site also offers on-line purchases of hearing related products, such as batteries, hearing aid accessories and assistive listening devices. In addition to on-line product sales, e-commerce operations are also designed as a marketing tool to inform the public and generate referrals for Company owned centers and for members of the Network.

      The Registrant has not provided financial information about geographical areas because it is not practical to do so at this time.

      Financial information regarding our three business segments is provided in Note 1 to the consolidated financial statements included herein.

Managed Care and Institutional Contracts

      Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HearUSA believes that contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, health maintenance organizations, insurance companies, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced and relationships with local area physicians are enhanced. Critical to providing care to members of these groups is the availability of distribution sites, quality control and the standardization of products and services. The Company believes its system of high quality, uniform centers meets the needs of the patients and their providers.

      HearUSA enters into provider agreements with health insurance or managed care organizations for the furnishing of hearing care on three different basis: (a) fee for service basis based on a contractual rate offered by HearUSA to provider’s members (all paid for by the patient); (b) a per capita basis, which is a fixed payment per patient per month from the provider to HearUSA, determined by the number of patients to be served and the amount to be paid by the insurance or managed care organization (the balance is paid by the individual member); or (c) an encounter basis where HearUSA is paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to HearUSA by the individual member).

      The terms of most of these agreements are to be renegotiated annually, and most of these agreements may be terminated by either party on 90-days notice at any time. The early termination of or failure to renew the agreements could adversely affect the operation of the hearing care centers located in the related market area. In addition, the early termination of or failure to renew the agreements that provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company’s results of operations. The Company is not aware of any likely contract terminations at this time.

      Effective at the beginning of the calendar year for each of 2000, 2001 and 2002, several insurance companies with which the Company had contracts significantly changed their contract benefits or service areas. While some insurance companies increased their Medicare benefits, others either limited or discontinued hearing benefits for Medicare patients. The Company believes these changes will not have a long-term material adverse effect on the Company’s financial condition or results of operations. The Company also believes that the loss of any single managed care contract will not have a long term material adverse effect on its financial condition or results of operations.

Distinguishing Features

      Integral to the success of HearUSA’s strategy is increased awareness of the impact of hearing loss and the medical necessity of treatment, in addition to strengthening of consumer confidence and the differentiation of HearUSA from other hearing care providers. The Company has accomplished unique objectives in this process:

Joint Commission on Accreditation of Healthcare Organizations

      During 1998, the Company distinguished itself as an accredited healthcare organization when it earned a three year accreditation by the Joint Commission. The Company was re-accredited in 2002, demonstrating its willingness to provide safe, high quality care and to be measured against high standards of performance. Accreditation means that the Company volunteered to undergo a comprehensive evaluation by a team of physicians and nurses, who personally conducted a review to assess provider credentialing, training and orientation, patient rights and care, organizational leadership and ethics, management of information, and performance improvement. Although at this time only the 82 Company centers doing business as HEARx are accredited, the Company’s long-term goal is to accredit all Company owned centers, as well as willing Network providers.

Center Management System, Medical Reporting and HearUSA Data Link

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

      The Company’s corporate system is tightly integrated with CMS to provide additional benefits and functionality that can be better supported centrally. Data redundancy is built into the system architecture as data is currently stored both at the regional facilities and at the central facility. The consolidated data repository is constructed to support revenues in excess of $550 million, to accommodate 500+ unique business units and to manage 500,000 new patients annually.

      One of the outputs of CMS is a computerized reporting system that provides referring physicians the test results and recommended action for every patient examined by HearUSA staff. To the Company’s knowledge, no other dispenser or audiologist presently offers any referring physician similar documentation. Consistent with the Company’s mission of making hearing care a medical necessity, this reporting system makes hearing a part of the individual’s health profile, and increases awareness of hearing conditions in the medical community.

Competition

      The US hearing care industry is highly fragmented with approximately 11,000 practitioners providing hearing care products and services. Of this group, 57% practice in office buildings, 32% in retail outlets, and the remainder work in medical centers or clinics. Surveys by Hearing Review in June 2001 indicate that over 60% of the hearing aids are sold by audiologists.

      In Canada, the traditional hearing instrument distribution system is a multitude of small independent practices where associations are limited to two or three centers. Most centers are relatively small and are located in medical centers, professional centers or in small shopping centers.

      It is difficult to determine the precise number of competitors of the Company in every market where the Company has operations, or the percentage of market share enjoyed by the Company. Some competitors are large distributors, including: (1) Amplifon of Italy, which owns a national network of approximately 1,000 franchised stores (Miracle Ear) including 400 located in Sears Roebuck & Co. stores and approximately 250 company owned centers operating in British Columbia and the United States under the Sonus name; and (2) Beltone Electronics Corp., a hearing aid manufacturer owned by Great Nordic that distributes its products primarily through a national network of approximately 700 “authorized” distributors in the United States and Canada. Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in selected HearUSA markets. All these networks are owned by companies having greater resources than HearUSA, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HearUSA.

      The Company’s network business will also face competition by companies offering similar network services, including Hearingplanet.com, AVADA and AHAA (minority interest owned by William Demant, a hearing aid manufacturer) and the Sonus Network/ HearPO owned by Amplifon. These companies attempt to aggregate demand for hearing products and sell marketing and other services to network participants. In addition, some of these networks are able to offer discounts to managed care payors, insurers, as well as membership organizations. Many independent hearing care providers belong to more than one network. In addition, contract terms for membership are typically short and may be terminated by either party at will. There is no assurance, however, that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like, which would then compete more directly with HearUSA’s network and its company-owned centers.

Reliance on Manufacturers

      The Company’s supply agreement with Siemens requires that a certain portion of the Company’s sales will be of Siemens devices. According to a 1998 survey, Siemens was the world’s largest manufacturer of hearing devices, producing 21% of the units sold in the world market. Siemens has a well-diversified product line (including Rexton and other brands) with a large budget devoted to research and development. However, there is no guaranty that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected.

      In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HearUSA has not experienced any significant disruptions in supply in the past.

Qualified Hearing Professionals

      The Company currently employs 183 licensed hearing professionals, of which 140 are audiologists and 43 are Licensed Hearing Aid Specialists. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company’s ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. The Company believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

Regulation

Federal

      The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level in the United States. The United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care industry. The FDA requires that first time hearing aid purchasers receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 30 days. HearUSA offers all its customers a full 30-day return period and extends the return period to 60 days for patients who participate in the family hearing counseling program. FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids. Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.

      In addition, a portion of the Company’s revenues come from participation in Medicare and Medicaid programs. Federal laws prohibit the payment of remuneration in order to receive or induce the referral of Medicare or Medicaid patients, or in return for the sale of goods or services to Medicare or Medicaid patients. In addition, Federal law limits physicians and other healthcare providers from referring patients to providers of certain designated services in which they have a financial interest. HearUSA believes that none of its managed care or other provider contracts or its relationship with referring physicians are violative of these Federal laws.

      The Health Insurance Portability and Accountability Act of 1996 (“HIPPAA”) requires the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. On August 17, 2000, the Department of Health and Human Services (“HHS”) published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations was required by October 16, 2002. In addition, HIPPA required HHS to adopt standards to protect the security and privacy of health-related information. Final regulations containing privacy standards become effective on April 14, 2003 and HearUSA has taken steps to comply with these regulations. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulation also provides patients with significant new rights related to controlling how their health information is utilized or disclosed. The Company cannot predict the impact these regulations will have on its operations.

      The Company cannot predict the effect of future changes in federal laws, including changes that may result from proposals for federal health care reform legislation being considered by the U.S. Congress, or the impact that changes in existing federal laws or in the interpretation of those laws might have on the Company. The Company believes it is in material compliance with all existing federal regulatory requirements.

State

      Generally, state regulations, where they exist, are concerned primarily with the formal licensure of audiologists and those who dispense hearing aids and with practices and procedures involving the fitting and dispensing of hearing aids. There can be no assurance that regulations do not exist in jurisdictions in which the Company plans to open centers or will not be promulgated in states in which the Company currently operates centers which may have a material adverse effect upon the Company. Such regulations might include more stringent licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. The Company knows of no current or proposed state regulations with which it, as currently operated, could not comply.

      State regulation may include the oversight of the Company’s advertising and marketing practices as a provider of hearing aid dispensing services. The Company’s advertisements and other business promotions may be found to be in violation of these regulations from time to time, and may result in fines or other sanctions, including the prohibition of certain marketing programs that may ultimately harm financial performance.

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

      In addition, state laws prohibit any remuneration for referrals, similar to Federal laws discussed above. Generally, these laws follow the federal statues described above. HearUSA cannot predict the impact that these regulations will have on operations.

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

Canada

      The laws in force in the Province of Quebec, Canada do not allow hearing health care professionals to practice their profession through an incorporated legal entity. The selling, fitting, adjusting or replacing of a hearing aid may only be done by hearing health care professionals qualified to practice their profession of hearing aid acoustician under the Hearing Aid Acoustician Act (the “Acousticians Act”) and who are members of the “Ordre des audioprothésistes du Québec”. Quebec hearing aid acousticians may also practice their profession along with other members of the “Ordre des audioprothésistes du Québec” through a general partnership.

      The Acousticians Act does not forbid, however, hearing-aid acousticians from having administrative support such as accounting and other clerical activities done by third parties. Furthermore, the Acousticians Act does not forbid hearing-aid acousticians from renting space from a business whose principal activity is real estate rental.

      The Quebec based hearing-aid acousticians partnership, Forget & Sauvé, audioprothesistes, s.e.n.c., operating under the name Le Groupe Forget has entered into management agreements with the Company’s subsidiaries in Quebec to outsource its administrative, supply and management activities. The Company through its Quebec subsidiaries provides these services pursuant to those agreements. The Company believes that the services it provides Forget and Souvé, audioprothesistes, s.e.n.c. under the agreements do not violate the Acousticians Act. No assurance can be given, however, that these activities comply with the Acousticians Act and, if these activities are not in compliance, that the legal structure of the Company’s relationship with Forget and Sauvé, audioprothesistes, s.e.n.c. can be modified to permit compliance.

      Laws and regulations for the Province of Ontario, Canada are concerned primarily with the formal licensure of audiologists and dispensers who dispense hearing aids and with practices and procedures involving the fitting and dispensing of hearing aids. All Ontario audiologists must be members of the College of Audiologists and Speech and Language Pathologists of Ontario and hearing aid dispensers practicing in Ontario must be members of the Association of Hearing Instrument Practitioners. Both audiologists and hearing instrument practitioners are governed by a professional code of conduct. There can be no assurance that regulations will not be promulgated in the Province of Ontario which may have a material adverse effect upon the Company. Such regulations might include more stringent licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. The Company knows of no current or proposed Ontario regulations with which it, as currently operated, could not comply. The Company employs licensed audiologists and hearing aid dispensers in the Province of Ontario.

      Ontario regulation and code of conducts of audiologists and hearing instrument practitioners may include the oversight of the Company’s advertising and marketing practices as a provider of hearing aid dispensing services. The Company’s advertisements and other business promotions may be found to be in violation of these regulations from time to time, and may result in fines or other sanctions, including the prohibition of certain marketing programs that may ultimately harm financial performance.

      In addition, Ontario regulation and code of conducts of audiologists and hearing instrument practitioners prohibit any remuneration for referrals.

Product and Professional Liability

      In the ordinary course of its business, HearUSA may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance at a level which the Company believes to be adequate. A successful claim in excess of the policy limits of the Company’s liability insurance, however could adversely affect the Company. As the distributor of products manufactured by others, the Company believes it would properly have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.

Seasonality

      The Company is subject to regional seasonality the impact of which is minimal.

Employees

      At December 28, 2002, HearUSA had 513 full-time employees, of which 78 were employed by HEARx West, and 101 were employed by Helix and its subsidiaries.

      The operations of the Company are dependent in large part upon the efforts of Paul A. Brown, M.D., Chairman of the Board, and Stephen J. Hansbrough, Chief Executive Officer and Director. The loss of the services of Dr. Brown or Mr. Hansbrough could adversely affect the conduct and operation of the Company’s business. The Company purchased a “key man” insurance policy on Dr. Brown’s life in the amount of $3,000,000 for the benefit of the Company.

Forward-looking Statements

      Except for historical information, the foregoing includes forward-looking statements, including statements regarding the Company’s belief it is well positioned to successfully address certain concerns and needs of patients of managed care and other health insurance companies, referring physicians and consumers; Management’s belief that the combined entities of HearUSA and Helix will result in a stronger and more competitive company; the Company’s goal to have all centers similar in design, exterior marketing and signage; the effect on the Company’s financial condition or results of operations from changes in benefits provided by insurance companies or the loss of any single managed care contract; the Company’s long-term goal for Joint Commission accreditation; the effect of CMS to increase awareness of hearing conditions in the medical community; the Company’s ability to attract and retain qualified licensed hearing professionals; and available recourse against the manufacturer in the event of a product liability claim.

      Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; financial performance of Helix continuing at historical levels; and the accuracy of Management’s assumptions.

Item 2.     Properties

      HearUSA’s corporate offices and national call center are located in 19,600 square feet of space in West Palm Beach, Florida. The leases on these properties are for five years and expire in 2006. As of December 28, 2002, the Company operated 31 centers in Florida, 15 in New Jersey and 15 in New York, 10 in Massachusetts, 10 in Ohio, 9 in Michigan, 3 in Wisconsin, 6 in Minnesota, 8 in Missouri, 14 in Washington and 22 HEARx West centers in California. HearUSA also owns 14 centers in the Province of Ontario, Canada and manages 16 centers in the Province of Quebec, Canada. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 200 and 4,000 square feet with annual base rents ranging from approximately $765 to $93,000. The Company believes these locations are suitable to serve their patient’ needs.

Item 3.     Legal Proceedings

      The Company has from time to been a party to lawsuits and claims arising in the normal course of business. In the opinion of management, there are no pending claims or litigation, in which the outcome would have a material effect on the Company’s consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

EXECUTIVE OFFICERS OF THE COMPANY

      The following sets forth certain information as of the date hereof with respect to the Company’s executive officers. Each of Dr. Brown and Mr. Hansbrough are serving pursuant to employment agreements with 5 year terms expiring in 2004 unless renewed or extended. Mr. Chouinard and Ms. Taylor each has been appointed to a term that will expire at the earlier of the annual meeting of Board of Directors held at the time of the 2003 Annual Meeting of Stockholders, or their resignation or removal:

		First Served
Name and Position	Age	as Executive Officer

Paul A. Brown, M.D. Chairman of the Board	65	1986
Stephen J. Hansbrough Chief Executive Office Director	56	1993
Gino Chouinard Chief Financial Officer	34	2002
Donna L. Taylor Senior Vice President Sales & Operations	46	2000

      There are no family relationships among any of the executive officers and directors of the Company.

      Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. Dr. Brown founded HearUSA in 1986 and has served as Chairman of the Board since that time and Chief Executive Officer until July 2002. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. (“MetPath”), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning in 1982 for $140 million. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

      Stephen J. Hansbrough, Chief Executive Officer and Director, was formerly the Senior Vice President of Dart Drug Corporation and was instrumental in starting their affiliated group of companies (Crown Books and Trak Auto). These companies along with Dart Drug Stores had over 400 retail locations, generated approximately $550 million in annual revenues and employed over 3,000 people. Mr. Hansbrough subsequently became Chairman and CEO of Dart Drug Stores with annual revenues in excess of $250 million. After leaving Dart, Mr. Hansbrough was an independent consultant specializing in turnaround and start-up operations, primarily in the retail field, until he joined HearUSA in December 1993.

      Gino Chouinard, Chief Financial Officer, joined HearUSA in July 2002 with its acquisition of Helix. Mr. Chouinard served as Helix’s Chief Financial Officer from November 1999 until its acquisition by HearUSA. Mr. Chouinard is a Chartered Accountant who previously worked for Ernst & Young LLP, an international accounting firm, as Manager from 1996 — 1999 and as Senior Accountant from 1994 — 1996. He received a Certificate in Business Law from the University of Montreal in 1997.

      Donna L. Taylor, Senior Vice President Sales and Operations, joined HearUSA in July 1987 as an audiologist. She was later promoted to Area Manager and Director of Operations for the Company in Florida. She assumed her role as Vice President Sales and Operations in December 1993 and in October 2000 was promoted to Senior Vice President — Sales and Operations, Ms. Taylor received her B.S. from the University of Iowa in May 1979, her M.A. from the University of Iowa in May 1981, and earned her CCC (Certificate of Clinical Competency) in March 1982.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Common Stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on The Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for Common Stock on a one-for-one basis at any time. As of March 14, 2003, we had 30,428,618 shares of Common Stock outstanding, including 3,295,105 exchangeable shares. The closing price on March 14, 2003 was $0.34 for the Common Stock and Canadian $0.49 for the exchangeable shares. The following table sets forth the high and low sales prices for the Common Stock as reported by the AMEX for the fiscal quarters indicated:

	Common Stock

Fiscal Quarter	High	Low

2001
First	$2.00	$1.20
Second	2.00	1.14
Third	1.75	.63
Fourth	1.28	.60
2002
First	$1.25	$.80
Second	1.25	.75
Third	.88	.39
Fourth	.49	.22

      As of February 26, 2003, there were 1,822 holders of record of the Common Stock. The Company estimates that included within the holders of record are approximately 17,300 beneficial owners of the Common Stock.

Dividend Policy

      HearUSA has never paid and does not anticipate paying any dividends on the Common Stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations.

Item 6.     Selected Financial Data

      The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth below has been derived from the audited consolidated financial statements of the Company:

OPERATING STATEMENT DATA:

	Year Ended

	December 28	December 29	December 29	December 31	December 25
	2002(3)	2001	2000	1999(1)	1998

Net Revenues	$59,591,774	$48,796,110	$56,114,832	$47,476,764	$26,891,186
Total operating costs and expenses	64,225,672	56,995,460	59,696,818	52,010,728	39,159,599 (2)

Loss from operations	(4,633,898)	(8,199,350)	(3,581,986)	(4,533,964)	(12,268,413)
Non-operating income(expense)
Interest income	114,152	222,349	294,132	210,104	602,663
Interest expense	(1,729,399)	(652,530)	(28,723)	(27,713)	(62,492)
Other expense	(523)	—	—	—	—

Loss before minority interest and equity in loss of affiliated company	(6,249,668)	(8,629,531)	(3,316,577)	(4,351,573)	(11,728,242)
Minority Interest	—	—	—	347,677
Equity in loss of affiliated company	(630,801)	—	—	—	(615,420)

Net Loss	(6,880,469)	(8,629,531)	(3,316,577)	(4,003,896)	(12,343,662)
Dividends on preferred stock	(696,541)	(812,205)	(1,346,872)	(821,387)	(587,893)

Net loss applicable to common stockholders	$(7,577,010)	$(9,441,736)	$(4,663,449)	$(4,825,283)	$(12,931,555)

Loss per common share:
Basic and diluted, including dividends on preferred stock	$(0.34)	$(0.72)	$(0.39)	$(0.45)	$(1.28)

Weighted average number of common shares outstanding	22,534,393	13,120,137	11,834,388	10,775,006	10,126,979

Cash dividends per common Share	None	None	None	None	None

BALANCE SHEET DATA:

	As of

	December 28	December 29	December 29	December 31	December 25
	2002(3)	2001	2000	1999	1998

Total assets	$64,865,807	$21,341,522	$21,872,123	$21,377,110	$25,208,317
Working capital (deficit)	(10,231,372)	(738,562)	2,350,832	938,815	7,614,042
Long-term debt, net of current portion	22,082,389	8,750,999	175,887	322,332	123,316

(1)	Commencing in 1999 the Company’s Consolidated Financial Statements include the accounts of HEARx West, its 50% subsidiary.

(2)	During December 1998, the Company recorded a restructure charge of $2,233,857 in connection with the closing of 12 centers in the northeast in January 1999.

(3)	As discussed in Note 6 to the Consolidated Financial Statements, effective June 30, 2002, the Company completed its business combination with Helix.

Item 7.	Management’s Discussion and Analysis of Results of Operations and of Financial Condition

GENERAL

      On July 11, 2002, the Company completed its acquisition of Helix. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction is effective for financial reporting purposes on June 30, 2002, the first day of the Company’s third quarter of 2002. In connection with the completion of the Helix combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc. and increased its authorized capital. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”. The exchangeable shares of HEARx Canada, Inc., the Company’s Canadian subsidiary, trade on the Toronto Stock Exchange under the symbol “HUX”.

      As a result of the recent combination with Helix, the Company has a network consisting of 173 company owned or managed centers in 11 states and 2 Canadian provinces and approximately 1400 affiliated providers in 49 states.

      The Company intends, as its long-term goal, to establish a nationwide network of affiliated providers and company-owned hearing care centers.

CRITICAL ACCOUNTING POLICIES

      Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Goodwill and Intangible Assets:

      The majority of the Company’s goodwill and other intangible assets resulted from the combination with Helix. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The definition of the Company’s reporting units affects the Company’s goodwill impairment assessments. The Company’s annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Any changes in key assumptions about the business and its prospects, or changes in market conditions, interest rates or other externalities, could result in an impairment charge. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow.

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

Sales returns

      The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

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

RESULTS OF OPERATIONS

2002 Compared to 2001

      Net revenues increased $10,795,664, or 22.1%, to $59,591,774 in 2002 from $48,796,110 in 2001. The increase in revenues is related to Helix’s revenues of approximately $13,400,000 for 2002. HearUSA’s net revenues, excluding Helix, for 2002, decreased $2,650,579, to $46,145,531 from $48,796,110 for 2001. This decrease is primarily the result of the economic downturn. Management believes that continuing economic uncertainties are causing the Company’s primary market, the nation’s elderly population, to reduce discretionary spending, which has had and could have in the future an adverse effect on the Company’s net revenues.

      Cost of products sold increased $2,523,784, or 16.4%, to $17,945,371 in 2002 from $15,421,587 in 2001. The increase in cost of goods sold is related to Helix’s cost of goods of approximately $4,900,000 for 2002. HearUSA’s cost of goods sold, excluding Helix, decreased $2,400,126 to $13,021,461 in 2002 from $15,421,587 in 2001. This decrease in cost of goods sold is primarily the result of the increase in preferred pricing reductions of approximately $2,130,000 from $1,665,000 in 2001 to $3,795,000 in 2002 from Siemens for achieving certain sales levels pursuant to the supply agreement with the Company, which are accounted for as a reduction of cost of products sold for financial reporting purposes, offset by an increase in the non-hearing aid cost of goods sold, such as repairs, batteries and assistive listening devices. The cost of products sold as a percent of net revenues, was 30.1% and 31.6% for 2002 and 2001, respectively.

      Center operating expenses increased $3,357,459, or 11.7%, to $32,080,126 in 2002 from $28,722,667 in 2001. This increase is related to Helix’s center operating expenses of approximately $6,100,000 for 2002. HearUSA’s center operating expenses, excluding Helix, decreased approximately $2,600,000 to approximately $26,100,000 for 2002 from approximately $28,700,000 for 2001. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company reduced its marketing programs, reducing center advertising expense to $4,710,130, or 7.9% of revenue, in 2002 down from $5,983,573, or 12.3% in 2001. In addition, Center wages expense and regional office costs also decreased $623,161 or 4.7%, and $578,752 or 26.7%, respectively, to $12,684,759 and $1,585,318, respectively, in 2002 from $13,307,920 and $2,164,070, respectively in 2001. Finally, a $78,000 write off of leasehold improvements due to a center relocation occurred in 2001.

      General and administrative expenses increased $1,130,972, or 10.8% to $11,572,018 in 2002 from $10,441,046 in 2001. This increase is related to Helix’s corporate general and administration expense of approximately $900,000 in 2002. HearUSA general and administrative expenses, excluding Helix, increased $168,347 to $8,418,592 in 2002 from $8,250,245 in 2001. This increase is attributable to an increase of $226,000 in telephone expenses due to the full implementation of the call center in the fourth quarter of 2001, approximately $139,000 loss on the disposition of equipment, and an increase of approximately $347,000 in professional fees. This was offset by the Company’s cost reduction program. The Company reduced its marketing programs, reducing corporate advertising $382,142 to $405,245 in 2002 compared with $787,387 in 2001. Shareholder relations expense decreased $178,541 or 44.8%, to $219,815 in 2002 from $398,356 in 2001. This decrease is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 through August 2001 to render services with respect to financial consulting and public relations. No such fees were incurred in 2002.

      Depreciation and amortization expense increased $217,997, or 9.0%, to $2,628,157 in 2002 from $2,410,160 in 2001. HearUSA depreciation and amortization expenses, excluding Helix, decreased $389,694 to $2,020,466 for 2002 from $2,410,160 in 2001, which was primarily the result of certain equipment becoming fully depreciated during 2002. This decrease was offset by Helix’s depreciation and amortization expense of approximately $439,000 for 2002, and additional amortization of approximately $154,000 of certain intangible assets acquired in the combination.

      Interest income decreased $108,197, or 48.7%, to $114,152 in 2002 from $222,349 in 2001. This decrease is attributable to the decline in average interest rates earned primarily on cash and cash equivalents. Interest expense increased $1,076,869 to $1,729,399 in 2002 from $652,530 in 2001. This increase is primarily attributable to the addition of interest on the line of credit with Siemens, beginning in December 2001.

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

      General and administrative expenses increased $1,610,500, or 18.2% to $10,441,046 in 2001 from $8,830,546 in 2000. This increase is partially due to the expansion of corporate administrative functions, which includes the full implementation in 2001 of the national call center. The national call center will be responsible for both inbound and outbound marketing. The costs associated with the call center were approximately $1.3 million, which included salaries and wages of $724,000 and occupancy costs, including rent, common area maintenance charges and utilities of $525,200. In addition, professional service fees increased $139,289, or 29.0%, to $619,820 in 2001 from $480,531 in 2000. This increase is primarily the result of additional fees paid to the Company’s independent public accountants and attorneys for additional services. Shareholder relations expense increased to $392,865 in 2001 from $225,300 in 2000. This increase is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 to render services with respect to financial planning and public relations.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased $9,492,810 to a negative $10,231,372 as of December 28, 2002 from a negative $738,562 as of December 29, 2001. The working capital of negative $10,231,372 includes approximately $1.2 million of dividends payable at December 28, 2002, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash, and approximately $2.9 million which represents the current portion of the long-term debt to Siemens, which may be repaid through preferred pricing reductions. In addition, approximately $2.1 million of the decrease in working capital resulted from the combination of Helix’s current assets of approximately $6.5 million less current liabilities of approximately $8.6 million as of June 30, 2002.

      On December 7, 2001, HearUSA obtained a $51,875,000 secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). At December 28, 2002, $8,200,000, $104,000, $2,700,000 and $13,000,000, representing the Tranche A, Tranche B, Tranche C and Tranche D Loans, respectively, were outstanding. As of December 28, 2002, approximately $24,900,000 is available to the Company for acquisitions under the Tranche B of the credit facility.

      The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under the April 23, 2001 agreement (which included a $7.5 million line of credit); (ii) a $2,000,000 loan from the Company to Helix to fund the NECP acquisition (described in the Company’s Form 10-K at Part I, Item 1 — “Business”) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding Series I Convertible Preferred Stock. The Tranche B Loan proceeds of $104,000 were used for the December 2002 asset acquisition of three centers of Hear America, Inc. The Tranche C Loan proceeds have been used to repay a term loan payable by Helix to Siemens. The Tranche D loan proceeds were use to repay all of Helix’s existing convertible debt and portions of its non-convertible debt. The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

      The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus one percent, on the Tranche D Loan is payable on the final maturity date. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens.

      As of December 28, 2002, the Company has an excess of current liabilities over current assets of approximately $10.2 million. For the year ended December 28, 2002, the Company incurred a net loss of approximately $6.9 million. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of December 28, 2002, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s $51,875,000 secured credit facility with Siemens. The Company obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of December 28, 2002. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

      On March 14, 2003, the Company obtained additional funding of $3,500,000 in the form of a five-year note payable to Siemens with 10% interest. The Company is required to make monthly payments of interest only in the first year. In years two through five, the Company must make monthly principal and interest payments. The additional funding was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement.

      As a result of the completion of the combination with Helix and significant cost cutting initiatives taken throughout 2001 and 2002, the Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, meet the 60-day payment terms of the Siemens’ supply agreement, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. In the event the Company needs to raise additional money to fund unexpected cash needs or otherwise to meet requirements, one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or equity offerings. There can be no assurance; however, that such financing would be available to the Company on favorable terms or at all.

      Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 28, 2002.

Payments Due by Period

Contractual		Less than 1			After 5
Obligations	Total	Year	1 – 3 Years	4 – 5 Years	Years

Long-Term Debt	$26,156,000	$4,073,000	$8,697,000	$13,386,000	$—
Operating Leases	17,238,000	5,887,000	9,984,000	1,367,000	—

Total Contractual Cash Obligations	$43,394,000	$9,960,000	$18,681,000	$14,753,000	$—

      Net cash used by operating activities decreased from $5,001,007 in 2001, to cash being provided by operating activities of $678,963 in 2002. The decrease in net cash used by operating activities was primarily the result of a decrease in net loss between periods of approximately $1,750,000, a net decrease in the change in accounts receivable, inventories and prepaid expenses of approximately $1,126,000 and an increase in the change in accounts payable and accrued expenses of the periods of approximately $3,423,000.

      Net cash used by investing activities increased from $2,473,322 in 2001, to $12,762,605 in 2002. In 2002, purchases of investment securities in excess of proceeds were approximately $285,000 compared to purchases of investment securities in excess of proceeds from maturities of investments of approximately $843,000 in 2001. Purchases of property and equipment decreased approximately $1,118,000. Cash used to fund a note receivable and advances to Helix prior to the merger as of June 30, 2002 totaled approximately $9,547,000, less cash acquired in the combination with Helix of approximately $1,163,000. Cash used to purchase a common stock investment in Helix prior to the combination totaled approximately $2,000,000. Costs incurred for the Helix acquisition during the 2002 were approximately $1,571,000, compared to approximately $977,000 in 2001.

      Net cash provided by financing activities increased from $8,785,524 in 2001 to $9,288,602 in 2002. This increase is primarily the result of the net proceeds of $13,000,000 from the Siemens Tranche D Loan and $1,500,000 from the 2002 private placement of common stock, offset by approximately $2,700,000 in repayments under the Siemens Tranche A loan, approximately $1,002,000 of preferred stock dividends paid in cash, compared to net proceeds of $7,500,000 Siemens Tranche A Loan received in 2001.

      Working capital decreased $3,089,394 to a negative $738,562 as of December 29, 2001 from $2,350,832 as of December 29, 2000. The working capital of negative $738,562 includes approximately $1.5 million of dividends payable at December 29, 2001, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash. This decrease is primarily the result of an increase in current maturities of long-term debt of approximately $2.3 million, representing the current portion of the Siemens Tranche A Loan of $10,875,000, described above.

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

      Net cash used by investing activities increased from $1,610,009 in 2000, to $2,473,322 in 2001. In 2001, proceeds from maturity of investment securities in excess of purchases were approximately $843,000 versus net purchases of approximately $93,000 in 2000. In addition, a $700,000 note receivable was issued to the Company by Helix in November 2001 for the NECP acquisition and during 2001 approximately $977,000 of capitalized merger costs (related to the Helix transaction) were incurred.

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

      In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of SFAS No.’s 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for fiscal years beginning after May 15, 2002. The impact of adoption of SFAS 145 on the Company’s financial position and results of operations was not material.

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

      In December 2002, the FASB issued SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. SFAS 148 is generally effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 on the Company’s financial position and results of operations was not material as the Company continues to use the intrinsic value method.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of adopting FIN 45 on the Company’s financial position and results of operations is not expected to be material.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

Forward Looking Statements

      Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including statements regarding the Company’s goal of establishing a nationwide network; the Company’s expectation concerning the effect of cost control measures; funds available under credit facility, current cash, investment securities and revenues from operations being sufficient to support the Company’s operational needs; the impact of recent accounting pronouncements; and the Company’s belief concerning the effect on its financial condition or operations of changes in benefits announced by some insurance companies and the loss of any single contract. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales; and the success of the HEARx West joint venture with The Permanente Federation.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company does not engage in derivative transactions or issue variable rate debt. The Company does become exposed to foreign currencies risk as a result of its acquisition of Helix, and the Company is not hedging such exposure. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

Long-Term Debt

	Variable	Fixed Rate
	Rate
	Prime rate		10% note
	+1% note due	10% notes	due
	April 2007	due 2007	Dec 1, 2006	Other notes

As of December 28, 2002
Estimated cash inflow (outflow) by fiscal year of principal maturity
2003	—	(619,000)	(2,300,000)	(1,154,000)
2004	—	(616,000)	(2,300,000)	(620,000)
2005	—	(613,000)	(2,300,000)	(300,000)
2006	—	(610,000)	(1,300,000)	(38,000)
2007	(13,000,000)	(346,000)	—	(40,000)

Total	(13,000,000)	(2,804,000)	(8,200,000)	(2,152,000)

Estimated fair value	(13,000,000)	(2,804,000)	(8,200,000)	(2,152,000)

Carrying value	(13,000,000)	(2,804,000)	(8,200,000)	(2,152,000)

Item 8.	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Financial Statements:
Report of Independent Certified Public Accountants	25
Consolidated Balance Sheets at December 28, 2002 and December 29, 2001	26
Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001, and December 29, 2000	27
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 28, 2002, December 29, 2001 and December 29, 2000	28-29
Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001, and December 29, 2000	30-31
Notes to Consolidated Financial Statements	32-56
Financial Statement Schedule:
II Valuation and Qualifying Accounts for the years ended December 28, 2002, December 29, 2001 and December 29, 2000	57

Report of Independent Certified Public Accountants

Board of Directors
HearUSA, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

West Palm Beach, Florida
March 14, 2003

HearUSA, Inc.

Consolidated Balance Sheets

	December 28,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,642,717	$5,561,608
Investment securities (Note 2)	435,000	150,000
Accounts and notes receivable, less allowance for doubtful accounts of $1,342,897 and $185,814	7,145,692	3,965,491
Inventories	980,120	504,762
Prepaid expenses and other	912,959	855,052

Total current assets	12,116,488	11,036,913
Property and equipment — net (Notes 3 & 4)	7,240,249	6,835,643
Note receivable (Note 5)	—	700,000
Intangibles, net (Notes 1, 3 and 6)	45,026,088	992,663
Deposits and other	482,982	1,776,303

	$64,865,807	$21,341,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,938,056	$4,196,294
Accrued expenses	3,738,857	2,674,830
Accrued salaries and other compensation	2,382,495	890,985
Current maturities of long term debt (Note 3)	4,073,285	2,492,313
Dividends payable (Notes 7C and 7F)	1,215,167	1,521,053

Total current liabilities	22,347,860	11,775,475

Long term debt, less current maturities (Note 3)	22,082,389	8,750,999

Commitments and contingencies (Notes 3, 4, 6, 8, 12 & 16)	—	—
Stockholders’ equity:
Preferred stock: (Note 7)
(Aggregate liquidation preference $8,108,167 and $8,628,053) $1 par, 5,000,000 and 2,000,000 shares authorized
Series J (233 & 233 shares outstanding)	233	233
Series H Junior Participating (0 shares outstanding)	—	—
1998 Convertible (4,563 & 4,777 shares outstanding)	4,563	4,777

Total preferred stock	4,796	5,010
Common stock: $.10 par; 50,000,000 and 20,000,000 shares authorized; 24,457,055 and 14,559,403 shares issued (Notes 6, 7 & 8)	2,445,705	1,455,940
Stock subscription (Note 7B)	(412,500)	(412,500)
Additional paid-in capital	117,314,681	91,438,475
Accumulated deficit	(96,765,446)	(89,188,436)
Accumulated other comprehensive income — currency translation adjustment	331,763	—
Treasury stock, at cost: 518,660 & 518,660 common shares	(2,483,441)	(2,483,441)

Total stockholders’ equity	20,435,558	815,048

	$64,865,807	$21,341,522

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Operations

	Year Ended

	December 28,	December 29,	December 29,
	2002	2001	2000

Net revenues	$59,591,774	$48,796,110	$56,114,832

Operating costs and expenses:
Cost of products sold	17,945,371	15,421,587	18,966,110
Center operating expenses	32,080,126	28,722,667	29,328,114
General and administrative expenses	11,572,018	10,441,046	8,830,546
Depreciation and amortization	2,628,157	2,410,160	2,572,048

Total operating costs and expenses	64,225,672	56,995,460	59,696,818

Loss from operations	(4,633,898)	(8,199,350)	(3,581,986)
Non-operating income (expense):
Interest income	114,152	222,349	294,132
Interest expense	(1,729,399)	(652,530)	(28,723)
Other expense	(523)	—	—

Loss before equity in loss of affiliated company	(6,249,668)	(8,629,531)	(3,316,577)
Equity in loss of affiliated company	(630,801)	—	—

Net loss	(6,880,469)	(8,629,531)	(3,316,577)
Dividends on preferred stock:
Deemed dividends (Note 7G)	—	—	(571,241)
Dividends	(696,541)	(812,205)	(775,631)

Total dividends on preferred stock	(696,541)	(812,205)	(1,346,872)

Net loss applicable to common stockholders	$(7,577,010)	$(9,441,736)	$(4,663,449)

Net loss per common share — basic and diluted (Note 1)	$(.34)	$(.72)	$(.39)

Weighted average number of shares of common stock outstanding (Note 1)	22,524,393	13,120,137	11,834,388

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended		Year Ended		Year Ended
	December 28, 2002		December 29, 2001		December 29, 2000

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock:
Balance, beginning of year	5,010	$5,010	6,015	$6,015	8,315	$8,315
Exchange/redemption of preferred stock	(214)	(214)	(285)	(285)	—	—
Issuance of preferred stock	—	—	—	—	500	500
Conversion of preferred stock	—	—	(720)	(720)	(2,800)	(2,800)

Balance, end of year	4,796	$4,796	5,010	$5,010	6,015	$6,015

Common Stock:
Balance, beginning of year	14,559,403	$1,455,940	12,364,139	$1,236,414	11,547,337	$1,154,734
Exchange/redemption of preferred stock	136,018	13,602	606,710	60,671	—	—
Conversion of preferred stock	—	—	1,388,519	138,852	817,202	81,720
Exercise of employee stock options	—	—	35	3	1,600	160
Exercise of stock options by consultants	—	—	—	—	(2,000)	(200)
Stock subscription	—	—	200,000	20,000	—	—
Settlement of liability with common stock	141,480	14,148	—	—	—	—
Issuance of common stock	1,500,000	150,000	—	—	—	—
Issuance common stock — Helix combination	8,120,154	812,015	—	—	—	—

Balance, end of year	24,457,055	$2,445,705	14,559,403	$1,455,940	12,364,139	$1,236,414

Treasury Stock:
Balance, beginning of year	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)	(388,760)	$(2,070,380)
Purchase of treasury stock	—	—	—	—	(129,900)	(413,061)

Balance, end of year	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)

Stock Subscription:
Balance, beginning of year		$(412,500)		$—		$—
Stock Subscription		—		(412,500)		—

Balance, end of year		$(412,500)		$(412,500)		—

Additional Paid-in Capital:
Balance, beginning of year		$91,438,475		$92,695,792		$87,307,886
Exchange/redemption of preferred stock		(277,388)		(1,707,930)		—
Issuance of preferred stock		—		—		4,999,500
Cost of issuing preferred stock		—		—		(479,617)
Conversion of preferred stock		—		58,046		313,402
Stock subscription		—		392,500		—
Exercise of employee stock options		—		67		3,180
Exercise of stock options by consultants		—		—		(19,800)
Deemed dividend		—		—		571,241
Settlement of liability with common stock		65,081		—		—
Issuance common stock — Helix combination		24,317,835		—		—
Fair values of options and warrants — Helix combination		380,428		—		—
Compensation expense		40,250		—		—
Issuance of common stock		1,350,000		—		—

Balance, end of year		$117,314,681		$91,438,475		$92,695,792

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended

	December 28, 2002	December 29, 2001	December 29, 2000

	Amount	Amount	Amount

Accumulated Deficit:
Balance, beginning of year	$(89,188,436)	$(79,746,700)	$(75,083,251)
Net loss for the year	(6,880,469)	(8,629,531)	(3,316,577)
Deemed dividends on preferred stock	—	—	(571,241)
Preferred stock dividends	(696,541)	(812,205)	(775,631)

Balance, end of year	$(96,765,446)	$(89,188,436)	$(79,746,700)

Unamortized Deferred Compensation:
Balance, beginning of year	$—	$—	$(37,813)
Amortization	—	—	37,813

Balance, end of year	$—	$—	$—

Accumulated Other Comprehensive Income:
Balance, beginning of year	$—	$—	$—
Foreign currency translation adjustment	331,763	—	—

Balance, end of year	$331,763	$—	$—

Comprehensive Income (Loss):
Net loss for the year	$(6,880,469)	$(8,629,531)	$(3,316,577)
Other comprehensive income (loss)	331,763	—	—

Comprehensive income(loss)	$(6,548,706)	$(8,629,531)	$(3,316,577)

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Cash Flows

	Year Ended

	December 28,	December 29,	December 29,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$(6,880,469)	$(8,629,531)	$(3,316,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,628,157	2,410,160	2,572,048
Provision for doubtful accounts	796,523	125,206	377,500
Loss on disposition of equipment	178,369	105,127	72,005
Equity loss in affiliated company	630,801	—	—
Compensation expense from the issuance of capital stock	40,250	—	—
Changes in assets and liabilities net of effects from purchase of Helix:
(Increase) decrease in:
Accounts and notes receivable	325,205	1,643,800	(237,711)
Inventories	301,244	(4,180)	50,878
Prepaid expenses and other	(77,922)	35,005	(326,485)
Increase (decrease) in:
Accounts payable and accrued expenses	1,502,206	(506,371)	463,470
Accrued salaries and other	1,234,601	(180,223)	(453,503)

Net cash provided by/(used in) operating activities	678,963	(5,001,007)	(798,375)

Cash flows from investing activities:
Purchase of property and equipment	(522,800)	(1,640,464)	(1,519,764)
Proceeds from sale of equipment	—	600	2,979
Purchase of investments	(5,542,524)	(10,129,206)	(10,375,928)
Proceeds from maturities of investments	5,257,524	10,972,430	10,282,704
Issuance of note receivable and advance to Helix pre-combination net of cash acquired of $1,162,803	(8,384,122)	(700,000)	—
Purchase of pre-combination investment in Helix	(2,000,000)	—	—
Cost of business combination	(1,570,683)	(976,682)	—

Net cash used by investing activities	(12,762,605)	(2,473,322)	(1,610,009)

Cash flows from financing activities:
Proceeds from issuance of:
Long-term debt	13,452,095	11,790,434	—
Principal payments: Long-term debt	(4,397,066)	(875,396)	(289,051)
Acquisition of treasury stock	—	—	(413,061)
Exchange & redemption of capital stock	(264,000)	(2,129,584)	—
Proceeds from exercise of employee stock options	—	70	—
Proceeds from issuance of capital stock, net of offering costs	1,500,000	—	4,503,722
Dividends on preferred stock	(1,002,427)	—	—

Net cash provided by financing activities	9,288,602	8,785,524	3,801,610

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Cash Flows

	Year Ended

	December 28,	December 29,	December 29,
	2002	2001	2000

Effects of exchange rate changes on cash	$(123,851)	$—	$—

Net (decrease) increase in cash and cash equivalents	(2,918,891)	1,311,195	1,393,226
Cash and cash equivalents at beginning of year	5,561,608	4,250,413	2,857,187

Cash and cash equivalents at end of year	$2,642,717	$5,561,608	$4,250,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,252	$414,516	$32,251

Supplemental schedule of non-cash investing and financing activities
Preferred stock dividend paid upon conversion in kind by issuance of additional common stock	$69,973	$196,178	$392,323
Preferred stock dividend paid through exchange/ redemption by issuance of new preferred and common stock	—	451,093	—
Deemed dividends	—	—	571,241
Issuance of note payable and assumption of accounts payable in exchange for customer list and equipment	225,000	—	—
Issuance of common stock to employees	—	—	3,340
See Note 6 for impact of Helix combination

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

The Company

      HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of retail centers to serve the needs of the hearing impaired. As of December 28, 2002, the Company operated 31 centers in Florida, 15 in New Jersey, 15 in New York, 10 in Massachusetts, 10 in Ohio, 9 in Michigan, 3 in Wisconsin, 6 in Minnesota, 8 in Missouri, 14 in Washington and 22 HEARx West centers in California. HearUSA also owns 14 centers in the Province of Ontario, Canada and manages 16 centers in the Province of Quebec, Canada.

Helix Transaction

      On July 27, 2001, the Company and Helix Hearing Care of America Corp. (“Helix”) signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both the Company and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002, and is effective June 30, 2002, the first day of the Company’s third quarter of 2002, for financial reporting purposes. In connection with the completion of the business combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc. and increased its authorized capital. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”. See Notes 5 and 6, which describe certain significant transactions between the Company and Helix.

      As of December 28, 2002, 6,490,223 exchangeable shares of HEARx Canada, Inc., an indirect subsidiary of the Company, were issued or will be issued to certain former common shareholders of Helix in connection with the combination. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. The exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliated Company

      Prior to the closing of the combination with Helix, the Company owned approximately 10.5 percent of the common stock of Helix. The Company accounted for this investment using the equity method because the Company had the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the use of certain proceeds of the Company’s credit facility with Siemens Hearing Instruments, Inc. (“Siemens”) to repay certain debts of Helix. Under the equity method, the Company recorded its proportionate share of profits and losses of the affiliated company based on its percentage interest in the affiliated company.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

      Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Segments

      Since the closing of the Helix transaction, the Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total

Net Revenues
Year 2002	$58,934,000	$27,000	$631,000	$—	$59,592,000
Year 2001	48,796,000	—	—	—	48,796,000
Year 2000	56,115,000			—	56,115,000
Income (Loss) from Operations
Year 2002	7,738,000	(27,000)	223,000	(12,568,000)	(4,634,000)
Year 2001	1,320,000	—	—	(9,519,000)	(8,199,000)
Year 2000	4,095,000	—	—	(7,677,000)	(3,582,000)
Year 2002
Depreciation and amortization	1,632,000	—	1,000	995,000	2,628,000
Identifiable assets	45,173,000	—	2,308,000	17,385,000	64,866,000
Capital Expenditures	229,000	—	1,000	293,000	523,000
Year 2001
Depreciation and amortization	1,666,000	—	—	744,000	2,410,000
Identifiable assets	6,172,000	—	—	15,170,000	21,342,000
Capital Expenditures	870,000	—	—	770,000	1,640,000
Year 2000
Depreciation and amortization	1,863,000	—	—	709,000	2,572,000
Identifiable assets	7,159,000	—	—	14,713,000	21,872,000
Capital Expenditures	952,000	—	—	568,000	1,520,000

      Income (loss) from Operations at the segment level are computed before general and administrative expenses.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Allowance for doubtful accounts

      The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

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

Goodwill and other intangible assets

      Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill amortization ceased effective at the beginning of 2002. Goodwill amortization for the year ended December 29, 2001 was not significant. Goodwill is now subject to impairment assessments. A fair-value-based test is applied at the reporting unit level, which is generally one level below the segment level. This test requires various judgments and estimates. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually on the first day of the Company’s fourth quarter. See Note 15 – Recent Accounting Pronouncements for further details.

      At December 29, 2001, the Company had goodwill of approximately $59,000. During the year ended December 28, 2002, the Company acquired goodwill of approximately $2,485,000 resulting from its purchase of 10.5% of Helix in January 2002, and approximately $29,915,000 resulting from the Helix combination effective June 30, 2002, for total goodwill at December 28, 2002 of approximately $32,459,000. In addition, approximately $7,200,000 of trademarks and tradenames, not subject to amortization, were acquired in the Helix combination.

      As of December 28, 2002 and December 29, 2001, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of patient files, was $6,115,000 and $1,442,000, respectively, and the accumulated amortization was approximately $748,000 and $508,000, respectively. For each year ended December 28, 2002 and December 29, 2001, the aggregate amortization expense for these assets was approximately $240,000 and $115,000, respectively. At December 28, 2002, the estimated amortization expense for the next five fiscal years is approximately: 2003 — $978,000, 2004 — $832,000, 2005 — $706,000, 2006 — $598,000, 2007 — $504,000, and thereafter — $1,749,000.

      See Notes 5 and 6 for goodwill and other intangible assets not subject to amortization, recorded as of December 28, 2002 as a result of the combination with Helix.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Pre-opening costs

      The costs associated with the opening of new centers are expensed as incurred.

Long-lived assets – impairments and disposals

      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 28, 2002, no long-lived assets were held for disposal.

Advertising Costs

      Costs for newspaper, television, and other media advertising are expensed as incurred and were $5,596,000, $6,781,000 and $7,757,000 in 2002, 2001, and 2000, respectively.

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

Foreign Currency Translation

      The consolidated financial statements for the Company’s Canadian subsidiaries are translated into U.S. dollars at current exchange rates. For assets and liabilities the year-end rate is used. For revenues, expenses, gains and losses the average rate for the period is used. Unrealized currency adjustments in the Consolidated Balance Sheet are accumulated in stockholders’ equity as a component of accumulated other comprehensive income.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Net loss per common share

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net loss per share – Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share – Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per share because the effect of their inclusion would be anti-dilutive.

      Due to the Company’s net losses the following convertible preferred stock, outstanding options and warrants to purchase common stock, of 12,965,555, 8,228,413 and 5,026,486, respectively were excluded from the computation of net loss per common share – diluted at December 28, 2002, December 29, 2001 and December 29, 2000 because they were anti-dilutive. For purposes of computing net loss per common share – basic and diluted, for the year ended December 28, 2002, the weighted average number of shares of common stock outstanding includes the effect of the 6,490,223 exchangeable shares of HEARx Canada, Inc. described above, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes.

Statements of Cash Flows

      For the purposes of the Statements of Cash Flows, temporary cash investments which have an original maturity of ninety days or less are considered cash equivalents.

Reclassifications

      Certain amounts in the 2001 and 2000 financial statements have been reclassified in order to conform to the 2002 presentation.

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

Stock-based compensation

      The Company has granted stock options to employees and directors under stock option plans that are more fully described in Note 8. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Stock-based employee compensation cost reflected in net loss is not significant, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	2002	2001	2000

Net Loss applicable to Common Stockholders
As reported	$(7,577,010)	$(9,441,736)	$(4,663,449)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(394,990)	(758,264)	(927,551)
Pro forma	(7,972,000)	(10,200,000)	(5,591,000)
Loss per share – basic and diluted
As reported	$(0.34)	$(0.72)	$(0.39)
Pro forma	$(0.35)	$(0.78)	$(0.47)

      For purposes of the above disclosure, the determination of the fair value of stock options granted in 2002, 2001 and 2000 was based on the following: (i) a risk free interest rate of 3.29%, 4.66% and 5.12% respectively; (ii) expected option lives ranging from 5 to 9 years; (iii) expected volatility in the market price of the Company’s common stock of 95%, 93% and 89% respectively; and (iv) no dividends on the underlying common stock.

2.     Investment Securities

      Investment securities available for sale consist of the following:

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains/(Losses)	Value

December 28, 2002
Certificates of Deposit	$435,000	$—	$435,000

December 29, 2001
Certificate of Deposit	$150,000	$—	$150,000

      At December 28, 2002, the $435,000 certificates of deposit had a contractual maturity of one year, and were pledged as collateral to a financial institution for automated clearing house exposure.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

3.     Debt

      Long term debt consists of the following:

	December 28	December 29
	2002	2001

Note payable to supplier — see (a) below:
Tranche A	$8,200,000	$10,875,000
Tranche B	104,000	—
Tranche C	2,700,000	—
Tranche D	13,000,000	—
Notes payable collateralized by customer list, see (b) & (c) below	306,250	162,500
Notes payable to supplier — see (e) below	387,345	—
Note payable — see (f) below	1,000,006	—
Other	458,073	205,812

	26,155,674	11,243,312
Less current maturities	(4,073,285)	(2,492,313)

	$22,082,389	$8,750,999

      The approximate aggregate maturities on long term debt obligations in years subsequent to 2002 are as follows: 2003 — $4,073,000; 2004 — $3,536,000; 2005 — $3,213,000; 2006 — $1,948,000 and 2007 — $13,386,000.

a)	On April 23, 2001, the Company and Siemens Hearing Instruments, Inc. (“Siemens”) signed a letter of intent pursuant to which the parties intended to form a marketing and promotional alliance in the United States. As part of this letter of intent, Siemens agreed to provide HearUSA with a five-year $7.5 million line of credit with interest at 12%, payable quarterly. These terms of the letter of intent relating to $7.5 million line of credit became binding on April 27, 2001, when HearUSA first drew on the line of credit. Under the letter of intent, HearUSA agreed to purchase from Siemens a certain percentage of HearUSA’s total hearing aid requirements over the next five years. The letter of intent provided that as HearUSA purchased products from Siemens, Siemens would pay to HearUSA certain rebates that would then be used to pay the quarterly installments of principal and interest under the five-year line of credit. On December 7, 2001, HearUSA and Siemens entered into the credit agreement and supply agreement described below, which superseded the letter of intent.

On December 7, 2001, HearUSA entered into a credit agreement with Siemens pursuant to which Siemens agreed to provide a $51,875,000 secured credit facility. The credit facility is comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan).

The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under the April 23, 2001 agreement (which included a $7.5 million line of credit); (ii) a $2,000,000 loan from the Company to Helix to fund the NECP acquisition (Note 5) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding HearUSA’s Series I Convertible

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Preferred Stock. The Tranche B Loan may be used only for future acquisitions by the Company subject to guidelines by credit agreement or as otherwise agreed to by the Company and Siemens. The Tranche B Loan proceeds of $104,000 were used for the December 2002 asset acquisition of three centers of Hear America, Inc described in Note 3(b) below. The Tranche C Loan proceeds have been used for to repay a term loan payable by Helix to Siemens. The Tranche D Loan proceeds were used to repay all of Helix’s existing convertible debt and portions of its non-convertible debt. The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. See Note 16 regarding compliance with covenants and a new Tranche E Loan.

The Tranche A and C Loans are payable in equal quarterly amounts over five years, through their maturity dates of December 2006 and June 2007, respectively. The Tranche B Loan is payable quarterly and payments are calculated as 5% of the aggregate outstanding balance. Any remaining Tranche B Loan principal and interest is due and payable on the final maturity date of December 2007. Interest of 10% is due and payable each quarter for the Tranche A, B and C loans. Principal and interest, at prime rate (4.25% at December 28, 2002) plus 1%, on the Tranche D Loan is payable on the final maturity date of April 2007. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens pursuant to the supply agreement discussed below. HearUSA records a preferred pricing receivable and reduces cost of goods sold for the preferred pricing earned as it meets minimum purchase percentages from Siemens. During 2002 and 2001, approximately $3,795,000 and $1,665,000, of earned preferred pricing reductions, respectively, were recorded as a reduction of cost of goods sold, and $1,315,000 and $390,000 of interest, respectively, and $3,130,000 and $625,000 of principal, respectively, has been repaid through such preferred pricing reductions. The loans may be prepaid in whole or in part at any time without penalty. The credit facility is secured by a first priority security interest in substantially all of the assets of HearUSA.

In connection with the credit facility, HearUSA and Siemens entered into a supply agreement dated as of December 7, 2001, pursuant to which HearUSA agreed to purchase from Siemens certain minimum percentages of HearUSA’s hearing aid purchases for a period of ten years (an initial five year term and a five year renewal term) at specified prices.

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

b)	In December 2002, the Company acquired the customer list and selected assets of Hear America, Inc. in Missouri for approximately $114,000 in cash, and a three year note in

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

the amount of $225,000 plus interest at 7% payable in three annual installments of $75,000 plus interest beginning December 9, 2003.

c)	During July 1999, the Company issued a $325,000 promissory note payable bearing 8.75% interest to an individual in connection with a purchase of an audiological practice in California, (See Note 8). The note is payable in four annual installments of $81,250 plus accrued interest, beginning July 1, 2000 and is collateralized by the equipment and customer list purchased.

d)	In January 1996, the Company acquired the customer list and selected assets of Suffolk County Hearing Aid Center, Inc. in New York for $150,000 in cash, 150,000 shares of Common Stock, and a five year note in the amount of $250,000 including interest. The note payable included interest at 5.5% was payable in five annual installments of $50,000 including interest beginning January 22, 1997 and was repaid in January 2001.

e)	Notes payable to Siemens and affiliates bearing interest at rates ranging from 4% to 8%, payable in monthly payments ranging from approximately $3,000 to $8,300, maturing between 2003 through 2005, collateralized by various inventory, accounts receivable and equipment.

f)	Notes payable issued by Helix before the combination in connection with prior business acquisitions, bearing interest at rates ranging from 4% to 8%, payable in monthly payments ranging from approximately $800 to $14,200, maturing between 2003 and 2007, collateralized by various equipment.

4.     Property and Equipment and Leases

      Property and equipment consists of the following:

	Range of	December 28,	December 29,
	Useful Lives	2002	2001

Equipment, furniture and fixtures	5-10 years	$11,535,324	$8,567,807
Leasehold Improvements	5-10 years	7,300,954	6,892,273
Computer systems	3 years	5,214,611	3,720,120
Leasehold improvements in progress	N/A	214,171	223,855
		24,265,060	19,404,055
Less accumulated depreciation and amortization		17,024,811	12,568,412
		$7,240,249	$6,835,643

      Approximate future minimum rental commitments under operating leases are as follows: $5,887,000 in 2003; $4,665,000 in 2004; $3,680,000 in 2005; $1,639,000 in 2006; $703,000 in 2007 and $664,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas.

      Equipment and building rent expense for the years ended December 28, 2002, December 29, 2001 and December 29, 2000 was $5,351,000, $3,759,000 and $3,181,000, respectively.

5.     Investment in and Advances to Affiliated Company

      On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% per annum and

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. Prior to the closing of the combination with Helix, the Company accounted for this investment using the equity method. Approximately $631,000 was recorded as equity in loss of affiliated company for the twelve months ended December 28, 2002, representing the Company’s equity in the net loss of Helix from the January 14, 2002 acquisition date to June 30, 2002, the effective closing date of the combination with Helix for financial reporting purposes. At December 28, 2002, approximately $2,485,000 from this transaction is included in goodwill. See Note 1.

      At June 30, 2002, a note of approximately $9,400,000 and an advance of approximately $100,000 were receivable by the Company from Helix.

6.     Helix Transaction

      On July 11, 2002, the Company completed its business combination with Helix. As a result of the combination, management believes combining the two entities will result in a stronger and more competitive company capable of achieving greater financial strength, better access to capital markets and greater potential than either company would have on its own.

      The Company had entered into a definitive agreement with Helix on July 27, 2001(which was subsequently amended and restated on November 6, 2001) to acquire all of the issued and outstanding common shares of Helix in exchange for approximately 14,610,000 shares of the Company’s common stock, at a price of $1.72, the market price of the Company’s common stock on the day preceding the public announcement of the definitive agreement. As a result of the closing, as of December 28, 2002, the Company has issued 8,120,154 shares of the Company’s common stock and 6,490,223 exchangeable shares of HEARx Canada, Inc. In addition, the Company has issued options and warrants to purchase approximately 1,730,000 shares of the Company’s common stock to holders of Helix options and warrants in exchange for those options and warrants. The fair value of the Company’s options and warrants issued was approximately $380,000, using fair value assumptions of: no dividends, expected volatility of approximately 95%, risk-free interest rate of approximately 4%, and expected lives ranging from 1 to 6 years. Total costs incurred by the Company in connection with the acquisition were approximately $2,547,000. This resulted in a total purchase price of approximately $28,058,000.

      The following table summarizes the fair values of the Helix’s assets acquired and the liabilities assumed as of June 30, 2002, the first day of the Company’s third quarter, the effective date of the acquisition for financial reporting purposes. These fair values are based on Helix’s balance sheet at

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

June 30, 2002 under US GAAP and translated from Canadian dollars to US dollars at the rate of .6585.

Current assets	$6,481,000
Property and equipment	2,446,000
Intangible assets	11,810,000
Goodwill	29,915,000

Total assets acquired	50,652,000
Current liabilities	(8,591,000)
Long-term debt	(14,003,000)

Total liabilities assumed	(22,594,000)

Net assets acquired	$28,058,000

      Of the $11,810,000 of estimated acquired intangible assets, $7,200,000 was assigned to trademarks and trade names that are not subject to amortization, and $4,610,000 was assigned to patient files, which have a weighted average useful life of approximately 15 years.

      In connection with the transaction, the Company has allocated the goodwill to the following segments as of December 28, 2002.

	Centers	Network	Total

Goodwill	$28,410,000	$1,505,000	$29,915,000

      None of the $29,915,000 of goodwill is expected to be deductible for tax purposes.

      The pro forma condensed combined statements of operations data gives effect to the combination as it occurred at the beginning of the earliest period presented, combining the results of HearUSA for the years ended December 28, 2002 and December 29, 2001 with those of Helix for the years ended December 28, 2002 and November 30, 2001.

      Summary Unaudited Pro Forma Condensed Combined Statements of Operations Data:

	Year Ended	Year Ended
	December 28, 2002	December 29, 2001

Net revenue	$74,195,000	$79,354,000
Net loss applicable to Common stockholders	(12,694,000)	(16,844,000)
Loss per common share:
Basic and diluted	$(0.43)	$(0.61)

7.     Stockholders’ Equity

A. Private Placement

      On March 29, 2002, the Company closed on a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase stock warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company has undertaken to register the common stock for resale.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

      All members of the board of directors of the Company, as of March 29, 2002, participated in the private placement, purchasing 805,000 of the 1,500,000 shares of common stock. Because the shares were sold at a $0.05 per share discount to the quoted market price of $1.05 per share, additional compensation expense of approximately $40,000 was incurred for the quarter ended March 30, 2002. The fair value of the warrants was not significant.

B. Stock Subscription

      On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock, par value $.10 per share (“Common Stock”) to an investment banker, for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500. The secured, nonrecourse promissory note is collateralized by the Common Stock purchased which is held in escrow. The principal amount of the note and accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At December 28, 2002, the interest rate of the note was 4.25%. The $412,500 note has been recorded as Stock Subscription in stockholders’ equity in the accompanying balance sheet.

      Under the terms of a consulting agreement with the investment banker, beginning December 1, 2000, the Company paid the investment banker approximately $188,000 for financial consulting services, which was recorded as consulting expense of approximately $38,000 and $150,000 during 2000 and 2001, respectively. The agreement was terminated in August 2001.

C. Series J Preferred Stock

      On December 13, 2001, the Company completed an exchange and redemption of all of the 418 shares of outstanding Series I Convertible Preferred Stock (see Note 7D below) and 203,390 associated common stock purchase warrants for $1,951,000 in cash, 233 shares of newly created Series J Preferred Stock, and 470,530 shares of Common Stock. The cost of the transaction included legal and broker fees of approximately $47,500 in cash and 136,180 shares of Common Stock issued to the broker. The fair value of the cash, shares of Series J Preferred Stock, and Common Stock transferred to the holders of the Series I Convertible Preferred Stock approximated the carrying value of the Series I Convertible Preferred Stock and the related dividends payable of approximately $4.7 million.

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

      At any time the Company has the right to redeem all or a portion of the Series J Preferred Stock for a redemption price equal to the stated value plus accrued and unpaid dividends. If there is a change in control of the Company, only upon or after the approval thereof by the Company’s Board of Directors, the holders of the Series J Preferred Stock have the right to require the Company to redeem the Series J Preferred Stock at a price of 120% of the stated value plus any accrued and unpaid dividends. The parties have agreed that the transaction with Helix shall not be deemed to be a “change in control” for this purpose.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Convertible Preferred Stock, if any. In the event that the assets of the Company are insufficient to pay the full amount due the holders of the Series J Preferred Stock and any holders of securities equal in ranking, such holders will be entitled to share ratably in all assets available for distribution.

      In connection with this transaction, the Company also entered into a Registration Rights Agreement with the holder under which the Company is required to file a registration statement on Form S-3 covering the resale of the 470,530 shares of Common Stock issued in this transaction no later than 180 days from December 13, 2001. The 470,530 shares of Common Stock issued in the transaction, together with 129,470 shares of Common Stock currently held by the same holder, have been placed in escrow and are subject to resale restrictions based on the trading price of the common stock and appropriate resale registration. During 2002 and 2001, approximately $145,000 and $5,000 of the 6% dividend is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

D. Series I Convertible Preferred Stock

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

E. Reverse Stock Split

      On June 30, 1999, the Company effectuated a one for ten reverse split of its common stock. The reverse stock split and a reduction in the authorized shares of common stock to twenty million were approved at the June 7, 1999 Annual Meeting of Stockholders. Each stockholder on June 30, 1999 was entitled to one share of common stock for each ten shares of common stock held in connection with the reverse split. A cash payment was paid in lieu of fractional shares.

F. 1998 Convertible Preferred Stock

      On August 27, 1998, the Company completed a private placement of 7,500 units of $1 par, 1998 Convertible Preferred Stock and related common stock purchase warrants. Net proceeds to the Company after the payment of placement fees, legal and accounting expenses was $6,975,000. The additional capital was primarily raised to fund construction and start-up costs of the HEARx West centers.

      The 1998 Convertible Preferred Stock ranks prior to all of the Company’s Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1998 Convertible Preferred, junior to the Company’s 1997 Convertible Preferred Stock (none of which remains outstanding) and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1998 Convertible Preferred. Upon conversion the 1998 Convertible Preferred, holders are entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Convertible Preferred ($1,000 per share) so converted plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock five of twenty days prior to conversion, and $18.00 (the closing bid price at the date of issuance, subject to adjustment upon occurrence of certain dilutive events including the reverse split described above). The premium payable upon conversion is equal to 8% of the stated value of 1998 Convertible Preferred from the date of issuance until one year following such date, and increased by 0.5% each year, commencing on the date which was one year following the date of issuance. The 1998 Convertible Preferred may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Convertible Preferred, holders of 1998 Convertible Preferred will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998 Convertible Preferred shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

stated value for the period from the date of issuance until the date of final distribution. During 2002, no shares of the 1998 Convertible Preferred Stock were converted. During 2001 and 2000, 638 and 1,800 of the 1998 Convertible Preferred, respectively, plus accrued dividends of $140,255 and $216,926, respectively, were converted into 699,413 and 517,989 shares of the Company’s Common Stock, respectively. In addition, during 2002 and 2001, 214 and 100 shares, respectively, of the 1998 Convertible Preferred plus accrued dividends of $69,973 and $30,947, and an 8 percent premium of $17,120 and $0 respectively, was redeemed for cash of approximately $351,000 and $139,000 respectively. The 2002 redemption included costs of $50,000 in cash and 136,018 shares of the Company’s common stock. During 2002, 2001 and 2000 approximately $552,000, $524,000 and $543,000, respectively, of the conversion premium has been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

      For each unit of 1998 Convertible Preferred purchased, each investor received warrants to acquire 7.5 shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $18.00 per share. The warrants will expire on August 27, 2003. In connection with this transaction, the Company issued an additional 56,250 warrants with an exercise price of $18.00 to certain individuals as finder’s fees for the placement of the 1998 Convertible Preferred with investors. As of December 28, 2002, no warrants were outstanding.

G. 1997 Convertible Preferred Stock

      The 1997 Convertible Preferred Stock ranked prior to all of the Company’s Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1997 Convertible Preferred, and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1997 Convertible Preferred. The 1997 Convertible Preferred Stock bore a cumulative premium of 6%, payable in kind or cash upon conversion at the option of the Company. Upon conversion of the Preferred Stock, holders were entitled to receive a number of shares of Common Stock determined by dividing the stated value of the Preferred Stock ($1,000 per share), plus a premium in the amount of 6% per annum of the stated value from the date of issuance (unless the Company chose to redeem the shares otherwise issuable in respect of that premium) by a conversion price equal to the lesser of (i) $50.00, or (ii) 85% of the average of the closing bid prices for shares of Common Stock for the ten day trading period immediately prior to conversion. The 1997 Convertible Preferred Stock was convertible by holders beginning August 15, 1997 and at any time prior to March 17, 2000 and must have been converted on that date. During 2000 1,000 shares of the 1997 Convertible Preferred Stock plus accrued dividends of $175,397 were converted into 299,214 shares of the Company’s Common Stock. All shares of the 1997 Convertible Preferred Stock had been converted before December 29, 2000. During 2000 approximately $9,000 of the 6% conversion premium had been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statement of operations.

H. Shareholder Rights Plan

      On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a “Right”) for each outstanding share of Common Stock was declared, and payable to the stockholders of record on December 31, 1999. The Shareholder Rights Plan was amended and restated on July 11, 2002, in connection with the combination with Helix, to among other things, give effect to the issuance of the exchangeable shares as voting stock of the Company, and to otherwise take into account the effects of the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

combination. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009.

      Following the acquisition of 15% or more of the Company’s Common Stock by a person or group without the prior approval of the Board of Directors, the holders of the Rights (other than the acquiring person) will be entitled to purchase shares of Common Stock (or Common Stock equivalents) at one-half the then current market price of the Common Stock, or at the election of the Board of Directors, to exchange each Right for one share of the Company’s Common Stock (or Common Stock equivalent). In the event of a merger or other acquisition of the Company without the prior approval of the Board of Directors, each Right will entitle the holder (other than the acquiring person), to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The Company will be able to redeem the Rights at $0.01 per Right at any time until a person or group acquires 15% or more of the Company’s Common Stock. The Board of Directors specifically exempted the Helix transaction from the operation of the Plan.

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

      On July 11, 2002, in connection with the combination with Helix, HEARx Canada, Inc., an indirect subsidiary of the Company, adopted a Rights Agreement (the “Exchangeable Rights Plan”) substantially equivalent to the Company’s Rights Plan. Under the Exchangeable Rights Plan, each exchangeable share issued has an associated right (an “Exchangeable Share Right”) entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either one one-hundredth of a share of the Company’s Series H Junior Participating Preferred Stock or, in certain circumstances, shares of common stock under the Company’s Shareholder Rights Plan. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company’s Shareholder Rights Plan and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company’s Shareholder Rights Plan.

I. Warrants

      No warrants were exercised in 2002.

      The aggregate number of common shares reserved for issuance upon the exercise of warrants is 2,981,239 as of December 28, 2002. The expiration date and exercise prices of the outstanding warrants are as follows:

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Outstanding	Expiration	Exercise
Warrants	Date	Price

57,712	2003	12.50
234,953	2003	2.88
50,975	2003	20.00
112,501	2003	18.00
893,403	2003	3.16
131,695	2005	2.46
1,500,000	2005	1.15

2,981,239

J. Aggregate and Per Share Cumulative Preferred Dividends

      As of December 28, 2002 and December 29, 2001, the aggregate and per share amount of arrearages in cumulative preferred dividends/premiums were $1,215,000 and $1,521,000 and $.05/share and $.11/share, respectively.

8.     Stock Plans

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

      On October 24, 2001 the Board of Directors approved the issuance of non-qualified stock options to purchase 300,000 shares of the Company’s Common Stock for $.77 per share, to an officer of the Company. These grants are independent of the Company’s 1987 and 1995 stock option plans and are to be funded on exercise from shares of treasury stock.

      On June 26, 2002, the Board of Directors adopted and the Company’s shareholders approved, the 2002 Flexible Stock Plan. This plan is administered by the Company’s Board of Directors. A maximum of 3,000,000 shares of the Company’s Common Stock were authorized for issuance under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

number of shares subject to the plan as of the prior year beginning in fiscal year 2003 not to exceed 5,000,000 shares in the aggregate. All employees of the Company are eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors.

      As of December 28, 2002, 340 employees of the Company held options permitting them to purchase an aggregate of 2,168,290 shares of Common Stock at prices ranging from $.62 to $18.75 per share. Options are exercisable for periods ranging from four to nine years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

      The following table summarizes the transactions of the Company’s employee stock option plans:

	Year Ended

	December 28, 2002		December 29, 2001		December 29, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,574,222	$3.32	873,957	$5.42	764,194	$5.78
Granted	644,342	$2.50	758,830	$1.04	152,360	$4.12
Exercised	—	—	35	$2.00	1,600	$2.09
Forfeited and cancelled	50,274	$4.85	58,530	$5.17	40,997	$7.42

Outstanding at end of year	2,168,290	$3.04	1,574,222	$3.32	873,957	$5.42

Exercisable at end of year	1,657,467		862,388		452,214

Weighted average fair value of options granted during year	$0.52		$0.80		$3.43

      The following table summarizes information about fixed employee stock options outstanding at December 28, 2002:

		Weighted		Options
		Average	Weighted	Exercisable	Weighted
	Options	Remaining	Average	At December	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	28, 2002	Exercise Price

$ .62 – $ .77	322,870	4.2	$0.77	303,381	$.77
$ .78 – $ 2.00	506,250	8.0	$1.28	153,986	$1.45
$2.01 – $ 5.4	1,025,157	4.5	$3.20	896,308	$3.10
$5.41 – $ 8.75	298,893	3.8	$7.28	288,672	$7.34
$8.76 – $18.75	15,120	4.2	$15.72	15,120	$15.72

	2,168,290			1,657,467

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

      The stock options are exercisable in the following years:

2003	1,886,360
2004	151,622
2005	120,718
2006	9,590

2,168,290

B. Non-Employee Director Plan

      In April 1993, the stockholders of the Company approved the adoption of the HearUSA Inc. Non-qualified Stock Option Plan for Non-Employee Directors (“Directors Plan”). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors and promote long-term stockholder value by granting stock options to non-employee directors. Grants cannot exceed 50,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003. Under the plan, each non-employee director may be granted 1,500 options each year. The option price is the fair market value of the Company’s shares at the date of grant.

      As of December 28, 2002, three directors hold options as follows: 3,000 shares at $3.40, 4,500 at $4.00, 4,500 shares at $5.00, 4,500 shares at $6.875, 16,500 at $7.50, and 4,500 shares at prices ranging from $12.50 to $58.75 per share.

C. Stock Bonus Plan

      The Board of Directors adopted a Stock Bonus Plan (“Bonus Plan”). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 50,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company’s strategic objectives. At present there are nine senior management personnel eligible to participate. No shares were issued in 2002, 2001, or 2000.

9.     Major Customers and Suppliers

      During 2002 and 2001, the Company did not have sales totaling 10% or more of the total net sales to a single customer. In 2000, the Company had sales totaling $5.7 million or 10.2% of net sales to a single customer, Kaiser Permanente Health Plan.

      During 2002, 2001 and 2000, the Company purchased approximately 90.9%, 94.9%, and 79.2% of all hearing aids sold by the Company from Siemens. As described in Note 3, on December 7, 2001, the Company entered into a supply agreement with Siemens with an initial five year term, whereby, the Company agreed to minimum purchase levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

10.     Related Party Transactions

      On January 6, 1999, HEARx West entered into a capitation contract with an affiliate (the “Kaiser Plan”) of its minority owner, the Permanente Federation LLC. Under the terms of the contract,

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2002, 2001 and 2000 approximately $1,682,000, $1,943,000 and $5,722,000 of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.

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

      The Company’s Quebec subsidiaries (the “Quebec subsidiaries”) provide management services to a single client, Forget & Sauvé, audioprothesistes, s.e.n.c. operating under the name Le Groupe Forget (“Le Groupe Forget“). Le Groupe Forget is controlled by Steve Forget, a director and former president of the Company. Le Groupe Forget operates a network of 16 hearing healthcare centers in the Province of Quebec. The services provided to Le Groupe Forget by the Quebec subsidiaries include inventory purchasing and management, office service support, general administration and patient management software and related training. The aforementioned services are rendered to Le Groupe Forget by the Quebec subsidiaries pursuant to management agreements entered into by each of the subsidiaries and Le Groupe Forget. During the year ended December 28, 2002 revenue of approximately $2,363,000 was earned from services to Le Groupe Forget. At December 28, 2002, approximately $1,029,000 has been included in the accounts receivable resulting from these transactions.

11.     Income Taxes

      The components of loss before equity in losses of affiliated company are as follows:

	2002	2001	2000

Domestic	$(6,244,000)	$(8,630,000)	$(3,317,000)
Foreign	(6,000)	—	—

Total loss before equity in losses of affiliated company	$(6,250,000)	$(8,630,000)	$(3,317,000)

      The Company has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes.

      Deferred tax assets (liabilities) are comprised of the following:

	December

	2002	2001

Depreciation	$557,000	$422,000
Allowance for doubtful accounts	505,000	93,000
Joint venture	(1,482,000)	(931,000)
Other	221,000	269,000
Net operating loss carryforward	31,613,000	26,463,000

	31,414,000	26,316,000
Less valuation allowance	(31,414,000)	(26,316,000)

Net deferred tax asset	$—	$—

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

      At December 28, 2002 the Company had net operating loss carryforwards of approximately $84,000,000 for U.S. Federal tax purposes, and approximately $5,000,000 of operating loss carryforwards in Canada. Included in the U.S. Federal tax net operating loss carryforwards are approximately $7,000,000 related to U.S. subsidiaries of Helix pre-combination whose annual utilization would be limited due to the ownership change of Helix in connection with the combination with the Company. Should tax benefits ever be realized from such Helix pre-combination net operating loss carryforwards, the valuation allowance would be reduced and the benefit would be recorded as a reduction of the goodwill resulting from the Helix combination.

      The losses are available for carryforward for fifteen and twenty year periods and began to expire in 2002 and continue expiring through 2022. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

      The provision for income taxes differs from the amount computed using the Federal statutory income tax rate as follows:

	2002	2001	2000

Provision at Federal statutory rate	$(2,125,000)	$(2,934,000)	$(1,128,000)
State income taxes, net of Federal Income tax effect	(227,000)	(313,000)	(120,000)
Nondeductible expenses	(22,000)	(18,000)	(18,000)
Effect of foreign operations	2,000	—	—
Increase in valuation allowance	2,472,000	2,944,000	1,603,000
Other	(100,000)	321,000	(337,000)

Income tax provision	$—	$—	$—

      Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings are not significant at December 28, 2002.

12.     Commitments and Contingencies

      The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $44,200, $45,800 and $45,400 for the years ended December 28, 2002, December 29, 2001 and December 29, 2000, respectively.

      Effective December 14, 1999, the Company entered into five year employment agreements with certain of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

13.     Quarterly Financial Data (Unaudited)

Year Ended	First	Second	Third	Fourth
December 28, 2002	Quarter	Quarter	Quarter	Quarter

Net Revenues	$12,010,016	$12,661,032	$17,055,786	$17,864,940
Operating Expenses	13,075,183	13,064,845	19,727,628	18,358,016
Loss from Operations	(1,065,167)	(403,813)	(2,671,842)	(493,076)
Interest Income	22,066	69,986	14,373	7,727
Net Loss applicable to Common stockholders (a)	(1,563,486)	(1,377,876)	(3,463,784)	(1,171,864)
Earnings per share (a)	(.11)	(.09)	(.12)	(.04)

Year Ended	First	Second	Third	Fourth
December 29, 2001	Quarter	Quarter	Quarter	Quarter

Net Revenues	$12,488,191	$11,341,188	$12,370,798	$12,595,933
Operating Expenses	15,436,835	14,037,415	13,100,630	14,420,580
Loss from Operations	(2,948,644)	(2,696,227)	(729,832)	(1,824,647)
Interest Income	46,574	54,290	73,919	47,566
Net Loss applicable to Common stockholders	(3,113,224)	(2,995,535)	(1,157,723)	(2,175,254)
Earnings per share	(.25)	(.23)	(.09)	(.15)

a)	In connection with the combination with Helix, the fiscal year end of Helix for financial reporting purposes was changed from November 30 to the last Saturday in December to conform to the Company’s fiscal year end. As a result, the following components of the Company’s consolidated statements of operations for the three months ended March 30, 2002 and June 29, 2002 would be restated for the effect on the Company’s equity in Helix’s net loss.

	Three Months Ended	Three Months Ended
	March 30, 2002	June 29, 2002

Equity in net loss of affiliated company,	$(61,405)	$(27,015)
Equity in net loss of affiliated company, as restated	$(72,086)	$(558,717)
Net loss applicable to common stockholders	$(1,552,805)	$(846,174)
Net loss applicable to common stockholders, as restated	$(1,563,486)	$(1,377,876)
Net loss per common share-basic and diluted	$(0.11)	$(0.05)
Net loss per common share-basic and diluted, as restated	$(0.11)	$(0.09)

14.     Fair Value of Financial Instruments

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

15.     Recent Accounting Pronouncements

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

      In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of SFAS No.’s 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for fiscal years beginning after May 15, 2002. The impact of adoption of SFAS 145 on the Company’s financial position and results of operations was not material.

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

      In December 2002, the FASB issued SFAS, No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. SFAS 148 is generally effective for financial statements for fiscal years ending after December 15, 2002. The impact of adoption of SFAS 148 on the Company’s financial position and results of operations was not material as the Company continues to use the intrinsic value method.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of adopting FIN 45 on the Company’s financial position and results of operations is not expected to be material.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial State-

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

ments,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

16.     Liquidity and Subsequent Event

      As of December 28, 2002, the Company has an excess of current liabilities over current assets of approximately $10.2 million. For the twelve months ended December 28, 2002, the Company incurred a net loss of approximately $6.9 million. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of December 28, 2002, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s $51,875,000 secured credit agreement with Siemens. On February 19, 2003, the Company obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of December 28, 2002. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. As a result of the completion of the combination with Helix and significant cost cutting initiatives taken throughout 2001 and 2002, the Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. Should the Company determine that additional financing is necessary one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

      On March 14, 2003, the Company obtained additional funding of $3,500,000 in the form of a five-year note payable to Siemens (Tranche E) with 10% interest. The Company is required to make monthly payments of interest only in the first year. In years two through five, the Company must make monthly principal and interest payments. The additional funding was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement.

HearUSA Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at					Balance at
	Beginning					End Of
	Of Period	Additions		Deductions		Period

December 28, 2002
Allowance for doubtful accounts	$185,814	$1,563,869	(2)	$(406,786	)(1)	$1,342,897
Allowance for sales returns	$500,780	330,279	(3)	—		$831,059

December 29, 2001
Allowance for doubtful accounts	$212,657	$125,206		$(152,049	)(1)	$185,814
Allowance for sales returns	$772,976			$(272,196)		$500,780

December 29, 2000
Allowance for doubtful accounts	$535,609	$377,500		$(700,452	)(1)	$212,657
Allowance for sales returns	$497,412	$275,564				$772,976

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Includes Allowances for doubtful accounts of Helix of $767,346.

(3)	Includes allowance for sales returns of Helix of $151,775.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers

      The information required by this Item for directors is set forth in the Company’s 2003 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

      The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.	Executive Compensation

      The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is set forth in the Company’s 2003 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 28, 2002:

Number of securities
remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a)) (c)

Equity compensation plans
approved by security holders	1,688,044	$3.46	2,712,503 (1)

Equity compensation plans
not approved by security
holders	589,946 (2)	$3.34	50,000

(1)	The plans authorize an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year.

(2)	Consists of non-qualified options granted outside the Company’s 1987 Stock Option Plan and 1995 Flexible Stock Plan in 1993, 1995, 1996, 1999 and 2001.

      The material features of the outstanding options which were granted outside the 1987 Stock Option Plan and 1995 Flexible Stock Plan are as follows:

1999 Non-plan Option Grants:

      An option to purchase 100,000 shares of common stock was granted to Dr. Paul A. Brown, the Company’s Chairman of the Board of Directors, pursuant to his employment contract, at an exercise price of $3.875, which was equal to the closing price of Common Stock as reported on the American Stock Exchange of the shares on the effective date of his employment contract. The options vest at a rate of 25% per year and have a ten-year life.

      An option to purchase 113,246 shares of common stock was granted to Stephen J. Hansbrough, the Company’s Chief Executive Officer, pursuant to his employment contract, at an exercise price of $3.875, which was equal to the closing price of Common Stock as reported on the American Stock Exchange of the shares on the effective date of his employment contract. The options vest at a rate of 25% per year and have a ten-year life.

2001 Non-plan Option Grant:

      An option to purchase 300,000 shares of common stock was approved by the Board of Directors and granted to Stephen J. Hansbrough, the Company’s Chief Executive Officer, at an exercise price of $0.77, which was equal to the closing price of Common Stock as reported on the American Stock Exchange of the shares on the grant date. The options vested immediately and have a ten-year life.

Other Non-plan Option Grants:

      Options to purchase 76,700 shares of common stock were approved by the Board of Directors and granted to various employees and consultants between 1993 and 1996, at exercise prices ranging from $10.00 to $20.00, which were equal to the closing prices of the Common Stock on the grant dates. These options are fully vested and have a ten year life.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is set forth in the Company’s 2003 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 14.	Controls and Procedures

a.	Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1) The following financial statements are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001.

(ii)	Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001 and December 29, 2000.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 28, 2002, December 29, 2001 and December 29, 2000.

(iv)	Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 29, 2000.

(v)	Notes to Consolidated Financial Statements

(2) The following financial statement schedule is filed as part of this report and contained on page 56.

Schedule II	Valuation and Qualifying Accounts

(3) Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)
2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)
2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.7	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.8	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.9	Amended and Restated By-Laws of HearUSA, Inc.
4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (File No. 33-17041-NY)).
4.2	Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).
4.3	Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).
4.4	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).

4.5	Securities Purchase Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (File No. 001-11655)).
4.6	Registration Rights Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signatures pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (File No. 001-11655)).
4.7	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (File No. 001-11655)).
4.8	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (File No. 001-11655)).
4.9	Registration Rights Agreement, dated as of December 13, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (File No. 001-11655)).
4.10	Escrow Agreement, dated as of December 13, 2001, by and among HEARx, Advantage Fund II Ltd. and American Stock Transfer & Trust Company, as Escrow Agent (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (File No. 001-11655)).
4.11	Release, dated as of December 13, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (File No. 001-11655)).
4.12	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock. (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).
4.13	Form of Support Agreement among HEARx Ltd., HEARx Canada Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc. and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference as Exhibit 10.11 to the Company’s Registration Statement of Form S-18 (Reg No. 33-17041-NY)).#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and (b) Form of Option Agreement (incorporated herein by reference as Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY)).#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference as Exhibit 4 to the Company’s 1995 Proxy Statement (File No. 001-11655)).#
10.4	Executive Employment Agreement, dated December 14, 1999 with Dr. Paul A. Brown (incorporated herein by reference as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).#
10.5	Executive Employment Agreement, dated December 14, 1999 with Stephen J. Hansbrough (incorporated herein by reference as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).#
10.6	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (File No. 001-11655)).
10.7	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001 (File No. 001-11655)).

10.8	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001 (File No. 001-11655)).
10.9	Form of Stock Purchase Agreement dated March 29, 2002 by and between HEARx Ltd and each purchaser named therein (incorporated herein by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002 (File No. 001-11655)).
10.10	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement (incorporated herein by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002 (File No. 001-11655)).
10.11	Form of HearUSA 2002 Flexible Stock Plan (incorporated herein by reference as Exhibit 10.9 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022 (File No. 001-11655)).#
10.12	Subscription Agreement, dated January 14, 2002, between HEARx Ltd. and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 10.17 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.13	Credit Agreement dated as of April 30, 2002, among HEARx Ltd., Helix Hearing Care of America, Corp. and each of its direct and indirect subsidiaries (incorporated herein by reference as Exhibit 10.18 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.14	Form of Master Security Agreement Collateral Assignment and Equity Pledge among HEARx Ltd., Helix Hearing Care of America Corp. and each of its direct and indirect subsidiaries, and Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. (incorporated herein by reference as Exhibit 10.19 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.15	Form of Owners’ Equity Pledge and Security Agreement among HEARx Ltd., Steve Forget and Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. (incorporated herein by reference as Exhibit 10.20 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.16	Supply Agreement dated December 1, 2000 between Cousineau, Doucet, Parent, Forget, Audioprothesistes, s.e.n.c. (d/b/a Le Group Forget) and Les Services D’approvisionnement Hearing Care of America Inc. (English translation)
10.17	Management Agreement dated December 1, 2000 between Cousineau, Doucet, Parent, Forget, Audioprothesistes, s.e.n.c. (d/b/a Le Group Forget) and Les Services De Gestion Hearing Care of America Inc. (English Translation)
10.18	Equipment Rental Agreement dated December 1, 2000 between Cousineau, Doucet, Parent, Forget, Audioprothesistes, s.e.n.c. (d/b/a Le Group Forget) and Les Services De Location Hearing Care of America Inc. (English translation)
21	List of Subsidiaries
23	Consent of Independent Certified Public Accountants
99.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company Officer or Director.

(b) Reports on Form 8-K :

      A current report on Form 8-K, dated October 22, 2002, was filed with the Securities and Exchange Commission on October 22, 2002, in which the Company reported its discovery of apparently improper Medicaid billing at a unit of a recently acquired business operating in Massachusetts and that the Company has reported its findings to Massachusetts authorities. The Company also reported the resignation of Mr. Steve Forget as the Company’s president.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

Date: March 28, 2003	By:	/s/ Paul A. Brown, M.D. Paul A. Brown, M.D. Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. BROWN Paul A. Brown, M.D.	Chairman of the Board And Director	March 28, 2003

/s/ STEPHEN J. HANSBROUGH Stephen J. Hansbrough	Chief Executive Officer and Director	March 28, 2003

/s/ GINO CHOUINARD Gino Chouinard	Chief Financial Officer	March 28, 2003

/s/ DAVID J. MCLACHLAN David J. McLachlan	Director	March 28, 3003

/s/ THOMAS W. ARCHIBALD Thomas W. Archibald	Director	March 28, 2003

/s/ JOSEPH L. GITTERMAN III Joseph L. Gitterman III	Director	March 28, 2003

/s/ MICHEL LABADIE Michel Labadie	Director	March 28, 2003

/s/ PIERRE BOURGIE Pierre Bourgie	Director	March 28, 2003

/s/ STEVE FORGET Steve Forget	Director	March 28, 2003

Sarbanes-Oxley Section 302 Certification

I, Stephen J. Hansbrough, certify that:

1.	I have reviewed this annual report on Form 10-K of HearUSA, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Stephen J. Hansbrough _________________________________________ Stephen J. Hansbrough Chief Executive Officer

Sarbanes-Oxley Section 302 Certification

I, Gino Chouinard, certify that:

1.	I have reviewed this annual report on Form 10-K of HearUSA, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gino Chouinard _________________________________________ Gino Chouinard Chief Financial Officer