Form 10-Q
period 2003-03-29
HEARUSA INC
filed 2003-05-13
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number 0-16453

HearUSA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2748248

(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

     Registrant’s Telephone Number, Including Area Code                               (561) 478-8770

Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes    ✓    No

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes              No    ✓

     On April 25, 2003, 30,423,616 shares of the Registrant’s Common Stock were outstanding, including 3,406,460 exchangeable shares of HEARx Canada, Inc.

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements:

	Consolidated Balance Sheets
	March 29, 2003 and December 28, 2002	3

	Consolidated Statements of Operations
	Three months ended March 29, 2003 and March 30, 2002	4

	Consolidated Statements of Cash Flows
	Three months ended March 29, 2003 and March 30, 2002	5

	Notes to Consolidated Financial Statements	6-11

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4:	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	19-21

	Signatures	22

	Certifications Pursuant to Section 302 of the
	Sarbanes - Oxley Act of 2002	23-24

	Exhibit Index	25

Part I — Financial Information

Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets
ASSETS

	March 29,	December 28,
	2003	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$6,947,333	$2,527,671
Investment securities	553,034	550,046
Accounts and notes receivable, less allowance for doubtful accounts of $1,261,277 and $1,342,897	8,177,921	7,145,692
Inventories	1,077,751	980,120
Prepaid expenses and other	1,047,209	912,959

Total current assets	17,803,248	12,116,488

Property and equipment — net	6,931,805	7,240,249
Intangibles, net (Note 4)	45,023,500	45,026,088
Deposits and other	483,037	482,982

	$70,241,590	$64,865,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,512,965	$10,938,056
Accrued expenses	4,140,884	3,738,857
Accrued salaries and other compensation	1,633,783	2,382,495
Current maturities of long term debt	3,969,514	4,073,285
Dividends payable	1,128,541	1,215,167

Total current liabilities	24,385,687	22,347,860

Long term debt, less current maturities	25,004,075	22,082,389

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock:
(Aggregate liquidation preference $8,021,541 and $8,108,167) $1 par, 5,000,000 shares authorized
Series J (233 & 233 shares outstanding)	233	233
Series H Junior Participating (0 shares outstanding)	—	—
1998 Convertible (4,563 shares outstanding)	4,563	4,563

Total preferred stock	4,796	4,796
Common stock: $.10 par; 50,000,000 - shares authorized;
27,490,485 and 24,457,055 shares issued	2,749,048	2,445,705
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	117,011,338	117,314,681
Accumulated deficit	(96,564,218)	(96,765,446)
Accumulated Other comprehensive income — currency translation adjustment (Note 1)	548,505	331,763
Treasury stock, at cost:523,662 & 518,660 common shares	(2,485,141)	(2,483,441)

Total stockholders’ equity	20,851,828	20,435,558

	$70,241,590	$64,865,807

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended March 29, 2003 and March 30, 2002

	March 29	March 30,
	2003	2002

	(unaudited)	(unaudited)

Net Revenues	$18,580,271	$12,010,016

Operating costs and expenses:
Cost of products sold	5,559,602	3,405,098
Center operating expenses	8,616,499	6,759,936
General and administrative expenses	2,568,963	2,386,551
Depreciation and amortization	963,036	523,598

Total operating costs and expenses	17,708,100	13,075,183

Income (loss) from operations	872,171	(1,065,167)
Non-operating income (expense):
Interest income	4,218	22,066
Interest expense	(526,837)	(280,230)

Income (loss) before equity in loss of affiliated company	349,552	(1,323,331)
Equity in loss of affiliated company	—	(61,405)
Net income (loss)	349,552	(1,384,736)

Dividends on preferred stock	(148,324)	(168,069)

Net income (loss) applicable to common stockholders	$201,228	$(1,552,805)

Net income (loss) per common share — basic	$0.01	$(0.11)

Net income (loss) per common share — diluted	$0.01	$(0.11)

Weighted average number of shares of Common stock outstanding:
Basic	30,426,106	14,057,243

Diluted	55,836,097	14,057,243

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 29, 2003 and March 30, 2002

	March 29, 2003	March 30, 2002

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income(loss)	$349,552	$(1,384,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	963,036	523,598
Provision for doubtful accounts	67,550	39,750
Loss on disposition of equipment	—	911
Equity loss in affiliated company	—	61,405
Compensation expense from the issuance of capital stock	—	40,250
Changes in assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(1,099,779)	1,267,318
Inventories	(97,631)	65,889
Prepaid expenses and other	(115,739)	91,344
Increase (decrease) in:
Accounts payable and accrued expenses	2,976,936	(92,181)
Accrued salaries and other	(748,712)	(215,796)

Net cash provided by operating activities	2,295,213	397,752

Cash flow from investing activities:
Purchase of property and equipment	(113,958)	(199,240)
Purchase of pre-combination investment in Helix	—	(2,000,000)
Cost of business combination	—	(97,937)

Net cash used in investing activities	(113,958)	(2,297,177)

Cash flows from financing activities:
Proceeds from issuance of:
Long-term debt	3,500,000	—
Principal payments: Long-term debt	(1,077,288)	(1,036,174)
Purchase of treasury stock	(1,700)	—
Exchange & redemption of capital stock	—	(301,093)
Proceeds from issuance of capital stock, net of offering costs	—	1,500,000
Dividends on preferred stock	(234,950)	(45,047)

Net cash provided by financing activities	2,186,062	117,686
Effects of exchange rate changes on cash	52,345	—

Net increase (decrease) in cash and cash equivalents	4,419,662	(1,781,739)
Cash and cash equivalents at beginning of period	2,527,671	5,561,608

Cash and cash equivalents at end of period	$6,947,333	$3,779,869

Supplemental disclosure of non-cash investing and financing activities:
Purchase of investment in affiliated company by exchanging notes receivable from affiliated company	$—	$2,700,000

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2002.

1.     Summary of Significant Accounting Policies

Helix Transaction

On July 27, 2001, the Company and Helix Hearing Care of America Corp., a Canadian corporation (“Helix”), signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both HEARx and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002, and is effective June 30, 2002,the first day of the Company’s third quarter of 2002, for financial reporting purposes. In connection with the completion of the business combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc. and increased its authorized capital. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”.

As of March 29, 2003, 3,456,793 exchangeable shares of HEARx Canada, Inc., an indirect subsidiary of the Company, were issued or will be issued to certain former common shareholders of Helix in connection with the combination. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. The exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”.

Earnings Per Share

For purposes of computing net income per common share – basic and diluted, for the three months ended March 29, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 3,456,793 exchangeable shares of HEARx Canada, Inc. described above, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes. For computing net income earnings per share – diluted for the three months ended March 29, 2003, 25,409,991 shares were included for convertible preferred stock.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

HearUSA, Inc.
Notes to Consolidated Financial Statements

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

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	March 29,	March 30,
	2003	2002

Comprehensive income (loss):
Net income (loss) for period	$349,552	$(1,384,736)

Other comprehensive income:
Foreign currency translation adjustments	216,742	15,085

Comprehensive income (loss) for the period	$566,294	$(1,369,651)

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified in order to conform to the 2003 presentation.

Segments

Since the closing of the Helix transaction, the Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business . The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total

Net Revenues
3 months ended 3/29/03	$18,292,000	$19,000	$269,000	$—	$18,580,000
3 months ended 3/30/02	12,010,000	—	—	—	12,010,000

Income (Loss) from Operations
3 months ended 3/29/03	3,922,000	(14,000)	130,000	(3,166,000)	872,000
3 months ended 3/30/02	1,498,000	—	—	(2,563,000)	(1,065,000)

3 months ended 3/29/03 Depreciation and amortization	482,000	—	1,000	480,000	963,000
Identifiable assets	45,650,000	—	1,857,000	22,735,000	70,242,000
Capital Expenditures	103,000	—	—	11,000	114,000

3 months ended 3/30/02 Depreciation and amortization	347,000	—	—	177,000	524,000
Identifiable assets	6,011,000	—	—	13,811,000	19,822,000
Capital Expenditures	159,000	—	—	40,000	199,000

HearUSA, Inc.
Notes to Consolidated Financial Statements

Income (Loss) from Operations at the segment level are computed before general and administrative expenses.

Stock-based compensation

The Company has granted stock options to employees and directors under stock option plans. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Stock-based employee compensation cost reflected in net income (loss) is not significant, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	March 29,	March 30,
	2003	2002

Net income (loss) applicable to Common Stockholders	$201,228	$(1,552,805)
As reported
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(45,000)	(98,000)

Pro forma	$156,228	$(1,650,805)

Income (loss) per share – basic and diluted
As reported	$0.01	$(0.11)
Pro forma	$0.01	$(0.12)

For purposes of the above disclosure, the determination of the fair value of stock options granted in 2003 and 2002 was based on the following: (i) a risk free interest rate of 3.42%, and 3.20% respectively; (ii) expected option lives ranging from 5 to 7 years; (iii) expected volatility in the market price of the Company’s common stock of 95%, and 99% respectively; and (iv) no dividends on the underlying common stock.

2.     Stockholders’ Equity

Conversion of Preferred Stock into shares of Common Stock

During the quarter ended March 29, 2003, no shares of the 1998 Convertible Preferred Stock were converted. During the quarter ended March 30, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium of approximately $17,000 were redeemed for cash of approximately $301,000.

Common Stock

During the quarter ended March 29, 2003 no warrants or employee stock options were exercised.

HearUSA, Inc.
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

3.     Investment in and Advances to Affiliated Company

On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% (6% at December 29, 2001) per annum and originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. Prior to the closing of the combination with Helix, the Company accounted for this investment using the equity method. Approximately $61,000 was recorded as equity in loss of affiliated company for the three months ended March 30, 2002, representing the Company’s equity in the net loss of Helix from the January 14, 2002 acquisition date to March 30, 2002.

In connection with the combination with Helix, the fiscal year end of Helix for financial reporting purposes was changed from November 30 to the last Saturday in December to conform to the Company’s fiscal year end. As a result, the following components of the Company’s consolidated statement of operations for the three months ended March 30, 2002 would be restated for the effect on the Company’s equity in Helix’s net loss.

Three Months Ended

March 30, 2002

Equity in net loss of affiliated company,	$(61,405)
Equity in net loss of affiliated company, as restated	$(72,086)
Net loss applicable to common stockholders	$(1,552,805)
Net loss applicable to common stockholders, as restated	$(1,563,486)
Net loss per common share-basic and diluted	$(0.11)
Net loss per common share-basic and diluted, as restated	$(0.11)

HearUSA, Inc.
Notes to Consolidated Financial Statements

4.     Goodwill and Other Intangible Assets

At March 29, 2003 and December 28, 2002, the Company had goodwill of approximately $32,459,000. The Company acquired goodwill of approximately $2,485,000 resulting from its purchase of 10.5% of Helix in January 2002, and approximately $29,915,000 resulting from the Helix combination effective June 30, 2002, for total goodwill of approximately $32,459,000. In addition, approximately $7,200,000 of trademarks and tradenames, not subject to amortization, were acquired in the Helix combination.

As of both March 29, 2003 and December 28, 2002, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of patient files, was $6,115,000, and the accumulated amortization was approximately $893,000 and $748,000, respectively. For each quarter ended March 29, 2003 and March 30, 2002, the aggregate amortization expense for these assets was approximately $145,000 and $21,000, respectively. At March 29, 2003, the estimated amortization expense for the next five fiscal years is approximately: 2003 — $434,000, 2004 — $544,000, 2005 — $529,000, 2006 - $511,000, 2007- $504,000, and thereafter — $2,713,000.

5.     Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. SFAS 148 is generally effective for financial statements for fiscal years ending after December 15, 2002. The effect of the adoption of SFAS 148 on the Company’s financial position and results of operations was not material as the Company continues to use the intrinsic value method.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of adopting FIN 45 on the Company’s financial position and results of operations was not material.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. This Interpretation did not have a material effect on the Company’s consolidated financial statements.

HearUSA, Inc.
Notes to Consolidated Financial Statements

6.     Liquidity

As of March 29, 2003, the Company has an excess of current liabilities over current assets of approximately $6.6 million. For the three months ended March 29, 2003, the Company generated net income of approximately $350,000. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of March 29, 2003, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s $51,875,000 secured credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of March 29, 2003. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. As a result of the completion of the combination with Helix and significant cost cutting initiatives taken throughout 2002, the Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. Should the Company determine that additional financing is necessary one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

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

RESULTS OF OPERATIONS

For the three months ended March 29, 2003 compared to the three months ended March 30, 2002

Net revenues increased $6,570,255, or 54.70%, to $18,580,271 in the first quarter of 2003 from $12,010,016 in the comparable quarter of 2002. The increase in revenues is related to Helix’s revenues of approximately $6,400,00 for the first quarter 2003. HearUSA’s net revenues, excluding Helix, for the first quarter 2003, remain relatively constant, at $12,144,681 from $12,010,016 for the comparable quarter of 2002.

Cost of products sold increased $2,154,504, or 63.3%, to $5,559,602 in the first quarter of 2003 from $3,405,098 in the comparable quarter of 2002. The increase in cost of goods sold is related to Helix’s cost of goods of approximately $2,230,000 for the first quarter 2003. HearUSA’s cost of goods sold, excluding Helix, decreased $75,171 to $3,329,927 in the first quarter of 2003 from $3,405,098 in the comparable quarter of 2002. This decrease in cost of goods sold is primarily the result of preferred pricing reductions of approximately $1,005,000 in the first quarter of 2003 from $847,000 in the first quarter of 2002 from Siemens for achieving certain sales levels pursuant to the supply agreement with the Company. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes. The cost of products sold as a percent of net revenues was 29.9% and 28.4% for the first quarter of 2003 and 2002, respectively. This was due to Helix’s cost of goods sold being approximately 36% of net revenues for the first quarter of 2003.

Center operating expenses increased $1,856,563, or 27.5%, to $8,616,499 in the first quarter of 2003 from $6,759,936 in the comparable quarter of 2002. This increase is related to Helix’s center operating expenses of approximately $2,758,000 for the first quarter of 2003. HearUSA’s center operating expenses, excluding Helix, decreased approximately $901,000 to approximately $5,859,000 for the first quarter of 2003 from $6,759,936 for the comparable quarter of 2002. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company reduced its marketing programs, reducing center advertising expense to $809,632, or 4.4% of revenue, in the first quarter of 2003, down from $1,449,243, or 12.1% in the comparable quarter of 2002. In addition, Center wages expense and regional office costs also decreased $109,812 or 3.4%, and $159,690 or 34.4%, respectively, to $3,153,763 and $304,085, respectively, in the first quarter of 2003 from $3,263,575 and $463,775, respectively from the comparable quarter of 2002.

General and administrative expenses increased $182,412, or 7.7%, to $2,568,963 in the first quarter of 2003 from $2,386,551 in the comparable quarter of 2002. This increase is related to Helix’s corporate general and administration expense of approximately $142,000 in the first quarter of 2003. HearUSA general and administrative expenses, excluding Helix, increased $40,165 to $2,426,716 in the first quarter of 2003 from $2,386,551 in the comparable quarter of 2002.

Depreciation and amortization expense increased $439,438, or 83.9%, to $963,036 in the first quarter of 2003 from $523,598 in the comparable period of 2002. This increase is related to Helix’s depreciation and amortization expense of approximately $81,000 for the first quarter 2003, and approximately $122,000 of additional amortization of certain intangible assets acquired in the combination. HearUSA depreciation and amortization expenses, excluding Helix, increased $236,519 to $760,117 in the first quarter of 2003 from $523,598 in the comparable quarter of 2002, which was primarily the result of new equipment purchased during 2002 and the first quarter of 2003.

Interest income decreased $17,848, or 80.9%, to $4,218 in the first quarter of 2003 from $22,066 in the comparable quarter of 2002. This decrease is primarily attributable to the decline in average interest rates earned primarily on cash and investments and a reduction in the average daily balance of cash and investments. Interest expense increased $246,607 to $526,837 in the first quarter of 2003 from $280,230 in the comparable quarter of 2002. This increase is attributable to approximately $106,000 of Helix’s interest expense and an increase of approximately $141,000 in interest on the credit facility with Siemens.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $3,648,933 to a negative $6,582,439 as of March 29, 2003 from a negative $10,231,372 as of December 28, 2002. The working capital of negative $6,582,439 includes approximately $1.1 million of dividends payable at March 29, 2003, which at the option of the Company may be paid in shares of the Company’s common stock rather than cash, and approximately $2.9 million which represents the current portion of the long-term debt to Siemens, which may be repaid through preferred pricing reductions. .

On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan credit facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At March 29, 2003, $7,625,000, $104,000, $2,550,000, $13,000,000 and $3,500,000, representing the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of March 29, 2003, approximately $24,900,000 is available to the Company for acquisitions under Tranche B of the credit facility.

The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company under the April 23, 2001 agreement (which included a $7.5 million line of credit), (ii) a $2,000,000 loan from the Company to Helix to fund the NECP acquisition (see Note 3 of the Notes to Consolidated Financial Statements) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding Series I Convertible Preferred Stock. The Tranche B Loan proceeds of $104,000 were used for the December 2002 asset acquisition of three centers of Hear America, Inc. The Tranche C Loan proceeds have been used to repay a term loan payable by Helix to Siemens. The Tranche D Loan proceeds were used to repay all of Helix’s existing convertible debt and portions of its non-convertible debt. The Tranche E Loan proceeds are being used for general operating purposes. The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, the merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens.

As March 29, 2003, the Company has an excess of current liabilities over current assets of approximately $6.6 million. For the three months ended March 29, 2003, the Company generated net income of $349,552. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of March 29, 2003, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of March 29, 2003. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

As a result of the completion of the combination with Helix and significant cost cutting initiatives taken throughout 2002, the Company believes that funds available under the Siemens credit facility, current cash, investment securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which the credit facility, cash, investments and revenues from operations will be sufficient. In the event the Company needs to raise additional money to fund unexpected cash needs or otherwise to meet requirements, one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance however, that such financing would be available to the Company on favorable terms or at all.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 29, 2003:

		Payments Due by Period
		Less
Contractual		than 1	1 - 3	4 - 5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$28,974,000	$3,970,000	$10,506,000	$14,498,000	$—
Operating Leases	15,813,000	5,594,000	9,026,000	1,193,000	—

Total Contractual Cash Obligations	$44,787,000	$9,564,000	$19,532,000	$15,691,000	$—

Net cash provided by operating activities increased from $397,752 in the first quarter of 2002 to $2,295,213 in the first quarter of 2003. The increase in net cash provided by operating activities was primarily the result of a change from a net loss of $1,384,736 to net income of $349,552 between periods, a net increase in accounts receivable, inventories and prepaid expenses of approximately $2,738,000 and an increase in accounts payable and accrued expenses of the periods of approximately $2,536,000.

Net cash used by investing activities decreased from $2,297,177 in the first quarter of 2002, $113,958 in the first quarter of 2003. Cash used to purchase a common stock investment in Helix prior to the combination totaled approximately $2,000,000 in January 2002. Costs incurred for the Helix acquisition during the first quarter of 2002 were approximately $100,000.

Net cash provided by financing activities increased from $117,686 in the first quarter of 2002 to $2,186,062 in the first quarter of 2003. This increase is primarily the result of the net proceeds of $3,500,000 from the Siemens Tranche E Loan in 2003, offset by approximately $725,000 in repayments under the Siemens Tranche A and Tranche C loans, compared to net proceeds of $1,500,000 from the 2002 private placement of common stock.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. SFAS 148 is generally effective for financial statements for fiscal years ending after December 15, 2002. The effect of the adoption of SFAS 148 on the Company’s financial position and results of operations was not material as the Company continues to use the intrinsic value method.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of adopting FIN 45 on the Company’s financial position and results of operations was not material.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. This Interpretation did not have a material effect on the consolidated financial statements of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information provided in this discussion and analysis, the discussion includes forward-looking statements, including statements regarding the Company’s goal of establishing a nationwide network; the Company’s expectation concerning the effect of cost control measures; funds available under credit facility, current cash, investment securities and revenues from operations being sufficient to support the Company’s operational needs; and the impact of recent accounting pronouncements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include industry and market conditions, especially those affecting managed health care; unforeseen capital requirements; trends in market sales; and the success of the HEARx West joint venture with The Permanente Federation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in derivative transactions or issue variable rate debt. The Company is exposed to foreign currency exchange rates as a result of its combination with Helix. The Company is not hedging that exposure. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value is subject to changing market interest rates:

		Long-Term Debt
	Variable
	Rate	Fixed Rate
	Prime rate
	+ 1% note	10% notes	10% notes	10% note
	due April	due	due	due Dec 1,
	2007	2008	2007	2006	Other notes
As of March 29, 2003 Estimated cash inflow (outflow) by fiscal year of principal maturity
2003	—	—	(619,000)	(2,300,000)	(1,051,000)
2004	—	(555,000)	(616,000)	(2,300,000)	(788,000)
2005	—	(807,000)	(613,000)	(2,300,000)	(270,000)
2006	—	(892,000)	(610,000)	(725,000)	(30,000)
2007	(13,000,000)	(1,246,000)	(196,000)	—	(56,000)

Total	(13,000,000)	(3,500,000)	(2,654,000)	(7,625,000)	(2,195,000)

Estimated fair value	(13,000,000)	(3,500,000)	(2,654,000)	(7,625,000)	(2,195,000)

Carrying value	(13,000,000)	(3,500,000)	(2,654,000)	(7,625,000)	(2,195,000)

Item 4. Controls and Procedures

a.	Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)).

2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.7	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.8	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.9	Amended and Restated By-Laws of HearUSA, Inc. (incorporated by reference as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the period ended December 28, 2002 (File No. 001-11655)).

4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).

4.2	Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).

4.3	Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).

4.4	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).

4.5	Securities Purchase Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.6	Registration Rights Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signatures pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.7	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.8	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HEARx Ltd. and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).

4.9	Registration Rights Agreement, dated as of December 13, 2001, by and between HEARx Ltd. and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).

4.10	Escrow Agreement, dated as of December 13, 2001, by and among HEARx Ltd., Advantage Fund II Ltd. and American Stock Transfer & Trust Company, as Escrow Agent (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).

4.11	Release, dated as of December 13, 2001, by and between HEARx Ltd. and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).

4.12	Amended and Restated Rights Agreement, dated July 11, 2002, between HEARx Ltd. and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.13	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

10.1	Amendment to Credit Agreement, dated as of March 12, 2003, between HearUSA, Inc. and Siemens Hearing Instruments, Inc.

10.2	Amendment to Security Agreement, dated as of March 12, 2003, between HearUSA, Inc. and Siemens Hearing Instruments, Inc.

99.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

An Item 5 current report on Form 8-K, dated March 19, 2003, was filed with the Securities and Exchange Commission on March 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc..
(Registrant)

Date: May 13, 2003	By: /s/ Stephen J. Hansbrough Stephen J. Hansbrough Chief Executive Officer

Date: May 13, 2003	By: /s/ Gino Chouinard Gino Chouinard Chief Financial Officer

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

Date: May 13, 2003

/s/Stephen J. Hansbrough
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

Date: May 13, 2003

/s/ Gino Chouinard
Gino Chouinard
Chief Financial Officer

Exhibit Index

10.1	Amendment to Credit Agreement

10.2	Amendment to Security Agreement

99.1	Section 906 of Sarbanes Oxley CEO Certification

99.2	Section 906 of Sarbanes Oxley CFO Certification