Form 10-Q
period 2003-06-28
HEARUSA INC
filed 2003-08-12
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

     Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days      Yes   ✓    No

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes           No   ✓

     On July 28, 2003, 30,423,636 shares of the Registrant’s Common Stock were outstanding, including 2,518,343 exchangeable shares of HEARx Canada, Inc.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Consolidated Balance Sheets
	June 28, 2003 and December 28, 2002	3

	Consolidated Statements of Operations
	Six months ended June 28, 2003 and June 29, 2002	4

	Consolidated Statements of Operations
	Three months ended June 28, 2003 and June 29, 2002	5

	Consolidated Statements of Cash Flows
	Six months ended June 28, 2003 and June 29, 2002	6

	Notes to Consolidated Financial Statements	7-13

	Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14-20

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4: Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	22

	Item 6. Exhibits and Reports on Form 8-K	22-24

	Signatures	25

	Exhibit Index	26

Part I — Financial Information

Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets
ASSETS

	June 28,	December 28,
	2003	2002

Current assets:	(unaudited)	(audited)
Cash and cash equivalents	$5,147,202	$2,410,023
Investment securities	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $447,206 and $587,322	6,457,078	5,963,677
Inventories	1,037,328	945,743
Prepaid expenses and other	738,394	889,197
Assets of discontinued operations (Note 7)	1,945,681	1,472,849

Total current assets	15,760,683	12,116,489
Property and equipment – net	5,930,689	6,910,966
Intangibles, net (Note 4)	43,964,204	44,211,588
Deposits and other	500,620	482,982
Other assets of discontinued operations (Note 7)	1,260,435	1,143,783

	$67,416,631	$64,865,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,204,218	$9,675,004
Accrued expenses	2,851,455	4,665,547
Accrued salaries and other compensation	1,395,247	1,868,772
Current maturities of long term debt	3,870,834	4,017,007
Dividends payable	1,243,080	1,215,167
Liabilities of discontinued operations (Note 7)	1,420,951	906,364

Total current liabilities	21,985,785	22,347,861

Long term debt, less current maturities	24,262,055	21,971,499

Long term debt, less current maturities of discontinued operations	95,481	110,890

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Preferred stock:
(Aggregate liquidation preference $8,136,080 and $8,108,167) $1 par, 5,000,000 shares authorized
Series J (233 shares outstanding)	233	233
Series H Junior Participating (0 shares outstanding)	—	—
1998 Convertible (4,563 shares outstanding)	4,563	4,563

Total preferred stock	4,796	4,796
Common stock: $.10 par; 50,000,000 shares authorized 28,107,452 and 24,457,055 shares issued	2,810,745	2,445,705
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	116,898,972	117,314,681
Accumulated deficit	(96,074,053)	(96,765,446)
Accumulated other comprehensive income – currency translation adjustment (Note 1)	330,491	331,763
Treasury stock, at cost:523,662 & 518,660 common shares	(2,485,141)	(2,483,441)

Total stockholders’ equity	21,073,310	20,435,558

	$67,416,631	$64,865,808

     See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended June 28, 2003 and June 29, 2002

	June 28,	June 29,
	2003	2002

	(unaudited)	(unaudited)
Net Revenues	$36,388,106	$24,671,048

Operating costs and expenses:
Cost of products sold	10,456,496	6,690,569
Center operating expenses	17,134,807	13,543,870
General and administrative expenses	4,872,128	4,864,854
Depreciation and amortization	1,634,574	1,040,735

Total operating costs and expenses	34,098,005	26,140,028

Income (loss) from operations	2,290,101	(1,468,980)
Non-operating income (expense):
Interest income	11,961	92,752
Interest expense	(1,115,538)	(623,625)

Income (loss) before equity in loss of affiliated company	1,186,524	(1,999,853)
Equity in loss of affiliated company	—	(88,420)

Income (loss ) from continuing operations	1,186,524	(2,088,273)
Discontinued operations
Loss from discontinued operations –(including loss on disposal of $105,296)	(197,706)	—

Net income (loss) before dividends on preferred stock	988,818	(2,088,273)
Dividends on preferred stock	(297,425)	(310,705)

Net income (loss) applicable to common stockholders	$691,393	$(2,398,978)

Net income (loss) per common share — basic	$0.02	$(0.16)

Net income (loss) per common share — diluted	$0.02	$(0.16)

Weighted average number of shares of Common stock outstanding:
Basic	30,424,872	14,799,001

Diluted	52,323,137	14,799,001

     See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended June 28, 2003 and June 29, 2002

	June 28,	June 29,
	2003	2002

	(unaudited)	(unaudited)
Net Revenues	$18,976,378	$12,661,032

Operating costs and expenses:
Cost of products sold	5,640,257	3,285,471
Center operating expenses	8,719,105	6,783,935
General and administrative expenses	2,426,000	2,478,302
Depreciation and amortization	725,656	517,137

Total operating costs and expenses	17,511,018	13,064,845

Income (loss) from operations	1,465,360	(403,813)
Non-operating income (expense):
Interest income	7,743	69,986
Interest expense	(592,653)	(342,696)

Income (loss) before equity in loss of affiliated company	880,450	(676,523)
Equity in loss of affiliated company	—	(27,015)

Income (loss ) from continuing operations	880,450	(703,538)
Discontinued operations
Loss from discontinued operations –(including loss on disposal of $105,296)	(241,184)	—

Net income (loss) before dividends on preferred stock	639,266	(703,538)
Dividends on preferred stock	(149,101)	(142,636)

Net income (loss) applicable to common stockholders	$490,165	$(846,174)

Net income (loss) per common share — basic	$0.02	$(0.05)

Net income (loss) per common share — diluted	$0.01	$(0.05)

Weighted average number of shares of Common stock outstanding:
Basic	30,423,639	15,540,743

Diluted	48,619,906	15,540,743

     See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 28, 2003 and June 29, 2002

	June 28, 2003	June 29, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income(loss)	$988,818	$(2,088,273)
Loss from discontinued operations	197,706	—

Net income (loss) from continuing operations	1,186,524	(2,088,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,634,574	1,040,735
Provision for doubtful accounts	171,291	79,500
Loss on disposition of equipment	146	44,154
Equity loss in affiliated company	—	88,420
Compensation expense from the issuance of capital stock	—	40,250
Changes in assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(614,568)	1,174,271
Inventories	(78,734)	80,353
Prepaid expenses and other	132,662	195,844
Increase (decrease) in:
Accounts payable and accrued expenses	1,513,139	15,633
Accrued salaries and other	(1,716,281)	(21,344)

Net cash provided by continuing operations	2,228,753	649,543
Net cash used by discontinued operations	(398,544)	—

Net cash provided by operating activities	1,830,209	649,543

Cash flow from investing activities:
Purchase of property and equipment	(119,758)	(348,772)
Capital expenditure from discontinued operations	(8,196)	—
Purchase of investment securities	—	(1,750,248)
Iissuance of note receivable in affliated company	—	(9,418,838)
Purchase of pre-combination investment in Helix	—	(2,000,000)
Cost of business combination	—	(859,148)

Net cash used in investing activities	(127,954)	(14,377,006)

Cash flows from financing activities:
Proceeds from issuance of:
Long-term debt	3,500,000	13,069,006
Principal payments of debt of discontinued operations	(29,822)	—
Principal payments: Long-term debt	(2,266,537)	(2,126,099)
Purchase of treasury stock	(1,700)	—
Redemption of preferred stock, net of costs	(90,847)	(351,093)
Proceeds from issuance of employee stock options	13	—
Proceeds from issuance of capital stock	40,250	1,500,000
Dividends on preferred stock	(269,512)	(379,997)

Net cash provided by financing activities	881,845	11,711,817

Effects of exchange rate changes on cash	153,079	—

Net increase (decrease) in cash and cash equivalents	2,737,179	(2,015,646)
Cash and cash equivalents at beginning of period	2,410,023	5,561,608

Cash and cash equivalents at end of period	$5,147,202	$3,545,962

Supplemental disclosure of non-cash investing and financing activities:
Purchase of investment in affiliated company by exchanging notes receivable from affiliated company	$—	$2,700,000

     See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2002.

1. Summary of Significant Accounting Policies

Helix Transaction

On July 27, 2001, the Company and Helix Hearing Care of America Corp., a Canadian corporation (“Helix”), signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both the Company and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002, and was effective June 30, 2002, the first day of the Company’s third quarter of 2002, for financial reporting purposes.

As of June 28, 2003, 2,839,846 exchangeable shares of HEARx Canada, Inc., an indirect subsidiary of the Company, were issued or will be issued to certain former common shareholders of Helix in connection with the combination. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. These exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”.

Earnings Per Share

For purposes of computing net income per common share – basic and diluted, for the six months ended June 28, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 2,839,846 exchangeable shares of HEARx Canada, Inc. described above, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes. For computing net income per share – diluted for the six and three months ended June 28, 2003, 21,489,125 and 17,568,259 shares were included which represents the common stock equivalent for the outstanding convertible preferred stock of the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliated Company

Prior to the closing of the combination with Helix, the Company owned approximately 10.5 percent of the common shares of Helix. The Company accounted for this investment using the equity method because the Company had the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the use of certain proceeds of the Company’s credit facility with Siemens Hearing Instruments, Inc.

HearUSA, Inc.
Notes to Consolidated Financial Statements

(“Siemens”) to repay certain debts of Helix. Under the equity method, the Company recorded its proportionate share of profits and losses of the Helix based on its percentage interest in Helix.

Discontinued Operations

Assets and liabilities of discontinued operations are recorded at the lower of their carrying amount or fair value less the cost to sell. This relates to the Quebec operations sold on July 15, 2003. See Note 7, below.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	Six Months Ended		Three Months Ended
	June 28	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Comprehensive income (loss):
Net income (loss) for period	$988,818	$(2,088,273)	$639,266	$(703,538)
Other comprehensive income:
Foreign currency translation adjustments	(1,272)	(29,735)	(218,014)	(44,820)

Comprehensive income (loss) for the period	$987,546	$(2,118,008)	$421,252	$(748,358)

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified in order to conform to the 2003 presentation.

Segments

Since the closing of the Helix transaction, the Company operates in three business segments, which include the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business . The Company’s business units are located in the United States and Canada.

HearUSA, Inc.
Notes to Consolidated Financial Statements

	Centers	E-commerce	Network	Corporate	Total

Net Revenues
6 months ended 6/28/03	$35,803,000	$33,000	$552,000	$—	$36,388,000
6 months ended 6/29/02	24,671,000	—	—	—	24,671,000
Income (Loss) from Operations
6 months ended 6/28/03	7,669,000	(32,000)	273,000	(5,620,000)	2,290,000
6 months ended 6/29/02	3,759,000	—	—	(5,228,000)	(1,469,000)
6 months ended 6/28/03
Depreciation and amortization	1,047,000	—	2,000	586,000	1,635,000
Identifiable assets	45,375,000	—	1,827,000	20,215,000	67,417,000
Capital Expenditures	187,000	—	—	152,000	339,000
6 months ended 6/29/02
Depreciation and amortization	679,000	—	—	362,000	1,041,000
Identifiable assets	5,695,000	—	—	25,275,000	30,970,000
Capital Expenditures	183,000	—	—	166,000	349,000

Income (Loss) from Operations at the segment level are computed before general and administrative expenses.

Stock-based compensation

The Company has granted stock options to employees and directors under stock option plans. The Company accounts for those grants using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Stock-based employee compensation cost reflected in net income (loss) is not significant, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Six Months Ended		Three Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss) applicable to common stockholders	$691,393	$(2,398,978)	$490,165	$(846,174)
Deduct: Total stock based employee
Compensation expense determined
Under fair value based method for all Awards	(178,000)	(196,000)	(134,000)	(98,000)
Pro Forma	$513,393	$(2,594,978)	$356,165	$(944,174)
Income (loss) per share – basic
As reported	$0.02	$(0.16)	$0.02	$(0.05)
Pro forma	$0.02	$(0.18)	$0.01	$(0.06)
Income (loss) per share – diluted
As reported	$0.02	$(0.16)	$0.01	$(0.05)
Pro forma	$0.01	$(0.18)	$0.01	$(0.06)

HearUSA, Inc.
Notes to Consolidated Financial Statements

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

2. Stockholders’ Equity

Conversion of Preferred Stock into shares of Common Stock

During the six months ended June 28, 2003 no shares of the 1998 Convertible Preferred Stock were converted.

During the six months ended June 29, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium of approximately $17,000 were redeemed for cash of approximately $351,000.

Common Stock

During the six months ended June 28, 2003 no warrants were exercised and employee stock options for 20 shares of common stock were exercised.

Private Placement

On March 29, 2002, the Company closed on a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company has undertaken to register the common stock for resale.

All members of the board of directors of the Company, as of March 29, 2002, participated in the private placement, purchasing 805,000 of the 1,500,000 shares of common stock. Because the shares were sold at a $0.05 per share discount to the quoted market price of $1.05 per share, additional compensation expense of approximately $40,000 was incurred for the quarter ended March 30, 2002. The fair value of the warrants was not significant. Subsequent to the closing, the directors agreed with the Company to pay an additional $0.05 per share such that each director’s purchase would be at the then quoted market price of $1.05 per share. These additional amounts were paid to the Company in June 2003.

3. Investment in and Advances to Affiliated Company

On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition by Helix of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% (6% at December 29, 2001) per annum and originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. Prior to the closing of the combination with Helix, the Company accounted for this investment using the equity method. Approximately $88,000 was recorded as equity in loss of affiliated company for the six months ended June 29, 2002,

HearUSA, Inc.
Notes to Consolidated Financial Statements

representing the Company’s equity in the net loss of Helix from the January 14, 2002 acquisition date to June 29, 2002.

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

4. Goodwill and Other Intangible Assets

At June 28, 2003 and December 28, 2002, the Company had goodwill of approximately $32,459,000. The Company acquired goodwill of approximately $2,485,000 resulting from its purchase of 10.5% of Helix in January 2002, and approximately $29,915,000 resulting from the Helix combination effective June 30, 2002, for total goodwill of approximately $32,459,000. Approximately $60,000 of goodwill associated with the Quebec operations (acquired as part of the Helix combination and disposed of on July 15, 2003 – see Note 7) is included in Other assets of discontinued operations in the accompanying consolidated balance sheet. In addition, approximately $7,200,000 of trademarks and tradenames, not subject to amortization, were acquired in the Helix combination.

As of June 28, 2003 and December 28, 2002, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of patient files, was $6,115,000, and the accumulated amortization was approximately $1,038,000 and $748,000, respectively. In addition, the Company has a patient file intangible asset of approximately $790,000 relating to the Quebec operations with a net carrying amount of approximately $712,000 (see Note 7) which is included in Other assets of discontinued operations in the accompanying consolidated balance sheets. The aggregate amortization expense for the Quebec patient file intangible for the six months ended June 28, 2003 was approximately $42,000. For each of the six months ended June 28, 2003 and June 29, 2002, the aggregate amortization expense for these assets was approximately $290,000 and $43,000, respectively. At June 28, 2003, the estimated amortization expense for the next five fiscal years is approximately: 2003 — $268,000, 2004 - $481,000, 2005 — $448,000, 2006 — $434,000, 2007- $418,000, and thereafter — $2,316,000.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not believe this Statement will have a material effect on its consolidated results of operations or financial position.

6. Liquidity

As of June 28, 2003, the Company has an excess of current liabilities over current assets of approximately $6.2 million from continuing operations. For the six months ended June 28, 2003, the Company generated income from continuing operations of approximately $1,187,000. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of June 28, 2003, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s $51,875,000 secured credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of June 28, 2003. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

As a result of the completion of the combination with Helix and significant cost cutting initiatives implemented in 2002 and throughout 2003, the Company believes that current cash, investment

HearUSA, Inc.
Notes to Consolidated Financial Statements

securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which cash, investments and revenues from operations will be sufficient. Should the Company determine that additional financing is necessary one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance, however, that such financing would be available to the Company on favorable terms or at all.

7. Subsequent Event

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, to Forget & Sauve, audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. The sale agreement requires total payments to the Company of approximately $1.7 million, representing in part payment of pre-existing debt owed the Company by Forget & Sauve. The Company received an initial cash payment of $700,000 at closing and will receive subsequent payments of approximately $1 million over the next five months. The payments are secured by the accounts receivable of Forget & Sauve and one of the three subsidiaries.

The three subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented. The assets of this operation are reported under the center segment. The sale resulted in a loss on disposal of approximately $105,000 for the three and six months ended June 28, 2003. Net revenues of the discontinued operations for the three and six months ended June 28, 2003 were approximately $1.4 million and $2.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On July 11, 2002, the Company completed its acquisition of Helix Hearing Care of America Corp., a Canadian corporation (“Helix”). Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was effective June 30, 2002 for financial reporting purposes. In connection with the completion of the business combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc. and increased its authorized capital. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”. The exchangeable shares of HEARx Canada, Inc., the Company’s Canadian subsidiary, trade on the Toronto Stock Exchange under the symbol “HUX”.

The Company’s current network consists of 158 company-owned centers in 11 states and one Canadian province and approximately 1400 affiliated providers in 49 states. The Company intends, as its long-term goal, to establish a nationwide network of affiliated providers and company-owned hearing care centers.

RESULTS OF OPERATIONS

For the three months ended June 28, 2003 compared to the three months ended June 29, 2002

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec. The results of the Quebec operations have been excluded from results of operations and are classified as discontinued operations in the accompanying financial statements.

Net revenues for the quarter ended June 28, 2003 increased $6,315,346, or 49.9%, to $18,976,378 from $12,661,032 in the comparable quarter of 2002. The increase in revenues is principally from the revenues of the centers acquired in the Helix acquisition of July 2002 of approximately $5,583,000 for the quarter ended June 28, 2003. HearUSA’s net revenues, excluding revenues from the former Helix centers, for the quarter ended June 28, 2003, increased $728,679 to $13,389,711, from $12,661,032 for the comparable quarter of 2002.

Cost of products sold increased $2,354,786, or 71.7%, to $5,640,257 in the quarter ended June 28, 2003 from $3,285,471 in the comparable quarter of 2002. The increase is a result of the addition of cost of products for the former Helix centers of approximately $1,530,000 for the quarter ending June 28, 2003. HearUSA’s cost of products sold, excluding the cost of products sold at the former Helix centers, increased $839,684 to $4,125,155 in the quarter ending June 28, 2003 from $3,285,471 in the comparable quarter of 2002. This increase is primarily the result of increases in sales and changes in retail pricing and marketing strategies. The Company’s sales of digital hearing aids increased approximately 15% for the quarter ending June 28, 2003 from the comparable quarter of 2002. Digital hearing aids generally cost more than conventional hearing aids. The cost of products sold as a percent of net revenues was 29.7% and 25.9% for the second quarter of 2003 and 2002, respectively. Included in cost of product sold are preferred pricing reductions of approximately $1,000,000 and $829,000 for the quarters ended June 2003 and 2002, respectively.

Center operating expenses increased $1,935,170, or 28.5%, to $8,719,105 in the quarter June 28, 2003 from $6,783,935 in the comparable quarter of 2002. This increase is related to inclusion in the 2003 quarter of the operating expenses incurred by the former Helix centers of approximately $2,565,000 in the quarter ended June 28, 2003. HearUSA’s center operating expenses, excluding those of the former Helix centers, decreased approximately $639,000 to approximately $6,145,000 for the quarter ended June 28, 2003 from $6,783,935 for the comparable quarter of 2002. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company has continued to reduce its marketing programs costs, reducing center advertising expense to $1,020,168, or 7.6% of revenue, excluding the former Helix centers, in the quarter ended June 28, 2003, down from $1,435,694, or 11.3% in the comparable quarter of 2002. In addition, center wages expense and regional office costs also decreased $87,156 or 2.7%, and $116,567 or 26.7%, respectively, to $3,103,052 and $319,508, respectively, in the quarter ended June 28, 2003 from $3,190,208 and $436,075, respectively from the comparable quarter of 2002.

General and administrative expenses decreased $52,302, or 2.1%, to $2,426,000 in the quarter ended June 28, 2003 from $2,478,302 in the comparable quarter of 2002, notwithstanding the inclusion of additional general and administrative expenses related to the former Helix operations         .

Depreciation and amortization expense increased $208,519, or 40.3%, to $725,656 in the quarter ended June 28, 2003 from $517,137 in the comparable period of 2002. This increase is related to the former Helix center’s depreciation and amortization expense of approximately $169,000 for the quarter ended June 28, 2003, and approximately $101,000 of additional amortization of certain intangible assets acquired in the combination.

Interest income decreased $62,243, or 88.9%, to $7,743 in the quarter June 28, 2003 from $69,986 in the comparable quarter of 2002. This decrease is primarily attributable to the decline in the average daily balance of cash and investments. Interest expense increased $249,957 to $592,653 in the quarter ended June 28, 2003 from $342,696 in the comparable quarter of 2002. This increase is attributable to approximately $166,000 of Helix’s interest expense and an increase of approximately $90,000 in interest on the credit facility with Siemens due to issuance of Tranche E in March 2003.

For the six months ended June 28, 2003 compared to the six months ended June 29, 2002

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec,. The results of the Quebec operations have been excluded from results of operations and are classified as discontinued operations in the accompanying financial statements.

Net revenues increased $11,717,058, or 47.5%, to $36,388,106 for the six months ended June 28, 2003 from $24,671,048 in the comparable period of 2002. The increase in revenues is principally from the revenues of the centers acquired in the Helix acquisition of July 2002 of approximately $10,900,000 for the six months ended June 28, 2003.

Cost of products sold increased $3,765,927, or 56.3%, to $10,456,496 in the six months ended June 28, 2003 from $6,690,569 in the comparable period of 2002. The increase is the direct result of inclusion of cost of products sold at the former Helix centers of approximately $3,029,000 for the six months ended June 28, 2003. HearUSA’s cost of products sold, excluding the former Helix centers, increased $764,515. This increase is primarily the result of increase in revenues and changes in retail pricing and marketing strategies. The Company’s sales of digital hearing aids increased approximately 9% for the six months ended June 28, 2003 from the comparable period of 2002. Digital hearing aids generally cost more than conventional hearing aids. Included in cost of product sold are preferred pricing reductions of approximately $2,006,000 and $1,676,000 for the six months ended June 28, 2003 and June 29, 2002, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes. The cost of products sold as a percent of net revenues was 28.7% and 27.1% for the six months ended June 2003 and 2002, respectively.

Center operating expenses increased $3,590,937, or 26.5%, to $17,134,807 in the six months ended June 28, 2003 from $13,543,870 in the comparable period of 2002. This increase is related to inclusion of operating expenses for the former Helix centers of approximately $5,116,000 for the six months ended June 28, 2003. HearUSA’s center operating expenses, excluding the former Helix centers, decreased approximately $1,538,000 for the six months ended June 28, 2003. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company continued to reduce its marketing programs, reducing center advertising expense to $1,829,800, or 7.2% of revenue, excluding the former Helix centers, in the six months ended June 28, 2003, down from $2,884,938, or 11.7% in the comparable period of 2002. In addition, center wages expense and regional office costs also decreased $196,965 or 3.1%, and $276,257 or 30.7%, respectively, to $6,256,816 and $623,593, respectively, in the six months ended June 28, 2003 from $6,453,781 and $899,850, respectively from the comparable period of 2002.

General and administrative expenses remained relatively constant at $4,872,128, in the six months ended June 28, 2003 from $4,864,854 in the comparable period of 2002, notwithstanding the inclusion of additional general and administrative expenses related to the former Helix operations.

Depreciation and amortization expense increased $593,839, or 57.1%, to $1,634,574 in the six months ended June 28, 2003 from $1,040,735 in the comparable period of 2002. This increase is related to the former Helix’s depreciation and amortization expense of approximately $331,000 for the six months ended June 28, 2003, and approximately $202,000 of additional amortization of certain intangible assets acquired in the combination.

Interest income decreased $80,791, or 87.1%, to $11,961 in the six months ended June 28, 2003 from $92,752 in the comparable period of 2002. This decrease is primarily attributable to the decline the average daily balance of cash and investments. Interest expense increased $491,913 to $1,115,538 in the six months ended June 28, 2003 from $623,625 in the comparable period of 2002. This increase is attributable to approximately $310,000 of Helix’s interest expense and an increase of approximately $107,000 in interest on the credit facility with Siemens due to the issuance of Tranche E in March 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2003, working capital increased $4,006,270 to a negative $6,225,102 as of June 28, 2003 from a negative $10,231,372 as of December 28, 2002. This is a direct result of the additional $3.5 million financing the Company received from Siemens in March 2003 and the income generated by the Company. The working capital of negative $6,225,102 includes approximately $1.2 million of dividends payable at June 28, 2003, of which approximately $1.0 million may be paid in shares of the Company’s common stock rather than cash at the Company’s option, and approximately $2.9 million which represents the current portion of the long-term debt to Siemens, which may be repaid through preferred pricing reductions.

On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At June 28, 2003 $7,050,000, $93,860, $2,400,000, $13,000,000 and $3,500,000, representing the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of June 28, 2003, approximately $24,900,000 is available to the Company for acquisitions under Tranche B of the credit facility.

The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature including restrictions on the conduct of the Company’s business, the occurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends.

If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens. The Company is also required to make additional payments on the Tranche D Loan under the following conditions. The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end.

As of June 28, 2003, the Company has an excess of current liabilities over current assets of approximately $6.2 million. For the six months ended June 28, 2003 the Company generated income from continuing operations of $1,186,524. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days. As of June 28, 2003, the Company was not in compliance with those payment provisions. Upon such noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. The Company has obtained a waiver of the non-compliance with the 60-day payment term of the supply agreement from Siemens as of June 28, 2003. Future non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

As a result of the completion of the combination with Helix and significant cost cutting initiatives implemented in 2002 and throughout 2003, the Company believes that current cash, investment securities and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected capital needs will not arise for which the cash, investments and revenues from operations will be sufficient. In the event the Company needs to raise additional money to fund unexpected cash needs or otherwise to meet requirements, one or more of the following opportunities will be evaluated: accounts receivable financing, short term debt or additional equity or debt offerings. There can be no assurance however, that such financing would be available to the Company on favorable terms or at all.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 28, 2003:

	Payments Due by Period
		Less
Contractual		than 1	1 – 3	4 – 5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$28,133,000	$3,871,000	$8,176,000	$16,086,000	$—
Operating Leases	14,442,000	5,332,000	8,072,000	826,000	192,000

Total Contractual Cash Obligations	$42,555,000	$9,203,000	$16,248,000	$16,912,000	$192,000

Net cash provided by operating activities increased from $649,543 in the first six months of 2002 to $1,830,209 compared to the same period of 2003. The increase in net cash provided by operating activities was primarily the result of a change from a net loss of $2,088,273 to net income of $1,186,524 between periods, offset by a net increase in accounts receivable, inventories and prepaid expenses of approximately $2,011,000, a decrease in accounts payable and accrued expenses of the periods of approximately $203,000, and cash used by discontinued operations of approximately $399,000.

Net cash used by investing activities decreased from $14,377,006 in the first six months of 2002, to $127,954 in the first six months of 2003. Cash used to purchase a common stock investment in Helix prior to the combination totaled approximately $2,000,000 in January 2002. In April 2002, a $9.42 million note was issued to the Company by Helix. Costs incurred for the Helix acquisition during the second quarter of 2002 were approximately $860,000. Cash was used to purchase investment securities of $1,750,000 in the second quarter of 2002.

Net cash provided by financing activities decreased from $11,711,817 in the first six months of 2002 to $881,845 in the first six months of 2003. This decrease is primarily the result of the net proceeds of $3,500,000 from the Siemens Tranche E Loan in 2003, offset by approximately $1,460,000 in repayments under the Siemens Tranche A, Tranche B and Tranche C loans, compared to net proceeds of $12,625,000 from the Siemens Tranche D Loan and $1,500,000 from the 2002 private placement of common stock.

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

Sales returns

The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. (Hearing Educational Listening Program) program.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company does not believe this Statement will have a material effect on its consolidated results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not engage in derivative transactions or issue variable rate debt. The Company is exposed to foreign currency exchange rates as a result of its combination with Helix, and the Company is not hedging that exposure. Differences in the fair value of investment securities are not material, therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value is subject to changing market interest rates:

	Long-Term Debt
	Variable
	Rate		Fixed Rate
	Prime rate
	+ 1% note	10% notes	10% notes	10% note
	due April	due 2008	due 2007	due Dec 1,
	2007			2006	Other notes
As of June 28, 2003
Estimated cash
inflow (outflow) by
fiscal year of
principal maturity
2003	$—	$—	$(309,000)	$(1,150,000)	$(437,000)
2004	—	(555,000)	(616,000)	(2,300,000)	(689,000)
2005	—	(807,000)	(613,000)	(2,300,000)	(359,000)
2006	—	(892,000)	(610,000)	(1,300,000)	(53,000)
2007	$(13,497,000)	(985,000)	(346,000)	—	(54,000)
2008	—	(261,000)	—	—	—

Total	$(13,497,000)	$(3,500,000)	$(2,494,000)	$(7,050,000)	$(1,592,000)

Estimated fair value	$(13,497,000)	$(3,500,000)	$(2,494,000)	$(7,050,000)	$(1,592,000)

Carrying value	$(13,497,000)	$(3,500,000)	$(2,494,000)	$(7,050,000)	$(1,592,000)

Item 4.  Controls and Procedures

a.	The Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act rules. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting subsequent to the date of the evaluation referenced above.

      Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 30, 2003. At that meeting, the stockholders were asked to consider and act on the election of directors. The following persons were elected as directors for terms expiring in 2004 and received the number of votes set forth opposite their respective names:

		Against/	Broker
Nominee	For	Withheld	Non-votes	Abstentions

Paul A. Brown, M.D.	21,972,176	206,769	0	8,062,178
Stephen J. Hansbrough	21,973,865	205,080	0	8,062,178
Thomas W. Archibald	22,021,115	157,830	0	8,062,178
David J. McLachlan	22,021,815	157,130	0	8,062,178
Joseph L. Gitterman III	22,021,005	157,940	0	8,062,178
Michel Labadie	21,672,802	506,143	0	8,062,178
Pierre Bourgie	21,673,190	505,755	0	8,062,178

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)).

2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.7	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.8	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.9	Amended and Restated By-Laws of HearUSA, Inc. (incorporated by reference as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the period ended December 28, 2002 (File No. 001-11655)).

4.1	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).

4.2	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.3	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HEARx Ltd. and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).

4.4	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx Ltd. and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.5	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit

99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

10.1	Amendment to Credit Agreement, dated March 12,2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.1 to the Company’s Form 10Q for the period ended March 29, 2003.)

10.2	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003.)

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

An Item 7 and 9 current report on Form 8-K, dated May 6, 2003, was filed with the Securities and Exchange Commission on May 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date:	August 12, 2003	By: /s/Stephen J. Hansbrough

Stephen J. Hansbrough Chief Executive Officer

Date:	August 12, 2003	By: /s/Gino Chouinard

Gino Chouinard Chief Financial Officer

Exhibit Index

31.1	Section 302 of Sarbanes-Oxley CEO Certification
31.2	Section 302 of Sarbanes-Oxley CFO Certification
32	Section 906 of Sarbanes-Oxley CEO and CFO Certification