Form 10-Q
period 2003-09-27
HEARUSA INC
filed 2003-11-12
CIK 821536

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

On October 31, 2003, 30,423,636 shares of the Registrant’s Common Stock were outstanding, including 1,876,370 exchangeable shares of HEARx Canada, Inc.

INDEX

			Page

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements:

	Consolidated Balance Sheets
		September 27, 2003 and December 28, 2002	3

	Consolidated Statements of Operations
		Nine months ended September 27, 2003 and September 28, 2002	4

	Consolidated Statements of Operations
		Three months ended September 27, 2003 and September 28, 2002	5

	Consolidated Statements of Cash Flows
		Nine months ended September 27, 2003 and September 28, 2002	6-7

	Notes to Consolidated Financial Statements		7-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4:	Controls and Procedures	22

PART II.		OTHER INFORMATION

	Item 2.	Changes in Securities and Use of Proceeds	23

	Item 6.	Exhibits and Reports on Form 8-K	23-26

		Signatures	27

		Exhibit Index	28

Part I — Financial Information

Item 1. Financial Statements

HearUSA, Inc.
consolidated Balance Sheets
ASSETS

	September 27,	December 28,
	2003	2002

	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$3,615,305	$2,410,023
Investment securities	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $550,706 and $587,322	7,249,226	5,963,677
Inventories	1,075,620	945,743
Prepaid expenses and other	416,361	889,197
Assets of discontinued operations (Note 1)	—	1,472,849
Total current assets	12,791,512	12,116,489
Property and equipment – net	5,428,462	6,910,966
Intangibles, net (Note 4)	43,846,428	44,211,588
Deposits and other	400,456	482,982
Other assets of discontinued operations (Note 1)	—	1,143,783

	$62,466,858	$64,865,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,184,765	$9,675,004
Accrued expenses	2,716,787	4,665,547
Accrued salaries and other compensation	1,105,998	1,868,772
Current maturities of long term debt	4,245,124	4,017,007
Dividends payable	1,315,339	1,215,167
Liabilities of discontinued operations (Note 1)	—	906,364

Total current liabilities	18,568,013	22,347,861

Long term debt, less current maturities	23,526,265	21,971,499

Long term debt, less current maturities of discontinued operations	—	110,890
Commitments and contingencies (Note 6)	—	—
Mandatorily redeemable convertible preferred stock (Note 2)	4,563,000	—

Stockholders’ equity:
Preferred stock (Note 2):
(Aggregate liquidation preference $2,330,000 and $8,108,167) $1 par, 5,000,000 shares authorized
Series J (233 shares outstanding)	233	233
Series H Junior Participating (0 shares outstanding)	—	—
1998 Convertible (0 and 4,563 shares outstanding)	—	4,563

Total preferred stock	233	4,796
Common stock: $.10 par; 50,000,000 shares authorized 28,891,355 and 24,457,055 shares issued	2,889,135	2,445,705
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	112,199,322	117,314,681
Accumulated deficit	(96,463,495)	(96,765,446)
Accumulated other comprehensive income – currency translation adjustment (Note 1)	82,026	331,763
Treasury stock, at cost:523,662 & 518,660 common shares	(2,485,141)	(2,483,441)

Total stockholders’ equity	15,809,580	20,435,558

	$62,466,858	$64,865,808

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine Months Ended September 27, 2003 and September 28, 2002

	September 27,	September 28,
	2003	2002

	(unaudited)	(unaudited)

Net Revenues	$53,664,664	$40,553,650

Operating costs and expenses:
Cost of products sold	15,202,201	11,791,342
Center operating expenses	26,062,405	22,933,432
General and administrative expenses	7,529,998	7,969,563
Depreciation and amortization	2,334,585	1,777,168

Total operating costs and expenses	51,129,189	44,471,505

Income (loss) from operations	2,535,475	(3,917,855)
Non-operating income (expense):
Interest income	16,701	107,125
Interest expense	(1,608,717)	(1,196,025)
Other income		5,671

Income (loss) before equity in loss of affiliated company	943,459	(5,001,084)
Equity in loss of affiliated company	—	(630,801)

Income (loss ) from continuing operations	943,459	(5,631,885)
Discontinued operations
Loss from discontinued operations –(including loss on disposal of $105,296 and $0)	(201,536)	(226,206)

Net income (loss) before dividends on preferred stock	741,923	(5,858,091)
Dividends on preferred stock	(439,972)	(547,052)

Net income (loss) applicable to common stockholders	$301,951	$(6,405,143)

Net income (loss) per common share — basic	$0.01	$(0.32)

Net income (loss) per common share — diluted	$0.01	$(0.32)

Weighted average number of shares of Common stock outstanding:
Basic	30,424,466	19,862,681

Diluted	48,191,168	19,862,681

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended September 27, 2003 and September 28, 2002

	September 27,	September 28,
	2003	2002

	(unaudited)	(unaudited)
Net Revenues	$17,276,558	$15,882,602

Operating costs and expenses:
Cost of products sold	4,745,705	5,100,773
Center operating expenses	8,927,598	9,389,563
General and administrative expenses	2,657,870	3,104,708
Depreciation and amortization	700,011	736,433

Total operating costs and expenses	17,031,184	18,331,477

Income (loss) from operations	245,374	(2,448,875)
Non-operating income (expense):
Interest income	4,740	14,373
Interest expense	(493,179)	(572,400)
Other income		5,671

Loss from continuing operations	(243,065)	(3,001,231)

Discontinued operations
Loss from discontinued operations	(3,830)	(226,206)

Loss before dividends on preferred stock	(246,895)	(3,227,437)

Dividends on preferred stock	(142,547)	(236,347)

Net loss applicable to common stockholders	$(389,442)	$(3,463,784)

Net loss per common share — basic	$(0.01)	$(0.12)

Net loss per common share — diluted	$(0.01)	$(0.12)

Weighted average number of shares of Common stock outstanding:
Basic	30,423,652	29,990,582

Diluted	30,423,652	29,990,582

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 27, 2003 and September 28, 2002

	September 27, 2003	September 28, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income(loss)	$741,923	$(5,858,091)
Loss from discontinued operations	201,536	—

Net income (loss) from continuing operations	943,459	(5,858,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,335,085	1,816,923
Provision for doubtful accounts	591,663	121,276
Loss on disposition of equipment	1,563	153,137
Equity loss in affiliated company	—	630,801
Compensation expense from the issuance of capital stock	—	40,250
Changes in assets and liabilities:
(Increase) decrease in:
Accounts and notes receivable	(1,261,040)	228,084
Inventories	(135,218)	108,141
Prepaid expenses and other	526,216	375,816
Increase (decrease) in:
Accounts payable	(546,318)	1,517,504
Accrued salaries and other	(1,699,867)	521,385

Net cash provided/(used) by continuing operations	755,543	(344,774)
Net cash used by discontinued operations	(372,098)	—

Net cash provided/(used) by operating activities	383,445	(344,774)

Cash flow from investing activities:
Purchase of property and equipment	(215,079)	(428,053)
Proceeds from the sale of discontinued operations	1,164,667	—
Capital expenditure from discontinued operations	(8,196)	—
Purchase of investment securities	—	(5,257,524)
Proceeds from the sale of mature investments		5,257,524
Issuance of note receivable in affliated company	—	(8,384,122)
Purchase of pre-combination investment in Helix	—	(2,000,000)
Cost of business combination	—	(1,568,742)

Net cash provided/(used) in investing activities	941,392	(12,380,917)

Cash flows from financing activities:
Proceeds from issuance of:
Long-term debt	3,500,000	13,123,095
Principal payments of debt of discontinued operations	(29,822)	—
Principal payments: Long-term debt	(3,152,046)	(3,020,656)
Purchase of treasury stock	(1,700)	—
Redemption of preferred stock, net of costs	(153,757)	(351,093)
Proceeds from issuance of employee stock options	15	—
Proceeds from issuance of capital stock	40,250	1,500,000
Dividends on preferred stock	(339,800)	(715,334)

Net cash (used)/provided by financing activities	(136,860)	10,536,012

Effects of exchange rate changes on cash	17,305	—

Net increase (decrease) in cash and cash equivalents	1,205,282	(2,189,679)
Cash and cash equivalents at beginning of period	2,410,023	5,561,608

Cash and cash equivalents at end of period	$3,615,305	$3,371,929

Supplemental disclosure of non-cash investing and financing activities:
Purchase of investment in affiliated company by exchanging notes receivable from affiliated company	$—	$2,700,000

See accompanying notes to the consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the nine month period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 28, 2002.

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

As of September 27, 2003, 2,055,943 exchangeable shares of HEARx Canada, Inc., an indirect subsidiary of the Company, were issued or will be issued to certain former common shareholders of Helix in connection with the combination. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. These exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”.

Discontinued Operations

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. The sale agreement provided for total payments to the Company of approximately $1.7 million, representing, in part, payment of pre-existing debt owed the Company by Forget & Sauve. The Company received an initial cash payment of $700,000 at closing and will receive subsequent payments of approximately $1 million through December 2003. At September 27, 2003, Forget and Sauve owed the Company approximately $500,000. The payments are secured by the accounts receivable of Forget & Sauve and one of the three subsidiaries.

The three subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented. The assets of this operation are reported under the center segment. Assets and liabilities of discontinued operations were recorded at the lower of their carrying amount or fair value less the cost to sell. The sale resulted in a loss on disposal of approximately $105,000. Net revenues of the discontinued operations for the three and six months ended June 28, 2003 were approximately $1.4 million and $2.6 million.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Earnings Per Share

For purposes of computing net income per common share – basic and diluted, for the nine months ended September 27, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 2,055,943 exchangeable shares of HEARx Canada, Inc. described above, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes. For computing net income per share – diluted for the nine months ended September 27, 2003, 16,997,723 shares were included which represents the common stock equivalent for the outstanding convertible preferred stock of the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliated Company

Prior to the closing of the combination with Helix, the Company owned approximately 10.5 percent of the common shares of Helix. The Company accounted for this investment using the equity method because the Company had the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the use of certain proceeds of the Company’s credit facility with Siemens Hearing Instruments, Inc. (“Siemens”) to repay certain debts of Helix. Under the equity method, the Company recorded its proportionate share of profits and losses of Helix based on the Company’s percentage interest in Helix.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	Nine Months Ended		Three Months Ended

	September 27,	September28,	September 27	September 28,
	2003	2002	2003	2002

Comprehensive income (loss):
Net income (loss) for period	$741,923	$(5,858,091)	$(246,895)	$(3,227,437)
Other comprehensive income:
Foreign currency translation adjustments	(249,737)	485,999	(248,465)	456,264

Comprehensive income (loss) for the period	$492,186	$(5,372,092)	$(495,360)	$(2,771,173)

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified in order to conform to the 2003 presentation.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Segments

Since the closing of the Helix transaction, the Company operates in three business segments: the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business . The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total

Net Revenues
9 months ended 9/27/03	$52,826,000	$53,000	$786,000	$—	$53,665,000
9 months ended 9/28/02	40,216,000	16,000	322,000	—	40,554,000

Income (Loss) from Operations
9 months ended 9/27/03	10,693,000	(38,000)	390,000	(8,509,000)	2,536,000
9 months ended 9/28/02	6,248,000	(13,000)	95,000	(10,248,000)	(3,918,000)

9 months ended 9/27/03
Depreciation and amortization	1,623,000	—	3,000	709,000	2,335,000
Identifiable assets	43,977,000	—	1,702,000	16,788,000	62,467,000
Capital Expenditures	239,000	—	—	178,000	417,000

9 months ended 9/28/02
Depreciation and amortization	1,166,000	—	1,000	610,000	1,777,000
Identifiable assets	48,335,000	—	964,000	16,786,000	66,085,000
Capital Expenditures	221,000	—	—	207,000	428,000

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income (loss) applicable to common stockholders	$301,951	$(6,405,143)	$(389,442)	$(3,463,784)
Deduct: Total stock based employee Compensation expense determined under fair value based method for all awards	(312,000)	(300,000)	(134,000)	(102,000)
Pro Forma	$(10,049)	$(6,705,143)	$(523,442)	$(3,565,784)
Income (loss) per share – basic
As reported	$0.01	$(0.32)	$(0.01)	$(0.12)
Pro forma	$0.00	$(0.34)	$(0.02)	$(0.12)
Income (loss) per share – diluted
As reported	$0.01	$(0.32)	$(0.01)	$(0.12)
Pro forma	$0.00	$(0.34)	$(0.02)	$(0.12)

For purposes of the above disclosure, the determination of the fair value of stock options granted in 2003 and 2002 was based on the following: (i) a risk free interest rate of 2.15%, and 3.42% respectively; (ii) expected option lives ranging from 5 to 10 years; (iii) expected volatility in the market price of the Company’s common stock of 93%, and 98% respectively; and (iv) no dividends on the underlying common stock.

2.     Stockholders’ Equity

Conversion of Preferred Stock into Shares of Common Stock

During the nine months ended September 28, 2002, 214 shares of the 1998 Convertible Preferred Stock plus accrued dividends of approximately $70,000 and an 8% premium of approximately $17,000 were redeemed for cash of approximately $351,000.

Common Stock

During the nine months ended September 27, 2003 no warrants were exercised; employee stock options for 20 shares of common stock were exercised.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

purchase would be at the then quoted market price of $1.05 per share. These additional amounts were paid to the Company in June 2003.

1998 Convertible Preferred Stock

On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of a newly designated convertible preferred stock, 1998 E Series Convertible Preferred Stock (“1998 E Convertible Preferred Stock”). All 1998 E Convertible Preferred Stock not converted or redeemed by December 18, 2006 must be redeemed by the Company on December 18, 2006. The 1998 E Convertible Preferred Stock is presented as Mandatorily Redeemable Convertible Preferred Stock in the accompanying consolidated balance sheet as of September 27, 2003. The old 1998 Convertible Preferred Stock was scheduled to convert by its terms into common stock on August 27, 2003. The Company has the right to redeem the newly designated preferred stock at its stated value plus accrued but unpaid premiums for sixteen months and thereafter until the maturity date at 108% of its stated value plus accrued but unpaid premiums.

As part of the transaction, the Company has agreed that accrued but unpaid premiums on the 1998 Convertible Preferred Stock and the newly designated preferred stock will be paid in cash each month beginning in November 2003 and continuing until December 2006. The holders have agreed that they will not convert the newly designated preferred stock into the Company’s common stock prior to November 1, 2005, except in the event of a default in payment of premiums or unless on or after December 10, 2004 the price of the common stock reaches a trading price at or above $3.00 per share and the holders sell at or above $3.00 per share. If converted during the period from December 10, 2004 until November 1, 2005 based on the trading price reaching $3.00 per share, the holders can convert only a number of shares of the newly designated preferred stock that would yield upon conversion no more than 744,911 shares of HearUSA common stock.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

4.     Goodwill and Other Intangible Assets

At September 27, 2003 and December 28, 2002, the Company had goodwill of approximately $32,400,000 and $32,459,000. The Company acquired goodwill of approximately $2,485,000 resulting from its purchase of 10.5% of Helix in January 2002, and approximately $29,915,000 resulting from the Helix combination effective June 30, 2002., Approximately $60,000 of goodwill associated with the Quebec operations (acquired as part of the Helix combination and disposed of on July 15, 2003 – see Note 1) was included in Other assets of discontinued operations in the accompanying consolidated balance sheet as of December 28, 2002. In addition, approximately $7,200,000 of trademarks and tradenames, not subject to amortization, were acquired in the Helix combination.

As of September 27, 2003 and December 28, 2002, the gross carrying amount of the Company’s intangible assets subject to amortization, which consist of patient files, was $5,358,000 and $6,115,000, respectively, and the accumulated amortization was approximately $1,108,000 and $748,000, respectively. The Company had a patient file intangible asset of approximately $790,000 relating to the Quebec operations with a net carrying amount of approximately $712,000 (see Note 1) which was included in Other assets of discontinued operations in the accompanying consolidated balance sheets as of December 28, 2002. The aggregate amortization expense for the Quebec patient file intangible for the six months ended June 28, 2003 was approximately $42,000. For each of the nine months ended September 27, 2003 and September 28, 2002, the aggregate amortization expense for these assets was approximately $412,000 and $142,000, respectively. At September 27, 2003, the estimated amortization expense for the next five fiscal years is approximately: 2003 — $127,000, 2004 — $460,000, 2005 - $448,000, 2006 — $434,000, 2007- $418,000, and thereafter — $2,363,000.

5.     Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement did not have a material effect the Company’s consolidated results of operations or financial position.

6.     Liquidity

As of September 27, 2003, the Company has an excess of current liabilities over current assets of approximately $5.8 million. For the nine months ended September 27, 2003, the Company generated income from continuing operations of approximately $943,459. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Additionally, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days, from statement date. As of September 27, 2003, the Company was in compliance with those payment provisions See Note 7 below.. On October 3, 2003, the Company paid Siemens approximately $2.8 million and is now current on its supply agreement payment obligation. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s $51,875,000 secured credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The Company believes that current cash, cash equivalents and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which cash, cash equivalents and revenues from operations will be sufficient. Cash flow for the final quarter of 2003 is expected to be impacted by the approximate $700,000 payment of accrued dividends the Company must make to holders of the 1998-E Series Convertible Preferred Stock in late November and certain tax and other annual payments due in December. The Company is considering various financing options to address the current shortfall in working capital and to repay the $2 million notes payable. See Note 7 below. The Company might consider short term debt,or additional equity or debt offerings. There can be no assurance, however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and gross margin improvements.

7.     Subsequent Event

On October 3, 2003, the Company completed a private placement of $2 million in unsecured notes payable and common stock purchase warrants with a number of investors, including three members of the Company’s board of directors. The non-participating directors approved the transaction. The notes bear interest at a rate of 15 percent for the first six months and 18 percent for the second six months with principal and unpaid interest due on maturity of October 1, 2004. The financing included seven-year warrants, which cannot be exercised during the first two years, to purchase a total of 800,000 shares of the Company’s common stock. The outside lenders’ warrants have an exercise price of $1.25 per share while the participating directors’ warrants have an exercise price of $1.31 per share, the quoted closing price of the common stock on the day of the financing. Proceeds from the financing were used to raise additional cash to pay Siemens under the supply agreement. If not repaid at the end of the one-year term, the notes and unpaid interest will convert into shares of the Company’s common stock at a rate of $0.75 per share, and the holders will be entitled to an aggregate of 800,000 additional common stock purchase warrants.

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

RESULTS OF OPERATIONS

For the three months ended September 27, 2003 compared to the three months ended September 28, 2002

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec. The results of the Quebec operations have been excluded from results of operations and are classified as discontinued operations in the accompanying financial statements.

Net revenues for the quarter ended September 27, 2003 increased $1,393,956, or 8.8%, to $17,276,558 from $15,882,602 in the comparable quarter of 2002. This increase is primarily the result of more hearing aids being sold for the quarter ended September 27, 2003 than during the comparable quarter of 2002, offset by a decrease in the average unit selling price.

Cost of products sold decreased $355,068, or 7.0%, to $4,745,705 in the quarter ended September 27, 2003 from $5,100,773 in the comparable quarter of 2002. This decrease is primarily the result of improved product pricing the Company received as a result of the former Helix centers selling more Siemens’ products for the quarter ended September 27, 2003 than the comparable quarter of 2002. The cost of products sold as a percent of net revenues was 27.5% and 32.1% for the third quarter of 2003 and 2002, respectively. Included in the cost of product sold are preferred pricing discounts of approximately $982,000 and $814,000 for the quarters ended September 2003 and 2002, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes.

Center operating expenses decreased $461,965, or 4.9%, to $8,927,598 in the quarter ended September 27, 2003 from $9,389,563 in the comparable quarter of 2002. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company has continued to reduce its marketing programs costs, reducing center advertising expense to $1,132,236, or 6.6% of revenue in the quarter ended September 27, 2003, down from $1,354,381, or 8.5% in the comparable quarter of 2002. Also, center wages expense decreased $265,598 or 5.9%, to $4,229,076 in the quarter ended September 27, 2003 from $4,494,674 from the comparable quarter of 2002, which was offset by an increase in bad debt expense of $318,462 relating to old insurance receivables deemed uncollectible.

General and administrative expenses decreased $446,838, or 14.4%, to $2,657,870 in the quarter ended September 27, 2003 from $3,104,708 in the comparable quarter of 2002. This decrease is primarily the result of the sale of the Quebec operation, which allowed the Company to eliminate the Montreal corporate office and consolidate those functions in West Palm Beach, Florida. In the comparable quarter of 2002, the Company had an approximately $140,000 loss on the disposal of fixed assets for a closed location.

Depreciation and amortization expense decreased $36,422, or 4.9%, to $700,011 in the quarter ended September 27, 2003 from $736,433 in the comparable period of 2002. This decrease is primarily the result of certain equipment becoming fully depreciated during 2003.

Interest income decreased $9,633, or 67.0%, to $4,740 in the quarter ending September 27, 2003 from $14,373 in the comparable quarter of 2002. This decrease is primarily attributable to the decline in the average daily balance of cash and investments. Interest expense decreased $79,221 to $493,179 in the quarter ended September 27, 2003 from $572,400 in the comparable quarter of 2002. This decrease is attributable to approximately $258,000 less interest expense in Ontario offset by an increase of approximately $90,000 in interest on the credit facility with Siemens due to issuance of Tranche E in March 2003.

For the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec. The results of the Quebec operations have been excluded from results of operations and are classified as discontinued operations in the accompanying financial statements.

Net revenues increased $13,111,014, or 32.3%, to $53,664,664 for the nine months ended September 27, 2003 from $40,553,650 in the comparable period of 2002. The increase in revenues is principally from the revenues of the centers acquired in the Helix acquisition of July 2002 of approximately $10,900,000 for the first six months of 2003, which was not included in the first six months of 2002. In addition the Company sold more hearing aids in the nine months ended September 27, 2003 than the comparable period of 2002, which was offset by a decrease in the average unit selling price.

Cost of products sold increased $3,410,859, or 28.9%, to $15,202,201 in the nine months ended September 27, 2003 from $11,791,342 in the comparable period of 2002. The increase is the direct result of inclusion of cost of products sold at the former Helix centers of approximately $3,029,000 for the first six months of 2003, which was not included in the comparable period of 2002. In addition, HearUSA’s cost of products sold increased approximately $382,000. This increase is primarily the result of increase in revenues offset by a reduction resulting from improved product pricing the Company received as a result of the former Helix centers selling more Siemens’ products during the third quarter of 2003 as compared to the same period in 2002. Included in the cost of products sold are preferred pricing reductions of approximately $2,978,000 and $2,490,000 for the nine months ended September 27, 2003 and September 28, 2002, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes. The cost of products sold as a percent of net revenues was 28.3% and 29.1% for the nine months ended September 2003 and 2002, respectively.

Center operating expenses increased $3,128,973, or 13.6%, to $26,062,405 in the nine months ended September 27, 2003 from $22,933,432 in the comparable period of 2002. This increase is related to inclusion of operating expenses for the former Helix centers of approximately $5,116,000 for the first six months of 2003, which were not included in the comparable period of 2002. HearUSA’s center operating expenses, excluding the former Helix centers, decreased approximately $1,927,000 for the nine months ended September 27, 2003. This decrease is attributable to the cost reduction program the Company first implemented in May 2001. The Company continued to reduce its marketing programs, reducing center advertising expense to

$2,763,300, or 7.4% of revenue, excluding the former Helix centers, in the nine months ended September 27, 2003, down from $4,047,500, or 11.6% in the comparable period of 2002. In addition, center wages expense and regional office costs also decreased $322,543 or 3.4%, and $352,991 or 27.9%, respectively, to $9,298,656 and $913,636, respectively, in the nine months ended September 27, 2003 from $9,621,199 and $1,266,627, respectively, from the comparable period of 2002.

General and administrative expenses decreased $439,565, or 5.5%, to $7,529,998 in the nine months ended September 27, 2003 from $7,969,563 in the comparable period of 2002. This decrease is attributable to less expense of approximately $270,000 from the elimination of the Montreal corporate office at the beginning of the third quarter of 2003 following the divestiture of the Quebec subsidiaries. In addition, the Company reduced its marketing programs, reducing corporate advertising $119,068 to $185,204 in the nine months ended September 27, 2003 compared with $304,272 in the comparable period of 2002.

Depreciation and amortization expense increased $557,417, or 31.4%, to $2,334,585 in the nine months ended September 27, 2003 from $1,777,168 in the comparable period of 2002. This increase is related to the former Helix’s depreciation and amortization expense of approximately $331,000 for the first six months of 2003, which was not included in the comparable period of 2002 and approximately $234,000 of additional amortization of certain intangible assets acquired in the combination.

Interest income decreased $90,424, or 84.4%, to $16,701 in the nine months ended September 27, 2003 from $107,125 in the comparable period of 2002. This decrease is primarily attributable to the decline in the average daily balance of cash and investments. Interest expense increased $412,692 to $1,608,717 in the nine months ended September 27, 2003 from $1,196,025 in the comparable period of 2002. This increase is attributable to the former Helix’s interest expense of $310,000 for the first six months of 2003, which was not included in the comparable period of 2002 and approximately $197,000 in interest on the credit facility with Siemens due to the issuance of Tranche E in March 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, working capital increased $4,454,871 to a negative $5,776,501 as of September 27, 2003 from a negative $10,231,372 as of December 28, 2002. This is a direct result of the additional $3.5 million financing the Company received from Siemens in March 2003 and the income generated by the Company. The working capital of negative $5,776,501 includes approximately $2.9 million which represents the current portion of the long-term debt to Siemens, which may be repaid through preferred pricing reductions.

On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At September 27, 2003 $6,475,000, $89,167, $2,250,000, $13,000,000 and $3,500,000, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of September 27, 2003, approximately $24,900,000 is available to the Company for acquisitions under Tranche B of the credit facility.

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

As of September 27, 2003, the Company has an excess of current liabilities over current assets of approximately $5.8 million. For the nine months ended September 27, 2003 the Company generated income from continuing operations of $943,459. The Company is dependent upon generating sufficient cash flow from operations or financings to repay its liabilities. Cash on hand as of September 27, 2003 was approximately $3.6 million, of which approximately $1.0 million was used for the October 3, 2003 payment of approximately $2.8 million to Siemens under the supply agreement. The Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of September 27, 2003, the Company was in compliance with those payment provisions and upon the October 3, 2003 payment is now current. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

On October 3, 2003, the Company completed a private placement of $2 million in unsecured notes payable and common stock purchase warrants with a number of investors including three members of the Company’s board of directors. The notes bear interest at a rate of 15 percent for the first six months and 18 percent for the second six months with principal and unpaid interest due on maturity of October 1, 2004. The financing included seven-year warrants, which cannot be exercised during the first two years, to purchase a total of 800,000 shares of the Company’s common stock. The outside lenders’ warrants have an exercise price of $1.25 per share while the participating directors’ warrants have an exercise price of $1.31 per share, the quoted closing price of the common stock on the day of the financing. The financing was completed to raise additional cash to pay Siemens under the supply agreement. If not repaid at the end of the one-year term, the notes and unpaid interest would convert into shares of the Company’s common stock at a rate of $0.75 per share, and the holders will be entitled to an aggregate of 800,000 additional common stock purchase l warrants.

The Company believes that current cash, cash equivalents and revenues from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and revenues from operations will be sufficient. Cash flows for the final quarter of 2003 are expected to be impacted by the approximate $700,000 payment of accrued dividends the Company must make to the holders of the 1998-E Series Convertible Preferred Stock in late November and certain tax and other annual payments due in December. The Company is considering various financing options to address the current shortfall in working capital and to repay the $2 million notes payable. The Company might consider short term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and gross margin improvements.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 27, 2003:

	Payments Due by Period
		Less
Contractual		than 1	1 – 3	4 – 5	After 5
Obligations	Total	Year	Years	Years	Years

Long-Term Debt	$27,771,000	$4,245,000	$7,467,000	$16,059,000	$—
Operating Leases	13,098,000	4,967,000	7,227,000	753,000	151,000

Total Contractual Cash Obligations	$40,869,000	$9,212,000	$14,694,000	$16,812,000	$151,000

Net cash used by operating activities decreased from $344,774 in the first nine months of 2002 to cash being provided by operating activities of $383,445 in the first nine months of 2003. The decrease in net cash used by operating activities was primarily the result of a decrease in net loss between periods of approximately $6,800,000, offset by a net increase in the change in accounts receivable, inventories and prepaid expenses of approximately $1,582,000 and a decrease in the change in accounts payable and accrued expenses of the periods of approximately $4,285,000 and cash used by discontinued operations of approximately $372,000.

Net cash used by investing activities decreased from $12,380,917 in the first nine months of 2002, to cash being provided by investing activities of $941,392 in the first nine months of 2003. Cash used to purchase a common stock investment in Helix prior to the combination totaled approximately $2,000,000 in January 2002. Cash used to fund a note receivable and advances to Helix prior to the merger as of June 30, 2002 totaled approximately $9,547,000, less cash acquired in the combination with Helix of approximately $1,162,803. Costs incurred for the Helix acquisition during the first nine months of 2002 were approximately $1,569,000. During the first nine months of 2003, the Company received approximately $1,165,000 of proceeds from the sale of discontinued operations.

Net cash provided by financing activities decreased from $10,536,012 in the first nine months of 2002 to cash used in financing activities of $136,860 in the first nine months of 2003. This decrease is primarily the result of the net proceeds of $3,500,000 from the Siemens Tranche E Loan in 2003, offset by approximately $2,189,000 in repayments under the Siemens Tranche A, Tranche B and Tranche C loans, compared to net proceeds of $12,625,000 from the Siemens Tranche D Loan and $1,500,000 from the 2002 private placement of common stock.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement did not a material effect on its consolidated results of operations or financial position.

Except for historical information provided in this discussion and analysis, the discussion includes forward looking statements, including statements funds available under, current cash, cash equivalents and revenues from operations being sufficient to support the Company’s operational needs; and the impact on cashflow of certain payments in the fourth quarter of 2003.. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for the company’s product; the ability to reduce operating costs, general economic and industry conditions, especially those affecting managed health care; actions by competitors, customers and suppliers, the impact of competitive products and technological changes; and unforeseen cash requirements.

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

	Long-Term Debt
	Variable
	Rate		Fixed Rate
	Prime rate
	+ 1% note			10% note
	due April	10% notes	10% notes	due Dec 1,
	2007	due 2008	due 2007	2006	Other notes
As of September 27, 2003 Estimated cash inflow (outflow) by fiscal year of principal maturity
2003	$(248,000)	$—	$(154,000)	$(575,000)	$(276,000)
2004	—	(555,000)	(616,000)	(2,300,000)	(689,000)
2005	—	(807,000)	(613,000)	(2,300,000)	(359,000)
2006	—	(892,000)	(610,000)	(1,300,000)	(53,000)
2007	$(13,777,000)	(985,000)	(346,000)	—	(54,000)
2008	—	(261,000)	—	—	—

Total	$(14,025,000)	$(3,500,000)	$(2,339,000)	$(6,475,000)	$(1,432,000)

Estimated fair value	$(14,025,000)	$(3,500,000)	$(2,339,000)	$(6,475,000)	$(1,432,000)

Carrying value	$(13,497,000)	$(3,500,000)	$(2,339,000)	$(6,475,000)	$(1,432,000)

Item 4.  Controls and Procedures

a.	The Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act rules. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no material changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting subsequent to the date of the evaluation referenced above.

Part II Other Information

Item 2.  Changes in Securities and Use of Proceeds

1998 Convertible Preferred Stock

On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of a newly designated convertible preferred stock, 1998 E Series Convertible Preferred Stock (“1998 E Convertible Preferred Stock”). All 1998-E Convertible Preferred Stock not converted or redeemed by December 18, 2006 must be redeemed by the Company on December 18, 2006. The old 1998 Convertible Preferred Stock was scheduled to convert by its terms into common stock on August 27, 2003. The Company has the right to redeem the newly designated preferred stock at its stated value plus accrued but unpaid premiums for sixteen months and thereafter until the maturity date at 108% of its stated value plus accrued but unpaid premiums. The Company relied on Section 4(2) as the exemption for registration requirements of the Securities Act of 1933. The transaction qualified as a private placement to accredited investors.

As part of the transaction, the Company has agreed that accrued but unpaid premiums on the 1998 Convertible Preferred Stock and the newly designated preferred stock will be paid in cash each month beginning in November 2003 and continuing until December 2006. The holders have agreed that they will not convert the newly designated preferred stock into the Company’s common stock prior to November 1, 2005, except in the event of a default in payment of premiums or unless on or after December 10, 2004 the price of the common stock reaches a trading price at or above $3.00 per share and the holders sell at or above $3.00 per share. If converted during the period from December 10, 2004 until November 1, 2005 based on the trading price reaching $3.00 per share, the holders can convert only a number of                     shares of the newly designated preferred stock that would yield upon conversion no more than 744,911 shares of HearUSA common stock.

Private Placement

On October 3, 2003, the Company completed a private placement of $2 million in unsecured notes payable and common stock purchase warrants with a number of investors including, three members of the Company’s board of directors. The notes bear interest at a rate of 15 percent for the first six months and 18 percent for the second six months with principal and unpaid interest due on maturity of October 1, 2004. The financing also included seven-year warrants, which cannot be exercised during the first two years, to purchase a total of 800,000 shares of the Company’s common stock. The outside lenders’ warrants have an exercise price of $1.25 per share while the participating directors’ warrants have an exercise price of $1.31 per share, the quoted closing price of the common stock on the day of the financing. Proceeds from the financing were used to raise additional cash to pay Siemens under the supply agreement. If not repaid at the end of the one-year term, the notes and unpaid interest would convert into shares of the Company’s common stock at a rate of $0.75 per share, and the holders will be entitled to an aggregate of 800,000 additional common stock purchase warrants.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

2.2	Interim Order issued by the Superior Court of Quebec and Notice of

Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)).

2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1998 Convertible Preferred Stock (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.7	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.8	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.9	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1998-E Series Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 26, 2003 (File No. 001-11655)).

3.10	Amended and Restated By-Laws of HearUSA, Inc. (incorporated by reference as Exhibit 3.9 to the Company’s Annual Report on Form 10-K

for the period ended December 28, 2002 (File No. 001-11655)).

4.1	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).

4.2	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.3	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HEARx Ltd. and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).

4.4	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx Ltd. and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.5	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

10.1	Amendment to Credit Agreement, dated March 12,2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.1 to the Company’s Form 10Q for the period ended March 29, 2003.)

10.2	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003.)

10.3	Exchange Agreement, dated August 26, 2003 between HearUSA, Inc., Zanett Lombardier Master Fund, LLC and The San Miguel Trust (incorporated herein by reference as Exhibit 10.1 to the Company’s Form 8-K, filed August 26, 2003 (File No. 001-11655)).

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

An Item 5 and 7 current report on Form 8-K, dated July 15, 2003, was filed with the Securities and Exchange Commission on July 24, 2003.

An Item 7 and 12 current report on Form 8-K, dated August 5, 2003, was filed with the Securities and Exchange Commission on August 11, 2003.

An Item 5 and 7 current report on Form 8-K, dated August 26, 2003, was filed with the Securities and Exchange Commission on August 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date: November 12, 2003	By: /s/ Stephen J. Hansbrough Stephen J. Hansbrough Chief Executive Officer

Date: November 12, 2003	By:/s/ Gino Chouinard Gino Chouinard Chief Financial Officer

Exhibit Index

31.1	Section 302 of Sarbanes-Oxley CEO Certification
31.2	Section 302 of Sarbanes-Oxley CFO Certification
32	Section 906 of Sarbanes-Oxley CEO and CFO Certification