Form 10-K
period 2003-12-27
HEARUSA INC
filed 2004-03-26
CIK 821536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐         No ☑

     As of June 28, 2003, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $14,945,729.

     On March 12, 2004, 30,423,636 shares of the Registrant’s common stock were outstanding, including 1,166,041 of exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of the Registrant’s Stockholders (“2004 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I

Item 1.     Business

      HearUSA, Inc. (“HearUSA” or the “Company”) has a network of 156 company-owned hearing care centers (the “centers”) in 11 states and the Province of Ontario, Canada. The Company also sponsors approximately 1,400 credentialed audiology providers (the “network providers” or the “network”) that participate in selected hearing benefit programs contracted by the company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

      HearUSA seeks to increase market share and market penetration in its center and network markets through creative marketing and an organized delivery system that targets the medical and consumer communities. HearUSA will also look for acquisitions in its center markets. The Company’s strategy for increasing market penetration includes advertising to the non-insured self-pay market, positioning itself as the leading provider of hearing care to healthcare providers and increasing awareness of physicians about hearing care services and products in the Company’s geographic markets. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of the public in general.

      HearUSA was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC; a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.

2003 Developments

      On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens Hearing Instruments, Inc. (“Siemens”) (the Tranche E Loan). The Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. See “Business — Siemens Hearing Instruments Inc.,” below. Proceeds of this financing have been used mainly for working capital purposes.

      On July 15, 2003, because of the complexity of the Quebec legislation governing the provision of hearing care, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec. The Quebec subsidiaries and selected assets had been acquired by the Company as part of the Helix acquisition in July 2002. The sale was made to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Company and Helix officer and director. See Notes 12 and 18, Notes to Consolidated Financial Statements, included herein.

      On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of the newly designated E Series Convertible Preferred Stock (“E Convertible Preferred Stock”). All E Series Convertible Preferred Stock not converted or redeemed by December 18, 2006 must be redeemed by the Company on December 18, 2006. The old 1998 Convertible Preferred Stock was scheduled to convert by its terms into common stock on August 27, 2003. As part of the transaction, the Company has agreed that accrued but unpaid premiums on the 1998 Convertible Preferred Stock and the 10% premium on the E Series Convertible Preferred Stock will be paid in cash each month beginning in November 2003 and continuing until December 2006. The holders have agreed that they will not convert the preferred stock prior to November 1, 2005, except in certain circumstances. See Note 8 and Note 9E, Notes to Consolidated Financial Statements, included herein.

      On October 3, 2003, the Company completed an interim financing in the form of a private placement of $2 million in unsecured notes and common stock purchase warrants with a number of investors, including three members of the Company’s board of directors. Proceeds from the financing were used to pay Siemens under the supply agreement. As of December 27, 2003, these notes were fully repaid using proceeds from the December 19, 2003 financing described below. Only the warrants remain outstanding. See Note 7, Notes to Consolidated Financial Statements, included herein.

      On December 19, 2003, the Company completed a private placement of $7.5 million of five-year convertible subordinated notes with five-year common stock purchase warrants. Proceeds from this financing were used to repay the $2 million notes issued on October 3, 2003 and for working capital purposes. The Company used approximately $1.8 million of the net proceeds to pay Siemens under the credit agreement in January 2004. See Note 7, Notes to Consolidated Financial Statements, included herein.

Siemens Hearing Instruments, Inc.

      In 2001, the Company entered into a credit agreement with Siemens. The credit agreement provides for a $51,875,000 secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). As described above, Siemens and the Company amended the credit agreement in March 2003 to add a $3,500,000 secured five-year term loan facility (the Tranche E Loan), increasing the secured credit facility to $55,375,000. As of December 27, 2003 all of the Tranches were drawn upon, available funds under the Tranche B at the end of 2003 were approximately $24.9 million.

      In connection with the credit facility, HearUSA and Siemens entered into a supply agreement, pursuant to which HearUSA agreed to purchase from Siemens certain minimum percentages of the HearUSA centers’ hearing aid purchases for a period of ten years (an initial five year term and a five year renewal term) at specified prices. As long as the Company purchases, on a cumulative basis, the certain minimum percentage requirement under the supply agreement, preferred pricing reductions are received from Siemens and applied against the quarterly payments of principal and related interest due on Tranches A, B and C.

Facilities and Services

      Each HearUSA center is staffed by a licensed and credentialed audiologist or hearing instrument specialist and at least one patient care coordinator. Experienced audiologists supervise clinical operations. The majority of the Company’s centers are conveniently located in shopping or medical centers, and the centers are typically 1,000 — 2,500 square feet in size (1,000 — 2,000 for the Helix centers and 2,000 — 2,500 for the HEARx and HEARx West centers). The Company has a total of 286 examining rooms. The Company’s goal is to have all centers similar in design, exterior marking and signage, because a uniform appearance reinforces the message of consistent service and quality of care.

      Each center provides hearing services that meet or exceed applicable state and federal standards, including:

•	Comprehensive hearing testing using standardized practice guidelines

•	Interactive hearing aid selection and fitting process

•	Aural rehabilitation and follow up care

•	Standardized reporting and physician communications

      In some markets, a full range of audiovestibular testing is also available to aid in the diagnosis of medical and vestibular disorders.

      Each network provider operates independently from the Company. However, to ensure compliance with its hearing benefit programs, the Company performs annual credential verification on each of the network providers to ensure they meet the minimum criteria to be part of the network. Also, on a random basis, the Company performs patient surveys on the quality of their services.

Products

      HearUSA’s centers offer a complete range of quality hearing aids, with emphasis on the latest digital technology. While the centers may order a hearing aid from any manufacturer, it is likely the majority of the hearing aids sold by the centers will be manufactured by Siemens and its subsidiaries, Rexton and Electone. The centers also sell hearing aids manufactured by Phonak, Oticon, Starkey, Sonic Innovation and Unitron.

      HearUSA centers also offer a large selection of assistive listening devices and other products related to hearing care. Assistive listening devices are household and personal technology products designed to assist the hearing impaired in day-to-day living, including such devices as telephones and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

      The network providers also provide hearing aids, assistive listening devices and other products related to hearing care. Although some of the providers sell hearing aids manufactured by Siemens and its subsidiaries, Rexton and Electone, they have no commitment such as the Company does to purchase their products from Siemens.

Managed Care and Institutional Contracts

      Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HearUSA believes that contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, employer groups, health insurers, benefit sponsors, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced and relationships with local area physicians are enhanced. Critical to providing care to members of these groups are the availability of distribution sites, quality control and standardization of products and services. The Company believes its system of high quality, uniform company-owned centers meets the needs of the patients and their hearing benefit providers and that the network providers can expand available distribution sites for these patients

      HearUSA usually enters into provider agreements with hearing benefit providers for the furnishing of hearing care on three different bases: (a) discount arrangement based on a contractual rate offered by the centers and/or the network providers to hearing benefit provider’s members (all paid for by the patient); (b) an encounter fee for service basis where the centers and/or the network providers are paid a contracted fee by the hearing benefit provider for each hearing aid sold (with the balance paid by the individual member); or (c) a per capita basis, which is a fixed payment per member per month from the hearing benefit provider to HearUSA, determined by the benefit offered to the patient and the number of patients (the balance, if necessary, is paid by the individual member). When involving the network providers, HearUSA reimburses them a portion of the per-member-per-month payment, net of administration fees.

      The terms of most of these provider agreements are renegotiated annually, and most of these agreements may be terminated by either party on 90-days notice. The early termination of or failure to renew the agreements could adversely affect the operation of the hearing care centers located in the related market area. In addition, the early termination of or failure to renew the agreements that provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company’s results of operations.

      The Company and its subsidiary HEARx West LLC (“HEARx West”), a joint venture with Permanente Federation LLC (an affiliate of Kaiser Permanente), currently receive a per-member-per-month fee for more than 1.1 million managed care members. In total, HearUSA services over 268 benefit programs for hearing care with various health maintenance organizations preferred provider organizations, insurers, benefit administrators, and healthcare providers.

Marketing and Revenues

      HearUSA’s marketing plan for its centers focuses on:

•	Newspaper and Special Events: HearUSA places print ads in its markets promoting different hearing aids at a variety of technology levels and prices along with special limited time events. Advertising also emphasizes the need to seek help for hearing loss as well as the qualitative differences and advantages offered by HearUSA.

•	Direct Marketing: Utilizing HearUSA’s database, HearUSA makes direct mailings and offers free seminars in its markets on hearing and hearing loss.

•	Physician Marketing: HearUSA attempts to educate both physicians and their patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices. HearUSA works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education.

•	Telemarketing: HearUSA has a domestic national call center, which supports all HearUSA centers. The national call center is responsible for both inbound and outbound telemarketing.

      For the fiscal years 2003, 2002 and 2001, HearUSA revenues were $70,545,154, $57,230,128, and $48,796,110, respectively. During 2003, 2002 and 2001, the Company did not have revenues totaling 10% or more of total net revenues from a single customer.

Segments

Centers

      At the end of 2003, the company-owned a total of 156 centers located in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Wisconsin, Minnesota, Missouri, Washington, California and the Province of Ontario, Canada. These centers offer people with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life. These centers include the centers acquired in 2002 when the Company acquired Helix Hearing Care of America Corp.

      Through HEARx West, LLC, the joint venture with the Permanente Federation LLC (an affiliate of Kaiser Permanente), the Company operates a network of retail centers bearing the HEARx name to serve the needs of the hearing impaired principally in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2003, HearUSA operated 20 full-time and 2 part-time HEARx West centers in southern California, which are included in the 156 centers described above.

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

Network

      The Company also sponsors a network of approximately 1,400 credentialed audiology providers that support hearing benefit programs with employer groups, health insurers and benefit sponsors in 49 states. This network, called HearUSA Hearing Care Network, was created early in 2001 with the participation of Siemens and grew significantly in July of 2002 with the acquisition of Helix which had acquired, with the help of the Company, 100% of the shares of Auxiliary Health Benefit Corporation doing business as National Ear Care Plan (“NECP”). NECP and its 1,400 credentialed audiology providers are now part of the HearUSA network.

      Unlike the company-owned centers, the network is comprised of hearing care practices owned by independent audiologists. Through the network, the Company is now in a position to pursue national hearing care contracts and offer managed hearing benefits in areas outside of the company-owned center markets. The network’s revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network and from royalties paid by Siemens for each Siemens unit purchased by a participating provider.

E-commerce

      The Company offers on-line information about hearing loss, hearing aids, assistive listening devices and the services offered by hearing health care professionals. The Company’s web site also offers on-line purchases of hearing related products, such as batteries, hearing aid accessories and assistive listening devices. In addition to on-line product sales, e-commerce operations are also designed as a marketing tool to inform the public and generate referrals for centers and for network providers.

      Financial information regarding our three business segments and financial information by geographic area are provided in Note 19, Notes to the Consolidated Financial Statements included herein.

Distinguishing Features

      Integral to the success of HearUSA’s strategy is increased awareness of the impact of hearing loss and the medical necessity of treatment, in addition to the strengthening of consumer confidence and the differentiation of HearUSA from other hearing care providers. To this end, the Company has taken the following unique steps:

Joint Commission on Accreditation of Healthcare Organizations

      During 1998, the Company distinguished itself as an accredited healthcare organization when it earned a three-year accreditation by the Joint Commission. The Company was re-accredited in 2002 as a preferred provider organization in hearing care, demonstrating its willingness to provide safe, high quality care and to be measured against high standards of performance. Accreditation means that the Company volunteered to undergo a comprehensive evaluation by a team of physicians and nurses, who personally conducted a review to assess provider credentialing, training and orientation, patient rights and care, organizational leadership and ethics, management of information, and performance improvement. Although at this time only the 82 Company centers doing business as HEARx are accredited, the Company’s long-term goal is to accredit all company-owned centers as well as interested network providers.

Center Management System, Medical Reporting and HearUSA Data Link

      The Company has developed a proprietary center management and data system called the Center Management System (“CMS”). CMS primarily has two functions: to manage patient information and to process point-of-sale customer transactions. The CMS system is operated over a wide area network (installed in 2001) that links all locations with the corporate office. The Company is developing further capabilities for the wide area network. This system is only used in the company-owned centers.

      The Company’s corporate system is fully integrated with CMS to provide additional benefits and functionality that can be better supported centrally. Data redundancy is built into the system architecture as data is currently stored both at the regional facilities and at the central facility. The consolidated data repository is constructed to support revenues in excess of $550 million, to accommodate 500+ unique business units and to manage 500,000 new patients annually.

      One of the outputs of CMS is a computerized reporting system that provides referring physicians the test results and recommended action for every patient examined by HearUSA staff. To the Company’s knowledge, no other dispenser or audiologist presently offers any referring physician similar documentation. Consistent with the Company’s mission of making hearing care a medical necessity, this reporting system makes hearing a part of the individual’s health profile, and increases awareness of hearing conditions in the medical community. Another unique aspect of CMS is its data mining capability which allows for targeted marketing to its customer base. The national call center also has the ability to access the CMS system and can directly schedule appointments.

Competition

      The U.S. hearing care industry is highly fragmented with approximately 11,000 practitioners providing hearing care products and services. Surveys by Hearing Review in June 2001 indicate that over 60% of the hearing aids are sold by audiologists.

      In the Canadian Province of Ontario, the traditional hearing instrument distribution system is made up of small independent practices where associations are limited to two or three centers. Most centers are relatively small and are located in medical centers, professional centers or in small shopping centers.

      It is difficult to determine the precise number of the Company’s competitors in every market where it has operations, or the percentage of market share enjoyed by the Company. Some competitors are large distributors, including: (1) Amplifon of Italy, which owns a national network of approximately 1,000 franchised stores (Miracle Ear) including 400 located in Sears Roebuck & Co. stores and approximately 250 company owned centers operating in British Columbia and the United States under the Sonus name; and (2) Beltone Electronics Corp., a hearing aid manufacturer owned by Great Nordic that distributes its products primarily through a national network of approximately 600 “authorized” distributors in the United States and Canada. Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in selected HearUSA markets. All of these networks are owned by companies having greater resources than HearUSA, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HearUSA.

      The Company’s network business will also face competition by companies offering similar network services, including Hearingplanet.com, AVADA and AHAA (minority interest owned by William Demant, a hearing aid manufacturer) and the Sonus Network/ HearPO owned by Amplifon. These companies attempt to aggregate demand for hearing products and sell marketing and other services to network participants. In addition, some of these networks are able to offer discounts to managed care payors, insurers and membership organizations. Many independent hearing care providers belong to more than one network. In addition, contract terms for membership are typically short and may be terminated by either party at will. There is no assurance, however, that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like, which would then compete more directly with HearUSA’s network and its company-owned centers. The Company competes principally based on price and services offered.

Reliance on Manufacturers

      The Company’s supply agreement with Siemens requires that a certain portion of the company-owned center’s sales will be of Siemens devices. According to a 1998 survey, Siemens was the world’s largest manufacturer of hearing devices, producing 21% of the units sold in the world market. Siemens has a well-diversified product line (including Rexton and Electone) with a large budget devoted to research and development. However, there is no guaranty that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected.

      In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HearUSA has not experienced any significant disruptions in supply in the past.

Qualified Hearing Professionals

      The Company currently employs 186 licensed hearing professionals, of which 139 are audiologists and 47 are licensed hearing aid specialists. The inability of the Company to attract and retain qualified licensed hearing professionals would reduce the Company’s ability to distinguish itself from competing networks of hearing aid retailers and thus adversely affect its business. The Company believes that it will be able to attract and retain qualified licensed hearing professionals sufficient to staff its centers for the foreseeable future.

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

      In addition, a portion of the Company’s revenues come from participation in Medicare and Medicaid programs. Federal laws prohibit the payment of remuneration in order to receive or induce the referral of Medicare or Medicaid patients, or in return for the sale of goods or services to Medicare or Medicaid patients. Furthermore, Federal law limits physicians and other healthcare providers from referring patients to providers of certain designated services in which they have a financial interest. HearUSA believes that none of its managed care or other provider contracts or its relationship with referring physicians is violative of these Federal laws.

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. On August 17, 2000, the Department of Health and Human Services (“HHS”) published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations was required by October 16, 2002. In addition, HIPAA required HHS to adopt standards to protect the security and privacy of health-related information. Final regulations containing privacy standards became effective on April 14, 2003 and HearUSA believes it has taken the necessary steps to be in full compliance with these regulations. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper or orally. The regulation also provides patients with significant new rights related to controlling how their health information is utilized or disclosed. The Company cannot predict the impact these regulations will have on its operations.

      The Federal Trade Commission (FTC) issued the amended Telemarketing Sales Rule on January 29, 2003. Like the original Telemarketing Sales Rule issued in 1995, the amended rule gives effect to the Telemarketing and Consumer Fraud and Abuse Prevention Act. This legislation gives the FTC and state attorneys general law enforcement tools to combat telemarketing fraud, give consumers added privacy protections and defenses against unscrupulous telemarketers, and help consumers tell the difference between fraudulent and legitimate telemarketing. One significant amendment to the Telemarketing Sales Rule is inclusion of a prohibition on calling consumers who have put their telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or to the consumer. Other FTC guidelines pertinent to the Company involve professional business practices relating to issues such as transmitting the caller’s telephone number on caller id, abandoning calls and speaking to consumers in a non-professional manner. The Company adheres to policies set forth by the FTC, and has established policies and procedures to ensure its compliance with FTC regulations and with the requirements relating to the national “Do Not Call” registry.

      The CAN-SPAM Act of 2003 regulates commercial electronic mail on a nationwide basis. It imposes certain requirements on senders of commercial electronic mail. The Company adheres to the law by properly representing the nature of its commercial email messages in the subject line and provides opt in and opt out alternatives for the consumer. At any time a consumer may request exclusion from the Company’s list and the name will be deleted from the list in one business day.

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

State

      Generally, state regulations of the hearing care industry, where they exist, are concerned primarily with the formal licensure of audiologists and those who dispense hearing aids and with practices and procedures involving the fitting and dispensing of hearing aids. There can be no assurance that regulations do not exist in jurisdictions in which the Company plans to open centers or will not be promulgated in states in which the Company currently operates centers which may have a material adverse effect upon the Company. Such regulations might include more stringent licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. The Company knows of no current or proposed state regulations with which it, as currently operated, could not comply.

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

      The Company employs licensed audiologists and hearing aid dispensers. Under the regulatory framework of certain states, business corporations are not able to employ audiologists or offer hearing services. California has such a law, restricting the employment of audiologists to professional corporations owned by audiologists or similar licensees. The Company believes, however, that because the State of California’s Department of Consumer Affairs has indicated that speech-language pathologists may be employed by business corporations, the Company may employee audiologists. The similarity of speech-language pathology to audiology, and the fact that speech-language pathologists and audiologists are regulated under similar statutes and regulations, leads the Company to believe that business corporations and similar entities may employ audiologists. No assurance can be given that the Company’s interpretation of California’s laws will be found to be in compliance with laws and regulations governing the corporate practice of audiology or, if its activities are not in compliance, that the legal structure of the Company’s California operations can be modified to permit compliance.

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

Product and Professional Liability

      In the ordinary course of its business, HearUSA may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services provided by the Company. The Company maintains insurance at a level which the Company believes to be adequate. A successful claim in excess of the policy limits of the Company’s liability insurance, however, could adversely affect the Company. As the distributor of products manufactured by others, the Company believes it would properly have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.

Seasonality

      The Company is subject to regional seasonality the impact of which is minimal.

Employees

      At December 27, 2003, HearUSA had 462 full-time employees and 43 part-time employees, of which 81 were employed by HEARx West.

Where to Find More Information

      The Company makes information available free of charge on its website (www.hearusa.com). Through the website, interested persons can access the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K after such material is electronically filed with the SEC.

Item 2.     Properties

      HearUSA’s corporate offices and national call center are located in 19,600 square feet of space in West Palm Beach, Florida. The leases on these properties are for five years and expire in 2006. As of December 27, 2003, the Company operated 31 centers in Florida, 15 in New Jersey, 15 in New York, 9 in Massachusetts, 8 in Ohio, 8 in Michigan, 2 in Wisconsin, 6 in Minnesota, 8 in Missouri, 14 in Washington and 22 HEARx West centers in California. HearUSA also operates 18 centers in the Province of Ontario. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). Each center consists of between 200 and 4,000 square feet with annual base rents ranging from approximately $4,000 to $104,000. The Company believes these locations are suitable to serve its patients’ needs. The network is operated from an office located in Denver, Colorado (head office of NECP at the time of its acquisition). The lease for this location expires in December 2004. The Company has no interest or involvement in the network providers properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.

Item 3.     Legal Proceedings

      The Company has from time to time been a party to lawsuits and claims arising in the normal course of business. In the opinion of management, there are no pending claims or litigation, in which the outcome would have a material effect on the Company’s consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

EXECUTIVE OFFICERS OF THE COMPANY

      The following sets forth certain information as of the date hereof with respect to the Company’s executive officers. Each of Dr. Brown and Mr. Hansbrough are serving pursuant to employment agreements, renewed in 2003, with 5-year terms expiring in 2008 unless renewed or extended. Mr. Chouinard and Ms. Taylor each has been appointed to a term that will expire at the earlier of the annual meeting of Board of Directors held at the time of the 2004 Annual Meeting of Stockholders, or their resignation or removal:

		First Served
Name and Position	Age	as Executive Officer

Paul A. Brown, M.D. Chairman of the Board	65	1986
Stephen J. Hansbrough Chief Executive Officer Director	57	1993
Gino Chouinard Chief Financial Officer	35	2002
Donna L. Taylor Senior Vice President Sales & Operations	47	2000

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

      Gino Chouinard, Chief Financial Officer, joined HearUSA in July 2002 with its acquisition of Helix. Mr. Chouinard served as Helix’s Chief Financial Officer from November 1999 until its acquisition by HearUSA. Mr. Chouinard is a Chartered Accountant who previously worked for Ernst & Young LLP, an international accounting firm, as Manager from 1996 – 1999 and as Senior

Accountant from 1994 – 1996. He received a Certificate in Business Law from the University of Montreal in 1997.

      Donna L. Taylor, Senior Vice President Sales and Operations, joined HearUSA in July 1987 as an audiologist. She was later promoted to Area Manager and Director of Operations for the Company in Florida. She assumed her role as Vice President Sales and Operations in December 1993 and in October 2000 was promoted to Senior Vice President — Sales and Operations. Ms. Taylor received her B.S. from the University of Iowa in May 1979, her M.A. from the University of Iowa in May 1981, and earned her CCC (Certificate of Clinical Competency) in March 1982.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on the Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of March 12, 2004, the Company had 30,423,626 shares of common stock outstanding, including 1,166,041 exchangeable shares. The closing price on March 12, 2004 was $2.41 for the common stock and canadian $3.15 for the exchangeable shares. The following table sets forth the high and low sales prices for the common stock as reported by the AMEX for the fiscal quarters indicated:

	Common Stock

Fiscal Quarter	High	Low

2003
First	$0.44	$0.25
Second	$0.83	$0.33
Third	$1.67	$0.75
Fourth	$2.80	$1.14
2002
First	$1.25	$0.80
Second	$1.25	$0.75
Third	$0.88	$0.39
Fourth	$0.49	$0.22

      As of March 12, 2004, there were 1,603 holders of record of the common stock.

Dividend Policy

      HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations.

Recent Sales of Unregistered Securities

      On October 3, 2003, the Company completed an interim financing in the form of a private placement of $2 million in unsecured convertible notes and common stock purchase warrants with a number of accredited investors, including three members of the Company’s board of directors. The terms of the notes included conversion to common stock in the event of a default in payment of the notes at a conversion rate of $0.75 per share. The financing included seven-year warrants, which cannot be exercised during the first two years, to purchase up to 800,000 shares of the Company’s common stock. The outside investors’ warrants have an exercise price of $1.25 per share, the quoted closing price of the common stock on the day of the financing, while the participating directors’ warrants have an exercise price of $1.31 per share. Proceeds from the financing were used to pay Siemens under the supply agreement. The Company relied on Section 4(2) of the Securities Act of 1933 in connection with this offering because it was a private placement only to accredited investors. These notes were paid in full with the proceeds of the December 2003 financing described below.

      On December 19, 2003, the Company completed a private placement of $7.5 million of five-year convertible subordinated notes with 2,642,750 five-year common stock purchase warrants to accredited investors. The notes may not be converted and warrants to purchase 2,142,750 common shares may not be exercised for a two-year period. The remaining warrants to purchase 500,000 shares are exercisable beginning in June 2005 at $1.75 per share. Beginning in December 2005, the $7.5 million notes may be converted at $1.75 per share and warrants may be exercised for up to 2,142,750 shares at $1.75 per share. Proceeds from this financing were used to repay the $2 million notes issued on October 3, 2003 and for working capital purposes. The Company used approximately $1.8 million of the net proceeds to pay Siemens under the credit agreement in January 2004. The Company relied on Section 4 (2) of the Securities Act of 1933 for the exemption from registration of this offer and sale because the offering was only to accredited investors and was conducted exclusively as a private offering and sale.

Item 6. Selected Financial Data

      The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages has been derived from the audited consolidated financial statements of the Company:

OPERATING STATEMENT DATA:

	Year Ended

	December 27	December 28	December 29	December 29	December 31
	2003	2002(1)	2001	2000	1999

Net revenues	$70,545,154	$57,230,128	$48,796,110	$56,114,832	$47,476,764
Total operating costs and expenses	68,645,516	61,713,300	56,995,460	59,696,818	52,010,728

Income (loss) from operations	1,899,638	(4,483,172)	(8,199,350)	(3,581,986)	(4,533,964)
Non-operating income (expense):
Interest income	20,836	114,152	222,349	294,132	210,104
Interest expense (including approximately $517,000, $0, $0, $0, $0 of non-cash debt discount amortization)	(2,828,327)	(1,722,467)	(652,530)	(28,723)	(27,713)
Other expense	—	(523)	—	—	—

Loss before minority interest and equity in loss of affiliated company	(907,853)	(6,092,010)	(8,629,531)	(3,316,577)	(4,351,573)
Minority Interest	—	—	—	—	347,677
Equity in loss of affiliated company	—	(630,801)	—	—	—

Loss from continuing operations	(907,853)	(6,722,811)	(8,629,531)	(3,316,577)	(4,003,896)
Discontinued operations	(201,536)	(157,658)	—	—	—
Dividends on preferred stock	(626,956)	(696,541)	(812,205)	(1,346,872)	(821,387)

Net loss applicable to common stockholders	$(1,736,345)	$(7,577,010)	$(9,441,736)	$(4,663,449)	$(4,825,283)

Loss per common share
Basic and diluted, loss from continuing operations, including dividends on preferred stock	$(.05)	$(0.33)	$(0.72)	$(0.39)	$(0.45)

Basic and diluted, net loss applicable to common stockholders	$(.06)	$(0.34)	$(0.72)	$(0.39)	$(0.45)

Weighted average number of common shares outstanding	30,424,262	22,534,393	13,120,137	11,834,388	10,775,006

Cash dividends per common share	None	None	None	None	None

(1)	As discussed in Note 5 to the Consolidated Financial Statements, effective June 30, 2002, the Company completed its business combination with Helix.

BALANCE SHEET DATA:

	As of

	December 27	December 28	December 29	December 29	December 31
	2003	2002(1)	2001	2000	1999

Total assets	$66,183,350	$64,996,870	$21,341,522	$21,872,123	$21,377,110
Working capital (deficit)	(2,330,035)	(10,231,372)	(738,562)	2,350,832	938,815
Long-term debt, net of current portion	20,579,977	22,082,389(2)	8,750,999	175,887	322,332
Convertible subordinated notes, net of debt discount of $7,423,596	76,404	—	—	—	—
Mandatorily redeemable convertible preferred stock	4,600,107	—	—	—	—

(1)	As discussed in Note 5 to the Consolidated Financial Statements, effective June 30, 2002, the Company completed its business combination with Helix.

(2)	Includes $110,890 of long-term debt of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

      On July 11, 2002, the Company completed its acquisition of Helix. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Provinces of Ontario and Quebec. The transaction was effective for financial reporting purposes on June 30, 2002, the first day of the Company’s third quarter of 2002. In connection with the completion of the Helix combination, on July 8, 2002 the Company changed its name from HEARx Ltd. to HearUSA, Inc.. The Company’s common stock continues to trade on the American Stock Exchange under the symbol “EAR”. The exchangeable shares of HEARx Canada, Inc., the Company’s Canadian subsidiary, trade on the Toronto Stock Exchange under the symbol “HUX”.

      On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, previously acquired as part of the Helix combination. The results of the Quebec operations have been excluded from results of operations and are classified as discontinued operations in the accompanying financial statements.

      As a result of the combination with Helix and following the divestiture of the Quebec subsidiaries, the Company now has a network of 156 company-owned hearing care centers in the states of Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Wisconsin, Minnesota, Missouri, Washington and California and the Province of Ontario, Canada. The Company now has a network of approximately 1,400 credentialed audiology providers that participate in hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states.

      The Company intends, as its long-term goal, to establish a nationwide network of centers and network providers. During 2003, the Company completed its integration of the Helix centers and capitalized on synergies resulting from the combination with Helix to reduce its cost structure and improve its profitability. In 2004, the Company will focus on improving its revenue per transaction and other key performance indicators, such as its conversion, return and binaural rate, while maintaining the same volume of transactions in its centers. The Company will also focus on entering more national managed care contracts in order to increase its network revenues.

CRITICAL ACCOUNTING POLICIES

      Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Goodwill

      The majority of the Company’s goodwill resulted from the combination with Helix. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2002 and 2003, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

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

      When the actual utilization of the benefit by the member population exceeds the amount received on a per-capita basis (over utilization), the excess is recorded as accounts receivable on the balance sheet. Usually, the hearing benefit is structured in a way that the member can use it only once every three years. In these circumstances, historical data shows that the benefit will generally be over utilized the first year, appropriately utilized the second year and under utilized the third year. The Company estimates an allowance to reduce the accounts receivable from over utilization to a level equivalent to the estimated future under utilization during the remaining term of the benefit.

Allowance for doubtful accounts

      Certain of the accounts receivable of the Company are from health insurance and managed care organizations and government agencies. These organizations could take up to nine months before paying a claim made by the Company and also impose a limit on the time the claim can be billed. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable.

      In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per ageing categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and ageing categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $30,000.

Sales returns

      The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer if the return is made within 90 days from the time of delivery to the hearing center.

RESULTS OF OPERATIONS

2003 Compared to 2002

      Net revenues in 2003 increased approximately $13.3 million, or 23.3%. This increase in revenues is mainly attributable to the revenues of the centers acquired in the Helix acquisition in July 2002 of approximately $10.6 million for the first six months of 2003, which were not included in the first six months of 2002. Excluding the Helix’s revenues for the first six months of 2003, the Company’s revenues increased approximately $2.7 million or 4.8%, of which approximately $382,000 is related to a change in the average Canadian exchange rate from 2002 to 2003. The remaining increase of approximately $2.4 million is mainly due to an increase of approximately 8.8% in hearing aids sold in the U.S. centers representing approximately $4.2 million in incremental revenues, offset by a decrease in the average selling price of approximately 4.3% representing approximately a $2.3 million decrease in revenues. The reduction in average selling price is mainly attributable to a different mix of promotions in 2003 compared to 2002.

      Cost of products sold in 2003 increased approximately $3.7 million, or 22.3%. The increase is the direct result of inclusion of cost of products sold at the former Helix centers of approximately $2.9 million for the first six months of 2003, which was not included in the comparable period of 2002. Excluding the Helix cost of product sold for the first six months of 2003, cost of products sold increased by approximately $740,000, or 4.5%, of which approximately $153,000 is attributable to a change in the average Canadian exchange rate from 2002 to 2003. The remaining increase of approximately $587,000 is the direct result of the increase in the number of hearing aids sold, offset by a reduction from improved product pricing the Company received as a result of the former Helix centers selling more Siemens’ products during the last six months of 2003 as compared to the same period in 2002. Included in the cost of products sold are preferred pricing reductions of approximately $3.9 million and $3.8 million for 2003 and 2002, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the credit agreement, against the principal and interest payments due on Tranches A, B and C. The cost of products sold as a percent of net revenues was 28.5% and 28.7% for 2003 and 2002, respectively.

      Center operating expenses increased approximately $3.5 million, or 11.0%, in 2003. This increase is related to inclusion of operating expenses for the former Helix centers of approximately $5.0 million for the first six months of 2003, which were not included in the comparable period of 2002. HearUSA center operating expenses, excluding the former Helix centers for the first six months, decreased approximately $1.5 million or 4.7%, in 2003 compared to 2002, offset by a small increase due to the change in the average Canadian exchange rate. This decrease is attributable to the cost reduction and control program the Company first implemented in May 2001 and maintained throughout 2002 and 2003. In particular, the Company continued to reduce its marketing programs, reducing center advertising expense to approximately $4.2 million, or 7.1% of revenue, excluding the former Helix centers’ expenses for the first six months of 2003, in 2003, down from approximately $5.2 million or 9.1% in 2002. In addition, center wage expense and regional office costs also decreased approximately $156,000 or 1.0%, and approximately $325,000 or 17.9%, respectively.

      General and administrative expenses decreased approximately $714,000, or 6.4%, in 2003, net of an increase of approximately $30,000 due to the change in the average Canadian exchange rate. This decrease is mainly attributable to the completion of the integration of the Helix corporate overhead within the Company’s structure, at the end of 2002 and beginning of 2003, resulting in reduction of expenses of approximately $281,000 in 2003 as compared to 2002 and severance expense recorded at the end of 2002 in the amount of approximately $335,000, compared to no severance recorded at the end of 2003.

      Depreciation and amortization expense increased $495,000 or 19.6% in 2003. This increase is related to the former Helix depreciation and amortization expense for the first six months of 2003, which was not included in the comparable period of 2002, and additional amortization of certain intangible assets acquired in the combination, which were being amortized for twelve months in 2003 compared to only six months in 2002. These increases in depreciation and amortization were offset by decreases due to property and equipment being fully depreciated.

      Interest income decreased $93,000, or 81.8%, in 2003. This decrease is primarily attributable to the decline in the average daily balance of cash and investments prior to the receipt of proceeds of the $7.5 million financing in December 2003.

      Interest expense increased $1.1 million or 64.2% in 2003, of which $517,000 is non-cash as explained below. This increase is attributable to Helix interest expense of approximately $289,000 for the first six months of 2003, which was not included in the comparable period of 2002, approximately $277,000 in interest on the credit facility with Siemens due to the issuance of Tranche E in March 2003, approximately $627,000 of interest on the $2 million financing done on October 3, 2003, and approximately $119,000 of interest on the $7.5 million financing done December 19, 2003. These increases were offset by a decrease of approximately $170,000 in interest on existing balances due to repayments of principal during 2003.

      The non-cash $517,000 charge included in the interest expense in 2003 is the amortization of the debt discount resulting from the proceeds allocated to the warrants to purchase 800,000 shares of the Company’s common stock issued with the $2 million financing in October 2003 of approximately $429,000 based on relative fair values, and approximately $88,000 of amortization of debt discount resulting from the intrinsic value of the beneficial conversion option, and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003 (see Note 7 of the Notes to the Consolidated Financial Statements, included herein). These non-cash charges do not have any impact on the liquidity and working capital of the Company.

2002 Compared to 2001

      Net revenues increased $8.4 million, or 17.3%, in 2002. The increase in revenues is related to Helix revenues of approximately $11.0 million for 2002. HearUSA net revenues, excluding Helix, for 2002, decreased $2.6 million, from $48.8 million in 2001 to $46.2 million in 2002. This decrease is primarily the result of the economic downturn. Management believes that continuing economic uncertainties during 2002 were causing the Company’s primary market, the nation’s elderly population, to reduce discretionary spending.

      Cost of products sold increased $1.0 million, or 6.5%, in 2002. The increase in cost of products sold is related to Helix cost of products sold of approximately $3.4 million for 2002. HearUSA cost of products sold, excluding Helix, decreased $2.4 million in 2002 to $13.0 million in 2002 from $15.4 million in 2001. This decrease in cost of goods sold is primarily the result of the increase in preferred pricing reductions of approximately $2.1 million from $1.7 million in 2001 to $3.8 million in 2002 from Siemens for achieving certain sales levels pursuant to the supply agreement with the Company, which are accounted for as a reduction of cost of products sold for financial reporting purposes, offset by an increase in the non-hearing aid cost of goods sold, such as repairs, batteries and assistive listening devices. The preferred pricing reductions were applied by the Company, pursuant to the credit agreement, against the principal and interest payments due on Tranches A, B and C. The cost of products sold as a percent of net revenues, was 28.7% and 31.6% for 2002 and 2001, respectively.

      Center operating expenses increased $2.9 million, or 9.9%, in 2002. This increase is related to Helix center operating expenses of approximately $5.5 million for 2002. HearUSA center operating expenses, excluding Helix, decreased approximately $2.6 million in 2002 from approximately $28.7 million in 2001 to approximately $26.1 million in 2002. This decrease is attributable to the cost reduction and control program the Company first implemented in May 2001 and maintained throughout 2002. The Company reduced its marketing programs, reducing center advertising expense to $4.7 million, or 8.2% of net revenues, in 2002 down from $6.0 million, or 12.3% in 2001. In addition, center wages expenses and regional office costs also decreased approximately $623,000 or 4.7%, and $579,000 or 26.7%, respectively, to $12.7 million and $1.6 million, respectively, in 2002, from $13.3 million and $2.2 million, respectively, in 2001. Finally, a $78,000 write off of leasehold improvements due to a center relocation occurred in 2001.

      General and administrative expenses increased $744,000 or 7.1%, in 2002. This increase is related to Helix’s corporate general and administration expense of approximately $512,000 in 2002. HearUSA general and administrative expenses, excluding Helix, increased $232,000 in 2002. This increase is attributable to an increase of $226,000 in telephone expenses due to the full implementation of the call center in the fourth quarter of 2001, approximately $139,000 loss on the disposition of equipment, and an increase of approximately $347,000 in professional fees. This was offset by the Company’s cost reduction program. The Company reduced its marketing programs, reducing corporate advertising $382,000 to $405,000 in 2002 compared with $787,000 in 2001. Shareholder relations expense decreased $179,000 or 44.8%, to $220,000 in 2002 from $398,000 in 2001. This decrease is primarily the result of the Company’s retention of an investment banking firm beginning in December 2000 through August 2001 to render services with respect to financial consulting and public relations. No such fees were incurred in 2002.

      Depreciation and amortization expense increased $112,000, or 4.7%, in 2002. HearUSA depreciation and amortization expenses, excluding Helix, decreased $376,000 to $2.0 million for 2002 from $2.4 million in 2001, which was primarily the result of certain equipment becoming fully depreciated during 2002. This decrease was offset by Helix’s depreciation and amortization expense of approximately $375,000 for 2002, and additional amortization of approximately $112,000 of certain intangible assets acquired in the combination.

      Interest income decreased $108,000 or 48.7%, to $114,000 in 2002 from $222,000 in 2001. This decrease is attributable to the decline in average interest rates earned primarily on cash and cash equivalents. Interest expense increased $1.1 million to $1.7 million in 2002 from $653,000 in 2001. This increase is primarily attributable to the addition of interest on the line of credit with Siemens, beginning in December 2001.

LIQUIDITY AND CAPITAL RESOURCES

      On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At December 27, 2003, $5,889,000, $83,000, $2,100,000, $13,000,000 and $3,500,000, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of December 27, 2003, approximately $24,900,000 is available to the Company for acquisitions under Tranche B of the credit facility.

      The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens. During

2003, 2002 and 2001, approximately $3.9 million, $3.8 million and $1.7 million, respectively, of earned preferred pricing reductions were recorded as a reduction of cost of products sold, and $1.0 million, $1.3 million and $390,000, respectively, of interest and $2.9 million, $3.1 million and $0 of principal, respectively, were repaid through such preferred pricing reductions. (See Note 6, Notes to Consolidated Financial Statements.) The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. The total of such payments in 2004 is estimated to be approximately $2.2 million, of which approximately $1.3 million is included as a current maturity of Tranche D and approximately $910,000 as a current maturity of Tranche E, based on approval by Siemens of the application of the payments.

      The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the occurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of December 27, 2003, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

      During 2003, working capital increased $7.9 million to a negative $2.3 million as of December 27, 2003 from a negative $10.2 million as of December 28, 2002. This is mainly the result of the additional $3.5 million financing the Company received from Siemens in March 2003 and the $7.5 million of new convertible subordinated notes issued in December 2003, offset by an increase of $2.4 million of current maturities of long-term debt mainly related to the current portion of the Siemens Tranches D and E. The working capital of negative $2.3 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranche A, B and C, which may be repaid through preferred pricing reductions. In 2003, the Company generated income from operations of approximately $1.9 million compared to a loss of $4.5 million in 2002 and cash and cash equivalents as of December 27, 2003 was approximately $6.7 million.

      The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company might consider short term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

      Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 27, 2003.

Payments Due by Period

Contractual		Less than 1			More than
Obligations	Total	Year	1 – 3 Years	4 – 5 Years	5 Years

Long-term debt(1)	$27,016,000	$6,436,000	$7,014,000	$13,566,000	$—
Interest to be paid on long- term debt(2)	4,390,000	1,106,000	1,010,000	2,274,000	—
Operating leases	15,900,000	5,668,000	7,392,000	2,493,000	347,000
Convertible subordinated notes(3)	7,500,000	—	2,500,000	5,000,000	—
Interest to be paid on convertible subordinated notes(3)	2,635,000	869,000	1,350,000	416,000	—
Mandatorily redeemable convertible preferred stock and redemption premiums(4)	4,928,000	—	4,928,000	—	—
Premiums to be paid on mandatorily redeemable convertible preferred stock	2,056,000	1,004,000	1,052,000	—	—
Purchase obligations	1,921,000	769,000	1,152,000	—	—

Total contractual cash obligations	$66,346,000	$15,852,000	$26,398,000	$23,749,000	$347,000

(1)	Approximately $8.1 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year, $4.9 million in years 1 – 3 and $300,000 in years 4 – 5.

(2)	Interest on long-term debt excludes $1,158,000 of accrued but unpaid interest on Tranche D presented with long-term debt in (1) above. In addition, approximately $1.3 million of interest on Tranches A, B and C can be repaid through preferred pricing reductions from Siemens.

(3)	These notes and corresponding interest can be repaid at the option of the Company in common stock at the time payment becomes due. (See Note 7 — Notes to the Consolidated Financial Statements, included herein.)

(4)	Includes approximately $365,000 of the 8% premium payable upon redemption in December 2006, of which $37,000 has been accreted as of December 27, 2003.

      Also, the Company expects using a range of $150,000 to $700,000 in cash in 2004 to replace existing computers and equipment as well as for center relocations upon lease expirations.

2003 Compared to 2002

      The Company used approximately $4.8 million of cash in operating activities in 2003 compared approximately $1.8 million in 2002. This decrease is primarily the result of an increase in accounts receivable, inventories and prepaid expenses and other of approximately $750,000 in 2003, compared to a decrease of approximately $1.5 million in 2002, and a decrease in accounts payable and accrued expenses and accrued salaries and other compensation of approximately $4.9 million, compared to an increase of $2.1 million in 2002, offset by a decrease in net loss from continuing operations of approximately $5.8 million. The decrease in accounts payable and accrued expenses mainly is attributable to the payment of approximately $3.8 million of additional Siemens trade payables during 2003, in order to comply with the original terms of the supply agreement.

      In 2003, the Company generated approximately $1.4 million of cash from investing activities compared to cash used of approximately $12.8 million in 2002. The cash provided by investing activities in 2003 is mainly attributable to the proceeds from the sale of discontinued operations of the Quebec subsidiaries of approximately $1.9 million, offset by cash used for purchase of property and equipment of approximately $260,000 and business acquisitions of approximately $252,000. The change from 2002 is attributed to the cash used in the Helix transactions in that particular year of $8.4 million for issuance of a note receivable and the advance to Helix pre-combination, net of cash acquired of $1.2 million, the purchase of pre-combination investment in Helix of $2.0 million and the cost of the business combination of $1.6 million.

      Net cash provided by financing activities decreased from approximately $11.6 million in 2002 to approximately $7.8 million in 2003. The cash generated by financing activities in 2003 is attributable to the $3.5 million financing from Siemens in March of 2003, the $7.0 million received in connection with the $7.5 million financing done in December of 2003 ($500,000 of this financing was received in January of 2004) and the $2.0 million financing in October of 2003, offset by repayments of principal on long-term debt of approximately $1.2 million, repayment of the October 2003 $2.0 million financing, payment of dividends on preferred stock of approximately $1.1 million, and issuance costs of the financing of approximately $266,000. The decrease of cash provided by financing activities over 2002 is primarily attributable to lower proceeds from issuance of long-term debt and capital stock. During 2003 and 2002, $2.9 million and $3.1 million, respectively, of preferred pricing reductions were applied against principal payments due on Tranches A, B and C. These payments, being non-cash, were not presented as principal repayments on long-term debt in the consolidated statements of cash flows.

2002 Compared to 2001

      Net cash used by operating activities decreased from $5.0 million in 2001, to $1.8 million in 2002. The decrease in net cash used in operating activities was primarily the result of a decrease in net loss from continuing operations between periods of approximately $1.9 million, a net decrease in the change in accounts receivable, inventories and prepaid expenses of approximately $167,000 and an increase in the change in accounts payable and accrued expenses and accrued salaries and other compensation of the periods of approximately $2.8 million.

      Net cash used by investing activities increased from $2.5 million in 2001, to $12.8 million in 2002. In 2002, purchases of investment securities in excess of proceeds were approximately $285,000 compared to proceeds from investment securities in excess of purchases of maturities of investments of approximately $843,000 in 2001. Purchases of property and equipment decreased approximately $1.2 million. Cash used to fund a note receivable and advances to Helix prior to the combination as of June 30, 2002 totaled approximately $8.4 million, net of cash acquired in the combination with Helix of approximately $1.2 million. Cash used to purchase a common stock investment in Helix prior to the combination totaled $2.0 million. Costs incurred for the Helix acquisition during 2002 were approximately $1.6 million, compared to approximately $977,000 in 2001.

      Net cash provided by financing activities increased from $8.8 million in 2001 to $11.6 million in 2002. This increase is primarily the result of the net proceeds of $13.0 million from the Siemens Tranche D Loan and $1.5 million from the 2002 private placement of common stock, offset by approximately $1.8 million in repayments of long-term debt and approximately $1.0 million of preferred stock dividends paid in cash, compared to net proceeds of the $7.5 million Siemens Tranche A Loan received in 2001. During 2002 and 2001, $3.1 million and $0, respectively, of preferred pricing reductions were applied against principal payments due on Tranches A, B and C. These payments, being non-cash, were not presented as principal payments on long-term debt in the consolidated statements of cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. As of the Company’s adoption of SFAS No. 146 on January 1, 2003 all exit and disposal activities are accounted for and disclosed in accordance with SFAS No. 146.

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

      In January 2003, the FASB issued FASB Interpretation No. 46,” Consolidation of Variable Interest Entities” (“FIN 46”), which provided guidance on how to identify variable interest entities (“VIEs”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of VIEs need to be included in a company’s consolidated financial statements. FIN 46 was applicable to VIE’s created after January 31, 2003. In the original provisions of FIN 46, VIE’s created prior to February 1, 2003, were to be consolidated effective December 31, 2003. Disclosures were required currently if the Company expects to consolidate any VIE’s. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 to FIN 46R. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. FIN 46R did not have a material effect on the Company’s consolidated financial statements.

      Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables”, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the undeliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement did not have a material effect on its consolidated results of operations or financial position.

Forward Looking Statements

      This Annual Report on Form 10-K and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company does not engage in derivative transactions. The Company does become exposed to foreign currencies as a result of its operations in Canada, and the Company is not hedging such exposure. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt and convertible subordinated notes. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

Long-Term Debt and Convertible Subordinated Notes

		Fixed Rate

		Yr 1 – 2
	Variable	11%
	Rate	Yr 3 – 5 8%
	Prime Rate	due			10% note
	+1% note due	November	10% notes	10% notes	due Dec 1,	Other
	April 2007	2008	due 2008	due 2007	2006	notes	Total

As of December 27, 2003
Estimated cash inflow (outflow) by fiscal year of principal maturity
2004	(1,309,000)	—	(1,465,000)	(621,000)	(2,300,000)	(741,000)	(6,436,000)
2005	—	—	(807,000)	(621,000)	(2,300,000)	(420,000)	(4,148,000)
2006	—	(2,500,000)	(892,000)	(621,000)	(1,300,000)	(53,000)	(5,366,000)
2007	(12,849,000)	(2,500,000)	(336,000)	(320,000)	—	(61,000)	(16,066,000)
2008	—	(2,500,000)	—	—	—	—	(2,500,000)

Total	(14,158,000)	(7,500,000)	(3,500,000)	(2,183,000)	(5,900,000)	(1,275,000)	(34,516,000)

Estimated fair value	(14,158,000)	(7,500,000)	(3,500,000)	(2,183,000)	(5,900,000)	(1,275,000)	(34,516,000)

Carrying Value	(14,158,000)	(7,500,000)	(3,500,000)	(2,183,000)	(5,900,000)	(1,275,000)	(34,516,000)

Item 8.     Financial Statements and Supplementary Data

Page

Index to Financial Statements
Financial Statements:
Report of Independent Certified Public Accountants	27
Consolidated Balance Sheets at December 27, 2003 and December 28, 2002	28
Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	29
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	30-31
Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	32-33
Notes to Consolidated Financial Statements	34-63
Financial Statement Schedule:
II Valuation and Qualifying Accounts — For the years ended December 27, 2003 December 28, 2002 and December 29, 2001	64

Report of Independent Certified Public Accountants

Board of Directors
HearUSA, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 27, 2003 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

West Palm Beach, Florida
March 12, 2004

HearUSA, Inc.

Consolidated Balance Sheets

	December 27,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,714,881	$2,410,023
Investment securities (Note 2)	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $490,881 and $578,323	6,539,149	5,963,677
Inventories	979,092	945,743
Prepaid expenses and other	1,115,393	889,197
Assets of discontinued operations (Note 18)	—	1,472,849

Total current assets	15,783,515	12,116,489
Property and equipment, net (Notes 3 & 6)	4,969,265	6,921,795
Goodwill (Notes 4 and 5)	33,222,779	32,613,726
Intangibles assets, net (Note 4 and 5)	11,577,097	11,813,209
Deposits and other	630,694	398,697
Other assets of discontinued operations (Note 18)	—	1,132,954

	$66,183,350	$64,996,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,750,234	$9,675,004
Accrued expenses	2,492,094	4,665,547
Accrued salaries and other compensation	1,706,252	1,868,772
Current maturities of long-term debt (Note 6)	6,436,271	4,017,007
Dividends payable (Notes 8, 9C and 9E)	728,699	1,215,167
Liabilities for discontinued operations (Note 18)	—	906,364

Total current liabilities	18,113,550	22,347,861

Long-term debt (Note 6)	20,579,977	21,971,499
Long-term debt of discontinued operations (Note 18)	—	110,890

Commitments and contingencies (Notes 3,6,7,8,10 and 14)	—	—
Convertible subordinated notes, net of debt discount of $7,423,596 (Note 7)	76,404	—
Mandatorily redeemable convertible preferred stock (Note 8)	4,600,107	—
Stockholders’ equity:
Preferred stock:
(Aggregate liquidation preference $2,330,000 and $8,108,167) $1 par, 5,000,000 shares authorized (Note 9)
Series H Junior Participating (0 shares outstanding)	—	—
Series J (233 shares outstanding)	233	233
1998 Convertible (0 & 4,563 shares outstanding)	—	4,563

Total preferred stock	233	4,796
Common stock: $.10 par; 50,000,000 shares authorized; 29,528,432 and 24,457,055 shares issued (Notes 4, 5, 7, 8, 9 and 10)	2,952,845	2,445,705
Stock subscription (Note 9B)	(412,500)	(412,500)
Additional paid-in capital	120,226,050	117,314,681
Accumulated deficit	(98,501,791)	(96,765,446)
Accumulated other comprehensive income	1,033,616	462,825
Treasury stock, at cost: 523,662 & 518,660 common shares	(2,485,141)	(2,483,441)

Total stockholders’ equity	22,813,312	20,566,620

	$66,183,350	$64,996,870

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Operations

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Net revenues	$70,545,154	$57,230,128	$48,796,110

Operating costs and expenses:
Cost of products sold	20,097,594	16,428,569	15,421,587
Center operating expenses	35,059,925	31,577,182	28,722,667
General and administrative expenses	10,470,717	11,185,160	10,441,046
Depreciation and amortization	3,017,280	2,522,389	2,410,160

Total operating costs and expenses	68,645,516	61,713,300	56,995,460

Income (loss) from operations	1,899,638	(4,483,172)	(8,199,350)
Non-operating income (expense):
Interest income	20,836	114,152	222,349
Interest expense (including approximately $517,000, $0, and $0 of non-cash debt discount amortization)	(2,828,327)	(1,722,467)	(652,530)
Other expense	—	(523)	—

Loss before equity in loss of affiliated company	(907,853)	(6,092,010)	(8,629,531)
Equity in loss of affiliated company	—	(630,801)	—

Loss from continuing operations	(907,853)	(6,722,811)	(8,629,531)
Discontinued operations (Note 18):
Loss from discontinued operations (including loss on disposal of $105,296, $0 and $0)	(201,536)	(157,658)	—

Net loss	(1,109,389)	(6,880,469)	(8,629,531)
Dividends on preferred stock (Notes 8, 9C and 9E)	(626,956)	(696,541)	(812,205)

Loss applicable to common stockholders	$(1,736,345)	$(7,577,010)	$(9,441,736)

Loss from continuing operations, including dividends on preferred stock, per common share — basic and diluted	$(.05)	$(.33)	$(.72)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(.06)	$(.34)	$(.72)

Weighted average number of shares of common stock outstanding (Notes 1, 9 and 10)	30,424,262	22,524,393	13,120,137

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended		Year Ended		Year Ended
	December 27, 2003		December 28, 2002		December 29, 2001

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Stock:
Balance, beginning of year	4,796	$4,796	5,010	$5,010	6,015	$6,015
Exchange/redemption of preferred stock	(4,563)	(4,563)	(214)	(214)	(285)	(285)
Conversion of preferred stock	—	—	—	—	(720)	(720)

Balance, end of year	233	$233	4,796	$4,796	5,010	$5,010

Common Stock:
Balance, beginning of year	24,457,055	$2,445,705	14,559,403	$1,455,940	12,364,139	$1,236,414
Exchange/redemption of preferred stock	—	—	136,018	13,602	606,710	60,671
Conversion of preferred stock	—	—	—	—	1,388,519	138,852
Exercise of employee stock options	2	2	—	—	35	3
Stock subscription	—	—	—	—	200,000	20,000
Settlement of liability with common stock	—	—	141,480	14,148	—	—
Issuance of common stock	—	—	1,500,000	150,000	—	—
Issuance of common stock for exchangeable shares	5,071,375	507,138	—	—	—	—
Issuance common stock- Helix combination			8,120,154	812,015	—	—

Balance, end of year	29,528,432	$2,952,845	24,457,055	$2,445,705	14,559,403	$1,455,940

Treasury Stock:
Balance, beginning of year	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)
Purchase of treasury stock	(5,002)	(1,700)	—	—	—	—

Balance, end of year	(523,662)	$(2,485,141)	(518,660)	$(2,483,441)	(518,660)	$(2,483,441)

Stock Subscription:
Balance, beginning of year		$(412,500)		$(412,500)		$—
Stock Subscription		—		—		(412,500)

Balance, End of Year		$(412,500)		$(412,500)		$(412,500)

Additional Paid-in Capital:
Balance, beginning of year		$117,314,681		$91,438,475		$92,695,792
Exchange/redemption of preferred stock, including issuance costs		(4,759,324)		(277,388)		(1,707,930)
Value of warrants and beneficial conversion feature issued with convertible subordinated notes payable		7,708,229		—		—
Value of warrants issued with debt		429,339		—		—
Conversion of preferred stock		—		—		58,046
Stock subscription		—		—		392,500
Exercise of employee stock options		13		—		67
Issuance of common stock for exchangeable shares		(507,138)		—		—
Proceeds on Board of Directors stock		40,250		—		—
Settlement of liability with common stock		—		65,081		—
Issuance common stock — Helix combination		—		24,317,835		—
Fair values of options and warrants — Helix combination		—		380,428		—
Compensation expense		—		40,250		—
Issuance of common stock		—		1,350,000		—

Balance, end of year		$120,226,050		$117,314,681		$91,438,475

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended

	December 27, 2003	December 28, 2002	December 29, 2001

	Amount	Amount	Amount

Accumulated Deficit:
Balance, beginning of year	$(96,765,446)	$(89,188,436)	$(79,746,700)
Net loss for the year	(1,109,389)	(6,880,469)	(8,629,531)
Preferred stock dividends	(626,956)	(696,541)	(812,205)

Balance, end of year	$(98,501,791)	$(96,765,446)	$(89,188,436)

Accumulated Other Comprehensive Income:
Balance, beginning of year	$462,825	$—	$—
Foreign currency translation adjustment	570,791	462,825	—

Balance, end of year	$1,033,616	$462,825	$—

Comprehensive Income (Loss):
Net loss for the year	$(1,109,389)	$(6,880,469)	$(8,629,531)
Other comprehensive income (loss)	570,791	462,825	—

Comprehensive loss	$(538,598)	$(6,417,644)	$(8,629,531)

See notes to accompanying consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Cash Flows

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(1,109,389)	$(6,880,469)	$(8,629,531)
Loss from discontinued operations	(201,536)	(157,658)	—

Loss from continuing operations	(907,853)	(6,722,811)	(8,629,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,017,280	2,522,389	2,410,160
Provision for doubtful accounts	801,303	796,523	125,206
Debt discount amortization	516,992	—	—
Principal payments on long-term debt made through preferred pricing reductions	(2,920,804)	(3,100,004)	—
Interest on Siemens Tranche D	710,027	447,499
Loss on disposition of equipment	648	178,369	105,127
Equity loss in affiliated company	—	630,801	—
Compensation expense from the issuance of capital stock	—	40,250	—
(Increase) decrease in:
Accounts and notes receivable	(842,031)	1,015,235	1,643,800
Inventories	(33,531)	281,146	(4,180)
Prepaid expenses and other	125,874	211,272	35,005
Increase (decrease) in:
Accounts payable and accrued expenses	(4,761,611)	862,123	(506,371)
Accrued salaries and other compensation	(123,107)	1,234,601	(180,223)

Net cash used in operating activities	(4,416,813)	(1,602,607)	(5,001,007)
Net cash used in discontinued operations	(415,788)	(198,346)	—

Net cash used in operating activities	(4,832,601)	(1,800,953)	(5,001,007)

Cash flows from investing activities:
Purchase of property and equipment	(259,683)	(480,647)	(1,640,464)
Capital expenditures from discontinued operations	(8,196)	—	—
Proceeds from sale of discontinued operations	1,880,244	—	—
Proceeds from sale of equipment	—	—	600
Business acquisitions	(251,533)	(113,685)	—
Purchase of investments	—	(5,542,524)	(10,129,206)
Proceeds from maturities of investments	—	5,257,524	10,972,430
Issuance of note receivable and advance to Helix pre-combination net of cash acquired of $1,162,803	—	(8,384,122)	(700,000)
Purchase of pre-combination investment in Helix	—	(2,000,000)	—
Cost of business combination	—	(1,570,683)	(976,682)

Net cash provided by (used in) investing activities	1,360,832	(12,834,137)	(2,473,322)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,500,000	13,227,095	11,790,434
Proceeds from convertible notes, net of issuing costs $266,000	8,734,000	—	—
Payments on long-term debt from discontinued operations	(29,822)	(26,473)	—
Principal payments on long-term debt	(1,160,696)	(1,826,839)	(875,396)
Principal payments on convertible subordinated notes	(2,000,000)	—	—
Acquisition of treasury stock	(1,700)	—	—
Exchange & redemption of capital stock	(200,877)	(264,000)	(2,129,584)
Proceeds from exercise of employee stock options	15	—	70
Proceeds from Board of Director sale of stock	40,250	—	—
Proceeds from issuance of capital stock, net of offering costs	—	1,500,000	—
Dividends on preferred stock	(1,076,317)	(1,002,427)	—

Net cash provided by financing activities	7,804,853	11,607,356	8,785,524

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Consolidated Statements of Cash Flows

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Effects of exchange rate changes on cash	$(28,226)	$(123,851)	$—

Net increase (decrease) in cash and cash equivalents	4,304,858	(3,151,585)	1,311,195
Cash and cash equivalents at beginning of year	2,410,023	5,561,608	4,250,413

Cash and cash equivalents at end of year	$6,714,881	$2,410,023	$5,561,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$424,337	$81,252	$414,516

Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividend paid upon conversion in kind by issuance of additional common stock	$—	$69,973	$196,178
Preferred stock dividend paid through exchange/redemption by issuance of new preferred and common stock	—	—	451,093
Issuance of note payable and assumption of accounts payable in exchange business acquisitions	100,492	225,000	—
Issuance of capital lease in exchange for property and equipment	401,883	290,434	—
See Note 5 for impact of Helix combination

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Notes to Consolidated Financial Statements

1.     Description of the Company and Summary of Significant Accounting Policies

The Company

      HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of centers to serve the needs of the hearing impaired. As of December 27, 2003, the Company has a network of 156 company-owned hearing care centers (The “centers”) in 11 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers (The “network providers” or the “network”) that participate in selected hearing benefit programs contracted by the company with employer groups, health insurers and benefit sponsors in 49 States. The centers and the network providers provide audiological products and services for the hearing impaired.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Goodwill and other intangible assets

      Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective in 2002 goodwill amortization ceased and is subject to impairment assessments. A fair-value-based test is applied at the reporting unit level. This test requires various judgments and estimates. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2002 and 2003, and each of these tests indicated no impairment. Other intangible assets include finite lived intangible assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and tradenames, which are not amortized.

Pre-opening costs

      The costs associated with the opening of new centers are expensed as incurred.

Long-lived assets – impairments and disposals

      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 27, 2003 and December 28, 2002, no long-lived assets were held for disposal.

Convertible Instruments, Warrants, Amortization of Warrant and Fair Value Determination

      In 2003 the Company issued debt instruments which are convertible into its common stock and include the issuance of warrants. These financing transactions are recorded in accordance with Emerging Issues Task Force Issue No.’s 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the beneficial conversion feature embedded in the convertible instrument and the value allocated to the related warrants based upon a relative fair value allocation of the proceeds of the instrument is recognized on the balance sheet as debt discount. The debt discount is amortized as interest expense over the life of the respective debt instrument.

Advertising Costs

      Costs for newspaper, television, and other media advertising are expensed as incurred and were $4,797,000, $5,596,000 and $6,781,000 in 2003, 2002, and 2001, respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Foreign Currency Translation

      The consolidated financial statements for the Company’s Canadian subsidiaries are translated into U.S. dollars at current exchange rates. For assets and liabilities, the year-end rate is used. For revenues, expenses, gains and losses the average rate for the period is used. Unrealized currency adjustments in the Consolidated Balance Sheet are accumulated in stockholders’ equity as a component of accumulated other comprehensive income.

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

      When the actual utilization of the benefit by the member population exceeds the amount received on a per-capita basis (over utilization), the excess is recorded as accounts receivable on the balance sheet. Usually, the hearing benefit is structured in a way that the member can use it only once every three years. In these circumstances, historical data shows that the benefit will generally be over utilized the first year, appropriately utilized the second year and under utilized the third year. The Company estimates an allowance to reduce the accounts receivable from over utilization to a level equivalent to the estimated future under utilization during the remaining term of the benefit.

Income taxes

      Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. A valuation allowance is provided for the amount of deferred tax assets which are not considered more likely than not to be realized.

Net loss per common share

      Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net loss per common share — basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share — diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per common share because the effect of their inclusion would be anti-dilutive.

      Due to the Company’s net losses the following common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of 18,984,654, 12,965,555 and 8,228,413, respectively were excluded from the computation of net loss per common share — diluted at December 27, 2003, December 28, 2002 and December 29, 2001 because they were anti-dilutive. For purposes of computing net loss per common share — basic and diluted, for the years ended December 27, 2003 and December 28, 2002, the weighted average number of shares of common stock outstanding includes the effect of the 1,418,848 and 6,490,223, respectively, exchangeable shares of HEARx Canada, Inc. described in Note 5, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes.

Statements of Cash Flows

      For the purposes of the Statements of Cash Flows, temporary cash investments which have an original maturity of ninety days or less are considered cash equivalents.

Reclassifications

      Certain amounts in the 2002 and 2001 financial statements have been reclassified in order to conform to the 2003 presentation.

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

Stock-based compensation

      The Company has granted stock options to employees and directors under stock option plans that are more fully described in Note 10. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost has been reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	2003	2002	2001

Net Loss applicable to Common Stockholders
As reported	$(1,736,345)	$(7,577,010)	$(9,441,736)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(447,000)	(394,990)	(758,264)

Pro forma	(2,183,345)	(7,972,000)	(10,200,000)

Loss per share – basic and diluted
As reported	$(.06)	$(0.34)	$(0.72)

Pro forma	$(.07)	$(0.35)	$(0.78)

      For purposes of the above disclosure, the determination of the fair value of stock options granted in 2003, 2002 and 2001 was based on the following: (i) a risk free interest rate of 2.90%, 3.29% and 4.66% respectively; (ii) expected option lives ranging from 5 to 9 years; (iii) expected volatility in the market price of the Company’s common stock of 98%, 95% and 93% respectively; and (iv) no dividends on the underlying common stock.

2.     Investment Securities

      Investment securities available for sale consist of the following:

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains/(Losses)	Value

December 27, 2003
Certificates of Deposit	$435,000	$—	$435,000

December 28, 2002
Certificates of Deposit	$435,000	$—	$435,000

      At December 27, 2003, certificates of deposit of $150,000 with contractual maturities of one year, and a certificate of deposit of $285,000 with a contractual maturity of one month, were pledged as collateral to a financial institution for automated clearing house exposure.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

3.     Property and Equipment and Leases

      Property and equipment consists of the following:

	Range of	December 27,	December 28,
	Useful Lives	2003	2002

Equipment, furniture and fixtures	5-10 years	$11,308,356	$11,083,590
Leasehold Improvements	5-10 years	7,543,354	7,117,479
Computer systems	3 years	4,546,162	5,036,726
Leasehold improvements in progress	N/A	108,210	214,171

		23,506,082	23,451,966
Less accumulated depreciation and amortization		18,536,817	16,530,171

		$4,969,265	$6,921,795

      Approximate future minimum rental commitments under operating leases are as follows: $5,668,000 in 2004; $4,756,000 in 2005; $2,636,000 in 2006; $1,462,000 in 2007; $1,031,000 in 2008 and $347,000 thereafter. These leases are primarily for hearing centers and are located in retail shopping areas.

      Equipment and building rent expense for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 was $6,237,000, $5,351,000 and $3,759,000, respectively.

4.     Goodwill and Intangible Assets

      A summary of changes in the Company’s goodwill during the years ended December 27, 2003 and December 28, 2002, by business segment are as follows:

	December 28,	Additions &	Currency	December 27,
	2002(a)	Adjustments(a)	Translation	2003

Center	$31,734,000	$140,000	$469,000	$32,343,000
Network	880,000	—	—	880,000

	$32,614,000	$140,000	$469,000	$33,223,000

	December 29,	Additions &	Currency	December 28,
	2001	Adjustments(a)	Translation	2002(a)

Center	$59,000	$31,675,000	$—	$31,734,000
Network	—	880,000	—	880,000

	$59,000	$32,555,000	$—	$32,614,000

a)	At December 28, 2002 approximately $60,000 of goodwill associated with the Quebec operations was included in other assets of discontinued operations (see Note 18) in the accompanying consolidated balance sheet.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

      As of December 27, 2003 and December 28, 2002, intangible assets consisted of the following:

	December 27,	December 28,
	2003	2002

Amortizable intangible assets:
Patient files and customer lists	$5,560,000	$5,323,000
Accumulated amortization	(1,227,000)	(710,000)

Amortizable intangible assets, net	4,333,000	4,613,000
Trademark and tradenames	7,244,000	7,200,000

	$11,577,000	$11,813,000

      The Company had a patient file intangible asset of approximately $790,000 relating to the Quebec operations with a net carrying amount of approximately $712,000 (see Note 18) which was included in other assets of discontinued operations in the accompanying consolidated balance sheet as of December 28, 2002. The aggregate amortization expense for the Quebec patient file intangible during 2003 prior to disposition was approximately $42,000. For each year ended December 27, 2003 and December 28, 2002 and December 29, 2001, the aggregate amortization expense for these assets was approximately $457,000 and $240,000 and $115,000, respectively. At December 27, 2003, the estimated amortization expense for the next five fiscal years is approximately: 2004 — $496,000, 2005 — $483,000, 2006 — $465,000, 2007 — $446,000, 2008 — $428,000, and thereafter — $2,015,000.

5.     Business Acquisitions

Helix Acquisition

      On July 27, 2001, the Company and Helix Hearing Care of America Corp. (“Helix”) signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Canadian Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both the Company and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002, and is effective June 30, 2002, the first day of the Company’s third quarter of 2002, for financial reporting purposes.

      The Company acquired all of the issued and outstanding common shares of Helix in exchange for approximately 14,610,000 shares of the Company’s common stock, at a price of $1.72, the market price of the Company’s common stock on the day preceding the public announcement of the definitive agreement. As a result of the closing, the Company issued 8,120,154 shares of the Company’s common stock, 5,071,375 exchangeable shares of HEARx Canada, Inc., which have been exchanged, and 1,418,848 exchangeable shares, which remain issued as of December 27, 2003. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. The exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”. (See Note 9I) In addition, the Company issued options and warrants to purchase approximately 1,730,000 shares of the Company’s common stock to holders of Helix options and warrants in exchange for those options and warrants. The fair value of the Company’s options and warrants issued was approximately $380,000, using fair value assumptions of: no dividends, expected volatility of approximately 95%, risk-free interest rate of approximately 4%, and expected lives ranging from 1 to 6 years. Total costs incurred by the Company in connection with the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

acquisition were approximately $2,547,000. This resulted in a total purchase price of approximately $28,058,000.

      The following table summarizes the fair values of the Helix assets acquired and the liabilities assumed as of June 30, 2002, the first day of the Company’s third quarter, the effective date of the acquisition for financial reporting purposes. These fair values are based on Helix’s balance sheet at June 30, 2002 under US GAAP and translated from Canadian dollars to US dollars at the rate of .6585.

Current assets	$6,481,000
Property and equipment	2,446,000
Intangible assets	11,810,000
Goodwill	29,915,000

Total assets acquired	50,652,000
Current liabilities	(8,591,000)
Long-term debt	(14,003,000)
Total liabilities assumed	(22,594,000)

Net assets acquired	$28,058,000

      Of the $11,810,000 of estimated acquired intangible assets, $7,200,000 was assigned to trademarks and trade names that are not subject to amortization, and $4,610,000 was assigned to patient files, which have a weighted average useful life of approximately 15 years. Of the $29,915,000 of goodwill, $29,035,000 was allocated to the centers segment and $880,000 to the network segment. None of the $29,915,000 of goodwill is expected to be deductible for tax purposes.

      The following summary of unaudited pro forma condensed combined statements of operations data gives effect to the combination as if occurred at the beginning of each period presented, combining the results of HearUSA for the years ended December 28, 2002 and December 29, 2001 with those of Helix for the years ended December 28, 2002 and November 30, 2001:

	Year Ended	Year Ended
	December 28, 2002	December 29, 2001

Net revenue	$74,195,000	$79,354,000

Net loss applicable to common stockholders	(12,694,000)	(16,844,000)

Loss per common share: Basic and diluted	$(0.43)	$(0.61)

Investment in and Advances to Affiliated Company

      On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% per annum and originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. Prior to the closing of the combination with Helix, the Company accounted for this investment using the equity method. Approximately $631,000 was recorded as equity in loss of affiliated company for the twelve months ended December 28, 2002, representing the Company’s equity in the net loss of Helix from the January 14, 2002 acquisition date to June 30, 2002, the effective closing date of the combination with Helix for financial reporting purposes. At December 27, 2003, approximately $2,485,000 from this transaction is included in goodwill. At June 30, 2002, a note of approximately $9,400,000 and an advance of approximately $100,000 were receivable by the Company from Helix.

Other Business Acquisitions

      In November 2003, the Company acquired the operation of a group of 3 centers, including a customer list and selected assets with fair values of approximately $150,000 and $18,000, respectively of K. Myers Audiology Services Inc., in the Province of Ontario, Canada for consideration of approximately $196,000 in cash, assumption of liabilities of $7,000 and a two-year note in the amount of approximately $100,000, resulting in goodwill of approximately $135,000. The note bears interest at 5% and is payable in two annual installments of $50,000 plus interest, beginning in November 2004. (See Notes 6b and 12)

      In 2003, the Company acquired customer lists and selected assets of two audiological practices, one in Orlando, Florida and one in Windsor, Ontario with fair values of approximately $26,000 and $28,000 for consideration of approximately $59,000 in cash resulting in goodwill of approximately $5,000.

      In December 2002, the Company acquired the operation of 3 centers, including a customer list, other net receivables and selected assets of Hear America, Inc. in Missouri with fair values of approximately $63,000, $19,000 and $42,000, respectively, for consideration of approximately $114,000 in cash, and a three-year note in the amount of $225,000 resulting in goodwill of approximately $215,000. The note bears interest at 7% and is payable in three annual installments of $75,000 plus interest beginning December 9, 2003. The balance of this note as of December 27, 2003 and December 28, 2002 was $150,000 and $225,000, respectively. (See Note 6b)

      On July 31, 1999, the Company acquired the operation of one audiological practice, including equipment of $100,000 and customer lists of $382,000 of an individual in California for consideration of cash of $75,000, a $325,000 promissory note payable to the individual, and assumed trade payables of approximately $82,000. The note bears interest at 8.75% and is payable in four annual installments of $81,250 plus accrued interest, beginning July 1, 2000, and is collateralized by its equipment and customer list purchased. The promissory note to this employee was fully repaid in July 2003. (See Notes 6b and 12)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.     Long-term Debt

      Long term debt consists of the following:

	December 27,	December 28
	2003	2002

Notes payable to a Siemens — see (a) below:
Tranche A	$5,899,992	$8,200,000
Tranche B	83,200	104,000
Tranche C	2,100,000	2,700,000
Tranche D	14,158,403	13,000,000
Tranche E	3,500,000	—
Other	196,165	387,345

Total notes payable to Siemens	25,937,760	24,391,345
Notes payable resulting from business acquisitions — see (b) below	751,788	1,306,256
Other	326,700	290,905

	27,016,248	25,988,506
Less current maturities	(6,436,271)	(4,017,007)

	20,579,977	$21,971,499

      The approximate aggregate maturities on long-term debt obligations in years subsequent to 2003 are as follows: 2004 — $6,436,000; 2005 — $4,148,000; 2006 — $2,866,000; 2007 — $13,304,000 and 2008 — $262,000.

a)	On December 7, 2001, HearUSA entered into a credit agreement with Siemens pursuant to which Siemens agreed to provide a $51,875,000 secured credit facility. The credit facility is comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan).

Furthermore, on March 14, 2003, the Company obtained additional funding of $3,500,000 in the form of a five-year note payable to Siemens (the Tranche E Loan) with 10% interest. The Company is required to make monthly payments of interest only in the first year. In years two through five, the Company must make monthly principal and interest payments. The additional funding was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement.

The Tranche A Loan proceeds were used as follows: (i) the repayment of $6,875,000 owed at December 7, 2001 to Siemens by the Company; (ii) a $2,000,000 loan from the Company to Helix to fund the NECP acquisition (Note 5) and (iii) $2,000,000 for the exchange and redemption of all of the outstanding HearUSA’s Series I Convertible Preferred Stock. The Tranche B Loan may be used only for future acquisitions by the Company, subject to guidelines established by the credit agreement or as otherwise agreed to by the Company and Siemens. The Tranche B Loan proceeds of $104,000 were used for the December 2002 asset acquisition of three centers of Hear America, Inc described in Note 5. Approximately $24,900,000 is available to the Company for

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

acquisitions under the Tranche B loan as of December 27, 2003. The Tranche C Loan proceeds have been used to repay a term loan payable by Helix to Siemens. The Tranche D Loan proceeds were used to repay all of Helix’s existing convertible debt and portions of its non-convertible debt. The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable.

The Tranche A and C Loans are payable in equal quarterly amounts over five years, through their maturity dates of December 2006 and June 2007, respectively. The Tranche B Loan is payable quarterly and payments are calculated as 5% of the aggregate outstanding balance. Any remaining Tranche B Loan principal and interest is due and payable on the final maturity date of December 2007. Interest of 10% is due and payable each quarter for the Tranche A, B and C loans. Principal and interest, at prime rate (4.00% at December 27, 2003) plus 1%, on the Tranche D Loan is payable on the final maturity date of April 2007. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. As of December 27, 2003, these additional maturities totaled approximately $2.2 million. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens pursuant to the supply agreement discussed below. HearUSA records a preferred pricing receivable and reduces cost of products sold for the preferred pricing earned as it meets minimum purchase percentages from Siemens. The preferred pricing receivable is then applied against the quarterly principal payments and related interest when they become due and payable. The loans may be prepaid in whole or in part at any time without penalty. The credit facility is secured by a first priority security interest in substantially all of the assets of HearUSA.

The following table shows the preferred pricing reductions received from Siemens, pursuant to the supply agreement, and the application of such pricing reductions against principal and interest payments on Tranches A, B and C:

	2003	2002	2001(1)

Preferred pricing reductions recorded as a reduction of cost of products sold	3,947,000	3,765,000	1,665,000

Portion applied against quarterly principal payments	(2,921,000)	(3,100,000)	—
Portion applied against quarterly interest payments	(1,026,000)	(1,315,000)	(390,000)
Portion received as credit memo from Siemens	—	—	(625,000)
Portion applied to accounts receivable	—	650,000	(650,000)

	(3,947,000)	(3,765,000)	(1,665,000)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

(1)	In 2001, only $390,000 of the $1,665,000 pricing reduction was applied against interest payments. $625,000 was received in the form of a credit memo applied against accounts payable and the Company made a cash payment in the same amount against Tranche A in 2001. The remaining $650,000 was recorded as a preferred pricing reduction receivable at the end of 2001 which was applied against principal payments in 2002.

In connection with the credit facility, HearUSA and Siemens entered into a supply agreement dated as of December 7, 2001, pursuant to which HearUSA agreed to purchase from Siemens certain minimum percentages of HearUSA company-owned centers’ hearing aid purchases for a period of ten years (an initial five year term and a five year renewal term) at specified prices.

Pursuant to the agreements with Siemens, a change of control of the Company (as defined) will constitute an event of default upon which Siemens may cancel its commitments under the credit agreement and declare the entire outstanding amounts under the credit facilities to be immediately due and payable. Furthermore, if the surviving entity of such change of control is a manufacturer of hearing aids or related products or owns, directly or indirectly, a manufacturer of hearing aids or related products, the surviving entity will have to pay Siemens a $50 million breakup fee.

b)	Notes payable resulting from business acquisitions, bearing interest at rates ranging from 4% to 8.75%, payable in monthly, quarterly and annual installments ranging from $2000 (monthly) to $75,000 (annually), maturing between 2004 and 2007, and collateralized by various equipment. (See Note 5- Business Acquisitions)

7.     Convertible Subordinated Notes

      On December 19, 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with five-year warrants to purchase 2,642,750 shares of the Company’s common stock. The notes may not be converted and warrants to purchase 2,142,750 shares may not be exercised for a two-year period. The remaining warrants to purchase 500,000 shares are exercisable beginning in June 2005 at $1.75 per share. Beginning in December 2005 the notes may be converted at $1.75 per share and the warrants may be exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent per annum for the first two years and then at 8 percent per annum through the remainder of their term. Proceeds from this financing have been used to repay the $2 million financing issued on October 3, 2003 (described below) and for working capital purposes. Approximately $1.8 million of the net proceeds were used to make payments to Siemens in early fiscal 2004 under the Credit Agreement, including 50% against the Tranche D Loan and 50% against the Tranche E Loan. As of December 27, 2003, $500,000 of the financing proceeds was recorded as a subscription receivable under the caption accounts and notes receivable in the accompanying consolidated balance sheet, and was received in January 2004.

      For the first two years of the term beginning on March 25, 2004, the Company will make quarterly payments of interest only. Beginning on March 25, 2006, the Company will make twelve equal quarterly payments of principal plus interest. Payments of interest and principal may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

aggregate amount of maturities of the convertible subordinated notes maturing in future years as of December 27, 2003, is $2,500,000 in 2006; $2,500,000 in 2007; and $2,500,000 in 2008.

      In addition to the 2,642,750 common stock purchase warrants issued to the lenders in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 are being amortized as interest expense using the effective interest method over the five year term of the notes.

      The Company recorded a debt discount of approximately $7,488,000 consisting of the intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the notes using the effective interest method.

      During December 2003, approximately $119,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $88,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $2,127,000 in 2004, $2,151,000 in 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the insiders convert or exercise the debt or warrants, the Company will be required to accelerate the debt discount to the period in which the exercise or conversion occurs.

      On October 3, 2003, the Company completed a private placement of $2 million in unsecured notes payable and common stock purchase warrants with a number of investors, including three members of the Company’s board of directors. The non-participating directors approved the transaction. The notes bore interest at a rate of 15 percent for the first six months and 18 percent for the second six months with principal and unpaid interest due on maturity of October 1, 2004. The terms of the notes included conversion to common stock in the event of default in payment of the notes at a conversion rate of $0.75 per share. The financing included seven-year warrants, which cannot be exercised during the first two years, to purchase a total of 800,000 shares of the Company’s common stock. The outside investors’ warrants for 240,000 shares have an exercise price of $1.25 per share while the participating directors’ warrants for 560,000 shares have an exercise price of $1.31 per share, the quoted closing price of the common stock on the day of the financing. In addition, each investor was paid a placement fee of 3% totaling $60,000, resulting in net proceeds of $1,940,000. Proceeds from the financing were used to pay Siemens under the supply agreement. As of December 27, 2003, these notes were fully repaid using the proceeds from the December 2003 financing described above, and the 800,000 common stock purchase warrants remain outstanding. A prepayment penalty of $60,000 was paid to the investors upon the prepayment of the note. The payments to certain foreign participants also resulted in a foreign exchange loss of approximately $43,000.

      The warrants were valued at approximately $429,000, based on the relative fair values of the warrants and the notes, using a Black-Scholes option pricing model which was recorded as debt discount to be amortized as interest expense over the one-year term of the notes. The $429,000 debt discount along with the $60,000 prepayment penalty and the $60,000 placement fees were amortized as interest expense as of the December 2003 repayment date of the $2 million notes.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

8.     Mandatorily Redeemable Convertible Preferred Stock

      On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock (See Note 9 E) for 4,563 shares of E Series Convertible Preferred Stock (“E Convertible Preferred Stock”). All E Series Convertible Preferred Stock not converted or redeemed by December 18, 2006 must be redeemed by the Company on December 18, 2006 for a price equal to 108% of its stated value plus accrued and unpaid premiums. The E Series Convertible Preferred Stock is presented as Mandatorily Redeemable Convertible Preferred Stock in the accompanying consolidated balance sheet as of December 27, 2003. The old 1998 Convertible Preferred Stock was scheduled to convert by its terms into common stock on August 27, 2003. The Company has the right to redeem the newly designated preferred stock at its stated value plus accrued but unpaid premiums for sixteen months and thereafter until the redemption date at 108% of its stated value plus accrued but unpaid premiums.

      As part of the transaction, the Company has agreed that accrued but unpaid premiums on the 1998 Convertible Preferred Stock and the 10% premium on the E Series Convertible Preferred Stock will be paid in cash each month beginning in November 2003 and continuing until December 2006. $736,517 of accrued premium has been paid in that regard in November 2003. As of December 27, 2003, the accrued and unpaid premium was $693,749 and was recorded as dividends payable. Approximately $152,517 of premium on the E Series Convertible Preferred Stock for the period from issuance to December 27, 2003 is included in the caption Dividends on preferred stock. The holders have agreed that they will not convert the newly designated preferred stock into the Company’s common stock prior to November 1, 2005, except in the event of a default in payment of premiums or unless on or after December 10, 2004 the price of the common stock reaches a trading price at or above $3.00 per share and the holders sell at or above $3.00 per share. In the event of default in payment of premiums, the holder may sell any shares of the E Series Convertible Preferred Stock or convert such shares under the same terms described below for the period after November 1, 2005. If converted during the period from December 10, 2004 until November 1, 2005 based on the trading price reaching $3.00 per share, the holders can convert only a number of shares of the newly designated preferred stock that would yield upon conversion no more than 744,911 shares of HearUSA common stock. Subsequent to November 1, 2005, upon conversion of the E Series Convertible Preferred, holders are entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the E Series Convertible Preferred ($1,000 per share) so converted plus any unpaid premium, by a conversion price equal to the lesser of the average closing bid prices for the Common Stock five of twenty days prior to conversion, and $18.00 (the fixed conversion price). The premium payable upon conversion is equal to 10% of the stated value of the Series E Convertible Preferred from the date of issuance until the conversion date. If the closing price of the Company’s Common Stock on the date prior to any conversion date is less than $10.00, the Company at it’s option may redeem the E Series Convertible Preferred at a price equal to 108% of its stated value plus any accrued and unpaid premium, in lieu of converting such E Series Convertible Preferred to Common Stock.

      During 2003, approximately $152,000 of the 10% premium and approximately $37,000 of the 8% premium due upon redemption are included in the caption, Dividends under Dividends on Preferred Stock in the accompanying Consolidated Statement of Operations. Approximate future redemption payments in years subsequent to 2003 are $4,928,000 in 2006 if none of the E Series Convertible Preferred Stock is converted or redeemed prior to the mandatory redemption date of December 18, 2006.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

9.     Stockholders’ Equity

A. Private Placement

      On March 29, 2002, the Company closed on a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase stock warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company plans to register the common stock for resale in 2004.

      All members of the board of directors of the Company, as of March 29, 2002, participated in the private placement, purchasing 805,000 of the 1,500,000 shares of common stock. Because the shares were sold at a $0.05 per share discount to the quoted market price of $1.05 per share, additional compensation expense of approximately $40,000 was incurred for the quarter ended March 30, 2002. The fair value of the warrants was not significant. During 2003, the participating members of the board of directors repaid the $40,000 to the Company and the amount was recorded as an increase of additional paid-in capital.

B. Stock Subscription

      On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock, par value $.10 per share (“Common Stock”) to an investment banker, for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500. The secured, nonrecourse promissory note is collateralized by the Common Stock purchased which is held in escrow. The principal amount of the note and accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At December 27, 2003, the interest rate of the note was 4.25%. The $412,500 note has been recorded as Stock Subscription in stockholders’ equity in the accompanying balance sheet.

      Under the terms of a consulting agreement with the investment banker, beginning December 1, 2000, the Company paid the investment banker approximately $188,000 for financial consulting services, of which $150,000 was recorded as consulting expense during 2001. The agreement was terminated in August 2001.

C. Series J Preferred Stock

      On December 13, 2001, the Company completed an exchange and redemption of all of the 418 shares of outstanding Series I Convertible Preferred Stock (see Note 9D below) and 203,390 associated common stock purchase warrants for $1,951,000 in cash, 233 shares of newly created Series J Preferred Stock, and 470,530 shares of Common Stock. The cost of the transaction included legal and broker fees of approximately $47,500 in cash and 136,180 shares of Common Stock issued to the broker. The fair value of the cash, shares of Series J Preferred Stock, and Common Stock transferred to the holders of the Series I Convertible Preferred Stock approximated the carrying value of the Series I Convertible Preferred Stock and the related dividends payable of approximately $4.7 million.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

      In connection with this transaction, the Company also entered into a Registration Rights Agreement with the holder under which the Company is required to file a registration statement on Form S-3 covering the resale of the 470,530 shares of Common Stock issued in this transaction no later than 180 days from December 13, 2001. During November 2003 the Company agreed to pay $25,000 to the holder during 2004 as settlement for not filing such registration statement. The 470,530 shares of Common Stock issued in the transaction, together with 129,470 shares of Common Stock then held by the same holder, were placed in escrow and subject to resale restrictions based on the trading price of the common stock. Those shares have all been released from escrow and most have been sold into the public market as of March 2004. During 2003, 2002 and 2001, approximately $140,000, $145,000 and $5,000 of the 6% dividend is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

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

      The Series I Preferred Stock was convertible into Common Stock after August 6, 2000. Upon conversion, holders were entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the Series I Preferred Stock ($10,000 per share), plus accrued and unpaid dividends (unless the Company elected to pay dividends in cash) by $4.46 (subject to adjustments upon occurrence of certain dilutive events). The dividends payable upon conversion were equal to 7% of the stated value of the Series I Preferred Stock per annum in cash or by accretion to the Stated Value, at the Company’s discretion subject to limited exceptions. The Series I Preferred Stock could not be converted until after August 6, 2000 and then at the fixed conversion price of $4.46 per share until January 2001. From January 2001 until May 2001, the holders could request redemption of the shares of preferred stock at 110% of the stated value plus accrued dividends. If the Company elected not to redeem the shares, the conversion price converted to the lesser of $4.46 or the market price (defined as the average of the 5 lowest closing prices for

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

the 30 trading days preceding the conversion date) at the time of conversion. The Series I Preferred Stock could be converted by holders in accordance with these terms any time prior to May 9, 2003, and would automatically convert on such date. In the event of liquidation, dissolution or winding up of the Company prior to the conversion of the Series I Preferred Stock, holders of the Series I Preferred Stock would be entitled to receive an amount equal to the stated value per share before any distribution could be made to the holders of any junior securities but after any distribution was made to holders of senior securities. During 2001, 82 shares of the Series I Convertible Preferred Stock were converted into 689,106 shares of Common Stock, prior to the exchange and redemption of the remaining 418 shares in December 2001. During 2001 approximately $283,000 of the 7% dividends payable upon conversion had been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

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

      The 1998 Convertible Preferred Stock ranks prior to all of the Company’s Common Stock, prior to any class or series of capital stock of the Company thereafter created specifically ranking by its terms junior to 1998 Convertible Preferred, junior to the Company’s 1997 Convertible Preferred Stock (none of which remains outstanding) and after any class or series of capital stock of the Company thereafter created and specifically ranking by its terms senior to the 1998 Convertible Preferred. Upon conversion the 1998 Convertible Preferred, holders are entitled to receive a number of shares of Common Stock determined by dividing the sum of the stated value of the 1998 Convertible Preferred ($1,000 per share) so converted plus a premium (unless the Company elects to pay that premium in cash), by a conversion price equal to the lesser of the average closing bid prices for the Common Stock five of twenty days prior to conversion, and $18.00 (the closing bid price at the date of issuance, subject to adjustment upon occurrence of certain dilutive events including the reverse split described above). The premium payable upon conversion is equal to 8% of the stated value of 1998 Convertible Preferred from the date of issuance until one year following such date, and increased by 0.5% each year, commencing on the date which was one year following the date of issuance. The 1998 Convertible Preferred may be converted by holders in accordance with these terms at any time prior to August 27, 2003, and automatically converts on such date. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998 Convertible Preferred, holders of 1998 Convertible Preferred will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998 Convertible Preferred shall have received a liquidation preference equal to the sum of the stated value of the 1998 Preferred Stock ($1,000 per share) plus an amount equal to ten percent (10%) per annum of such stated value for the period from the date of issuance until the date of final distribution. During 2002,

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

no shares of the 1998 Convertible Preferred Stock were converted. During 2001 638 of the 1998 Convertible Preferred, respectively, plus accrued dividends of $140,255 were converted into 699,413 shares of the Company’s Common Stock In addition, during 2002 214 shares, of the 1998 Convertible Preferred plus accrued dividends of $69,973, and an 8 percent premium of $17,120 was redeemed for cash of approximately $351,000. The 2002 redemption included costs of $50,000 in cash and 136,018 shares of the Company’s common stock. During 2003, 2002 and 2001 approximately $298,000, $552,000 and $524,000, respectively, of the conversion premium has been accreted and is included in the caption Dividends under Dividends on Preferred Stock in the accompanying consolidated statements of operations.

      For each unit of 1998 Convertible Preferred purchased, each investor received warrants to acquire 7.5 shares of Common Stock of the Company. Upon exercise, holders will be entitled to receive shares of Common Stock for an exercise price of $18.00 per share. The warrants expired on August 27, 2003. In connection with this transaction, the Company issued an additional 56,250 warrants with an exercise price of $18.00 to certain individuals as finder’s fees for the placement of the 1998 Convertible Preferred with investors. As of December 27, 2003, no warrants were outstanding.

      All of the shares of the 1998 Convertible Preferred Stock were exchanged on August 27, 2003, as described in note 8 above, and no shares remain outstanding.

F. Shareholder Rights Plan

      On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a “Right”) for each outstanding share of Common Stock was declared, and payable to the stockholders of record on December 31, 1999. The Shareholder Rights Plan was amended and restated on July 11, 2002, in connection with the combination with Helix, to among other things, give effect to the issuance of the exchangeable shares as voting stock of the Company, and to otherwise take into account the effects of the combination. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer which would result in ownership of 15% or more of the Common Stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

G. Warrants

      No warrants were exercised in 2003 or 2002.

      The aggregate number of common shares reserved for issuance upon the exercise of warrants is 4,791,588 as of December 27, 2003. In addition, warrants for 500,000 shares of common stock were issued to finders in January 2004 with an exercise price of $1.75 per share expiring in 2008 in connection with the $7.5 million convertible subordinated debt issued in December 2003. The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price

131,695	2005	4.46
1,500,000	2005	1.15
100,000	2005	1.00
2,259,893	2008	1.75
240,000	2010	1.25
560,000	2010	1.31

4,791,588

H. Aggregate and Per Share Cumulative Preferred Dividends

      As of December 27, 2003 and December 28, 2002, the aggregate and per share amount of arrearages in cumulative preferred dividends/premiums were $728,699 and $1,215,167 and $.03/share and $.05/share, respectively.

I. Exchangeable Shares

      Immediately following the effectiveness of the combination of the Company and Helix, each outstanding Helix Common Share, other than shares held by dissenting Helix Stockholders who were paid the fair value of their shares and shares held by the Company, were automatically exchanged for, at the election of the holder, 0.3537 fully-paid and non-assessable exchangeable shares of HEARx Canada, Inc., or 0.3537 shares of HearUSA, Inc. common stock. The exchangea-

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

ble shares are the economic equivalent of HearUSA, Inc. common stock. Each exchangeable share will be exchanged at any time at the option of the holder, for one share of HearUSA, Inc. common stock, subject to any anti-dilution adjustments. Until exchanged for HearUSA, Inc. common stock; (i) each exchangeable share outstanding will entitle the holder to one vote per share at all meetings of HearUSA, Inc. common stockholders; (ii) if any dividends are declared on HearUSA, Inc. common stock, an equivalent dividend must be declared on such exchangeable shares and (iii) in the event of the liquidation, dissolution or winding-up of HEARx Canada, Inc., such exchangeable shares will be exchanged for an equivalent number of shares of HearUSA, Inc. common stock. The exchangeable shares will be subject to mandatory exchange on July 27, 2006, the fifth anniversary of the transaction. (See Note 5)

10.     Stock Plans

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

      The Board of Directors adopted and on June 26, 2002 the Company’s shareholders approved, the 2002 Flexible Stock Plan. This plan is administered by the Company’s Board of Directors. A maximum of 3,000,000 shares of the Company’s Common Stock were originally authorized for issuance under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares subject to the plan as of the prior year beginning in fiscal year 2003 not to exceed 5,000,000 shares in the aggregate. All employees of the Company are eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

      As of December 27, 2003, 278 employees of the Company held options permitting them to purchase an aggregate 3,387,755 shares of Common Stock at prices ranging from $.35 to $18.75 per share. Options are exercisable for periods ranging from four to nine years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

      The following table summarizes the transactions of the Company’s employee stock option plans:

	Year Ended

	December 27, 2003		December 28, 2002		December 29, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,168,290	$3.04	1,574,222	$3.32	873,957	$5.42
Granted	1,785,000	$0.46	644,342	$2.50	758,830	$1.04
Exercised	20	$0.77	—	—	35	$2.00
Forfeited	565,515	$2.47	50,274	$4.85	58,530	$5.17

Outstanding at end of year	3,387,755	$1.78	2,168,290	$3.04	1,574,222	$3.32

Exercisable at end of year	1,418,012		1,657,467		862,388

Weighted average fair value of options granted during year	$0.37		$0.52		$0.80

      The following table summarizes information about fixed employee stock options outstanding at December 27, 2003:

		Weighted		Options
		Average	Weighted	Exercisable	Weighted
	Options	Remaining	Average	At December	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	27, 2003	Exercise Price

$ .35 – $ .77	2,027,670	8.7	$0.50	309,040	$.77
$ .78 – $ 2.00	471,265	7.0	$1.29	246,857	$1.36
$2.01 – $ 5.40	583,957	3.4	$3.51	558,010	$3.49
$5.41 – $ 8.75	289,823	2.8	$7.32	289,065	$7.32
$8.76 – $18.75	15,040	3.5	$15.71	15,040	$15.07

	3,387,755			1,418,012

      The stock options are exercisable in the following years:

2004	1,982,222
2005	538,305
2006	437,673
2007	429,555

3,387,755

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

B. Non-Employee Director Plan

      In April 1993, the stockholders of the Company approved the adoption of the HearUSA Inc. Non-qualified Stock Option Plan for Non-Employee Directors (“Directors Plan”). The purpose of the Directors Plan is to increase the proprietary interest of non-employee directors and promote long-term stockholder value by granting stock options to non-employee directors. Grants cannot exceed 50,000 shares of Common Stock in the aggregate and may be granted until the Annual Meeting of Stockholders in 2003. The plan has now terminated in accordance with its terms and no additional grants may be made under the plan. This in no way affects options still outstanding under the plan. Under the plan, each non-employee director may be granted 1,500 options each year. The option price is the fair market value of the Company’s shares at the date of grant.

      As of December 27, 2003, three directors hold options as follows: 3,000 shares at $3.40, 4,500 at $4.00, 4,500 shares at $5.00, 13,500 at $7.50, and 4,500 shares at prices ranging from $12.50 to $58.75 per share.

C. Non-Employee Director Non-Plan Grant

      On April 1, 2003 options to purchase 125,000 shares of common stock were granted to the Board of Directors, at an exercise price of $0.35, which was equal to the quoted closing price of the Common Stock of the shares on the grant date. The options vest after one year and have a ten-year life.

D. Stock Bonus Plan

      The Board of Directors adopted a Stock Bonus Plan (“Bonus Plan”). The number of shares of Common Stock which can be issued under the Bonus Plan cannot exceed 50,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company’s strategic objectives. At present there are seven senior management personnel eligible to participate. No shares were issued in 2003, 2002, or 2001.

11.     Major Customers and Suppliers

      During 2003, 2002 and 2001, the Company did not have sales totaling 10% or more of the total net sales to a single customer.

      During 2003, 2002 and 2001, the Company purchased approximately 91.3%, 90.9% and 94.9%, of all hearing aids sold by the Company from Siemens. As described in Note 6, on December 7, 2001, the Company entered into a supply agreement with Siemens with an initial five year term, whereby the Company agreed to minimum purchase levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

12.     Related Party Transactions

      On January 6, 1999, HEARx West entered into a capitation contract with an affiliate (the “Kaiser Plan”) of its minority owner, the Permanente Federation LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2003, 2002 and 2001 approximately

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

$3,361,000, $1,682,000 and $1,943,000 of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.

      On July 31, 1999, the Company entered into an asset purchase agreement with an individual who is now employed as the Company’s California division manager. Certain consideration included a note payable of $325,000. (See Note 5 — Business Acquisitions)

      As mentioned in Note 18 Discontinued Operations, on July 15, 2003, the Company sold its three Quebec subsidiaries to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. Prior to the disposition, the Quebec subsidiaries provided management services to a single client, Forget & Sauvé, audioprothesistes, s.e.n.c. operating under the name Le Groupe Forget (“Le Groupe Forget”). Le Groupe Forget is controlled by Steve Forget. Le Groupe Forget operates a network of 16 hearing healthcare centers in the Province of Quebec. The services provided to Le Groupe Forget by the Quebec subsidiaries included inventory purchasing and management, office service support, general administration and patient management software and related training. The aforementioned services were rendered to Le Groupe Forget by the Quebec subsidiaries pursuant to management agreements entered into by each of the subsidiaries and Le Groupe Forget. During the year ended December 27, 2003 and December 28, 2002 revenues of approximately $2,559,000 and $2,363,000, respectively, were earned from services to Le Groupe Forget. These revenues were presented, net of related expenses, under Discontinued Operations in the Consolidated Statements of Operations. At December 27, 2003 and December 27, 2002, approximately $0 and $1,029,000, respectively, of accounts receivable resulting from these transactions were included in Assets of discontinued operations on the Consolidated Balance Sheet.

      In November 2003, the Company entered into a purchase agreement with an individual who is now employed as one of the Company’s regional managers. Certain consideration included a note payable of $100,000. (See Note 5 — Business Acquisitions).

13.     Income Taxes

      The components of loss before equity in losses of affiliated company are as follows:

	2003	2002	2001

Domestic	$(1,095,000)	$(6,086,000)	$(8,630,000)
Foreign	187,000	(6,000)	—

Total loss before equity in losses of affiliated company	$(908,000)	$(6,092,000)	$(8,630,000)

      The Company has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

      Deferred tax assets (liabilities) are comprised of the following:

	2003	2002

Depreciation	$1,082,000	$557,000
Allowance for doubtful accounts	164,000	505,000
Joint Venture	(1,045,000)	(1,482,000)
Other	106,000	221,000
Net operating loss carryforwards	31,487,000	31,613,000

	31,794,000	31,414,000
Less valuation allowance	(31,794,000)	(31,414,000)

Net deferred tax asset	$—	$—

      At December 27, 2003 the Company had net operating loss carryforwards of approximately $85,000,000 for U.S. Federal tax purposes, and approximately $4,500,000 of operating loss carryforwards in Canada. Included in the U.S. Federal tax net operating loss carryforwards are approximately $8,300,000 related to U.S. subsidiaries of Helix pre-combination whose annual utilization would be limited due to the ownership change of Helix in connection with the combination with the Company. Should tax benefits ever be realized from such Helix pre-combination net operating loss carryforwards, the valuation allowance would be reduced and the benefit would be recorded as a reduction of the goodwill resulting from the Helix combination.

      The losses are available for carryforward for fifteen and twenty year periods and began to expire in 2002 and continue expiring through 2022. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

      The provision for income taxes on loss from continuing operations differs from the amount computed using the Federal statutory income tax rate as follows:

	2003	2002	2001

Provision at Federal statutory rate	$(309,000)	$(2,286,000)	$(2,934,000)
State income taxes, net of Federal income tax effect	(40,000)	(236,000)	(313,000)
Nondeductible expenses	23,000	22,000	18,000
Effect of foreign operation	—	2,000	—
Increase in valuation allowance	380,000	2,566,000	2,944,000
Other	(54,000)	(68,000)	285,000

Income tax provision	$—	$—	$—

      No income tax provision is applicable to the loss from discontinued operations. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings are not significant at December 27, 2003.

14.     Commitments and Contingencies

      The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $44,800, $44,200 and $45,800 for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

      Effective December 14, 1999, the Company entered into five year employment agreements with certain of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined. These contracts were renewed on May 12, 2003 for an additional five year term.

15.     Quarterly Financial Data (Unaudited)

Year Ended	First	Second	Third	Fourth
December 27, 2003	Quarter(a)	Quarter	Quarter	Quarter(c)

Net revenues	$17,411,728	$18,976,378	$17,276,558	16,880,490
Operating costs and expenses	16,586,987	17,511,018	17,031,184	17,516,327

Income (loss) from operations	824,741	1,465,360	245,374	(635,837)

Net income (loss) applicable to Common stockholders	201,228	490,165	(389,442)	(2,038,296)

Net income (loss) per share – basic	.01	.02	(.01)	(.07)

Net income (loss) per share – diluted	.01	.02	(.01)	(.07)

Year Ended	First	Second	Third	Fourth
December 28, 2002	Quarter	Quarter	Quarter	Quarter

Net revenues	$12,010,016	$12,661,032	$15,882,602	$16,676,478
Operating costs and expenses	13,075,183	13,064,845	18,331,477	17,241,795

Loss from operations	(1,065,167)	(403,813)	(2,448,875)	(565,317)

Net loss applicable to Common stockholders	(1,563,485)	(1,377,874)	(3,463,784)	(1,171,867)

Net loss per share – basic	(.11)	(.09)	(.12)	(.06)

Net loss per share – diluted	(.11)	(.09)	(.12)	(.06)

a)	On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. The three subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented. (See Note 18 — Discontinued Operations).

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

b)	The following reconciles the Quarterly Financial Data previously reported by quarter, which included the operating results of discontinued operations, to the Quarterly Financial Data currently presented.

Quarter Ended	Previously	Discontinued	Presently
March 29 , 2003	Reported	Operations	Reported

Net revenues	$18,580,271	$1,168,543	$17,411,728
Operating costs and expenses	17,708,100	1,121,113	16,586,987

Income (loss) from operations	872,171	(47,430)	824,741

Net income applicable to Common stockholders	201,228	—	201,228

Net income per share – basic	.01	.00	.01

Net income per share – diluted	.01	.00	.01

c)	In the 4th quarter of 2003 an adjustment of approximately $277,000 was made to record insurance discounts which reduced accounts receivable and net revenues.

16.     Fair Value of Financial Instruments

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

      Long-term debt — the carrying amounts reported in the consolidated balance sheets for the fixed rate debts approximate those liabilities’ fair value, as current borrowing rates approximate the actual fixed interest rates of these liabilities. The carrying amounts reporting in the consolidated

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

balance sheet for the variable rate debts approximate those liabilities fair value, as their rates vary according to market.

      Convertible subordinated notes — the carrying amounts reported in the consolidated balance sheet approximate those liabilities’ fair value, as current borrowing rates, approximate the actual fixed interest rates of these liabilities.

      Manditorily redeemable convertible preferred stock — the carrying amount reported in the consolidated balance sheet approximates this instrument’s fair value, as current borrowing rates, approximate the actual fixed premium rate of this instrument.

17.     Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. As of the Company’s adoption of SFAS No. 146 on January 1, 2003, all exit and disposal activities are accounted for and disclosed in accordance with SFAS No. 146.

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

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provided guidance on how to identify variable interest entities (“VIEs”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of VIEs need to be included in a company’s consolidated financial statements. FIN 46 was applicable to VIE’s created after January 31, 2003. In the original provisions of FIN 46, VIE’s created prior to February 1, 2003, were to be consolidated effective December 31, 2003. Disclosures were required currently if the Company expects to consolidate any VIE’s. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 to FIN 46R. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. FIN 46R did not have a material effect on the Company’s consolidated financial statements.

      Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables”,which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the undeliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

18.     Discontinued Operations

      On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. The sale agreement provided for total payments to the Company of approximately $1.7 million, representing, in part, payment of pre-existing debt owed the Company by Forget & Sauve of approximately $1.6 million. The Company received an initial cash payment of $700,000 at closing and $1 million over the five following months. At December 27, 2003, Forget and Sauve owed the Company approximately $102,000, which was received by the Company early in January 2004.

      The three Quebec subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented, including $318,454 of property and equipment and $167,168 of debt as of December 28, 2002. The assets of this operation are reported under the center segment. Assets and liabilities of discontinued operations were recorded at the lower of their carrying amount or fair value less the cost to sell. The sale resulted in a loss on disposal of approximately $105,000. Net revenues of the discontinued operations for the years ended December 27, 2003 and December 28, 2002 were approximately $2.6 million and $2.4 million respectively. Pre-tax net losses of the discontinued operation were approximately $96,000 and $158,000, for the 2003 period through disposal, and for the 2002 period from June 30, 2002, the effective date of the Helix combination through December 28, 2002, respectively.

19.     Segments

      Since the closing of the Helix transaction, the Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States and Canada.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Centers	E-commerce	Network	Corporate	Total

Net revenues
Year 2003	$69,423,000	$69,000	$1,053,000	—	$70,545,000
Year 2002	56,572,000	27,000	631,000	—	57,230,000
Year 2001	48,796,000	—	—	—	48,796,000
Income (loss) from operations
Year 2003	12,695,000	(49,000)	504,000	(11,250,000)	1,900,000
Year 2002	8,113,000	(27,000)	223,000	(12,792,000)	(4,483,000)
Year 2001	1,320,000	—	—	(9,519,000)	(8,199,000)
Year 2003
Depreciation and amortization	2,235,000		3,000	779,000	3,017,000
Total assets	44,100,000		1,149,000	20,934,000	66,183,000
Capital expenditures	175,000			487,000	662,000
Year 2002
Depreciation and amortization	1,526,000	—	1,000	995,000	2,522,000
Total assets	45,304,000	—	2,308,000	17,385,000	64,997,000
Capital expenditures	229,000	—	1,000	541,000	771,000
Year 2001
Depreciation and amortization	1,666,000	—	—	744,000	2,410,000
Total assets	6,172,000	—	—	15,170,000	21,342,000
Capital expenditures	870,000	—	—	770,000	1,640,000

      Income (loss) from operations at the segment level is computed before general and administrative expenses.

      Information concerning geographic areas:

As of and for the Years Ended December 27, 2003 and December 28, 2002

	United States	Canada	United States	Canada
	2003	2003	2002	2002
	$	$	$	$

Net revenues	65,359,000	5,186,000	54,983,000	2,247,000
Long-lived assets	40,137,000	9,632,000	42,220,000	9,129,000

      Net revenues by geographic area are allocated based on the location of the subsidiary operations.

20.     Liquidity

      During 2003, working capital increased $7.5 million to a negative $2.3 million as of December 27, 2003 from a negative $10.2 million as of December 28, 2002. This is mainly the result of the additional $3.5 million financing the Company received from Siemens in March 2003 and the $7.5 million of new convertible subordinated notes issued on December 19, 2003, offset by an increase of $2.4 million of current maturities of long term debt mainly related to the current portion of

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

the Siemens Tranche D. The working capital of negative $2.3 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranche A, B and C, which may be repaid through preferred pricing reductions. In 2003, the Company generated income from operations of approximately $1.9 million compared to a loss of $4.5 million in 2002 and cash and cash equivalents as of December 27, 2003 was approximately $6.7 million.

      The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

HearUSA Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at					Balance at
	Beginning					End Of
	Of Period	Additions		Deductions		Period

December 27, 2003
Allowance for doubtful accounts	$578,323	$801,303		$(888,745)		$490,881
Allowance for sales returns	$789,539	$32,830		$(377,222)		$445,147

December 28, 2002
Allowance for doubtful accounts	$185,814	$796,523		$(404,014	)(1)	$578,323
Allowance for sales returns	$500,780	$309,519	(2)	$(20,760)		$789,539

December 29, 2001
Allowance for doubtful accounts	$212,657	$125,206		$(152,049	)(1)	$185,814
Allowance for sales returns	$772,976			$(272,196)		$500,780

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Includes allowance for sales returns of Helix of $151,775.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Disclosure Control and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 27, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that , as of December 27, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 27, 2003 that has materially affected, or is reasonably likely to change to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      The information required by this Item for directors is set forth in the Company’s 2004 Proxy Statement under the headings “Item No. 1 — Election of Directors,” “Board of Directors and Committees of the Board — Audit Committee” and “— Code of Ethics,” and “Executive Compensation — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference as if set forth in full.

      The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.	Executive Compensation

      The information required by this Item is set forth in the Company’s 2004 Proxy Statement under the headings “Executive Compensation” and “Common Stock Performance” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is set forth in the Company’s 2004 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference as if set forth in full.

      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 27, 2003:

			Number of securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a) (c)

Equity compensation plans
approved by security holders	2,874,509	$1.74	1,493,018 (1)

Equity compensation plans
not approved by security
holders for employees	513,246 (2)	$2.06	—

Total equity compensation
plans approved and not
approved by security holders
for employees	3,387,755	$1.78	1,493,018

Equity compensation plans
approved and not approved
by security holders for
non employees	231,700 (2)	$3.34	—

(1)	The plans authorize an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year.

(2)	Consists of non-qualified options granted outside the Company’s 1987 Stock Option Plan and 1995 Flexible Stock Plan in 1993, 1995, 1996, 1999, 2001 and 2003 and non-employee director options granted under the Non-Employee Director Plan (see Note 10B) and outside of the Non Employee Director Plan in 2003.

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

2003 Non-plan Option Grant:

      An option to purchase 125,000 shares of common stock was granted to the Board of Directors, at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the American Stock Exchange of the shares on the grant date. The options vest after one year and have a ten-year life.

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

      The information required by this item is set forth in the Company’s 2004 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by this reference as if set forth in full.

Item 14.	Principal Accountants Fees and Services

      The information required by this Item is set forth under the heading “Independent Auditor’s Services and Fees” in the Company’s 2004 Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1) The following financial statements are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002.

(ii)	Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

(iv)	Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

(v) Notes to Consolidated Financial Statements.

(2) The following financial statement schedule is filed as part of this report and contained on page 64.

Schedule II	Valuation and Qualifying Accounts

(3) Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/ Prospectus Form S-4 (Reg. No. 333-73022)).
2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amended and Restated By-Laws of HearUSA, Inc.
4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).
4.2	Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form , filed August 27, 1998 (Registration No. 001-11655)).
4.3	Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).
4.4	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).
4.5	Securities Purchase Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.6	Registration Rights Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signatures pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.7	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.8	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.9	Registration Rights Agreement, dated as of December 13, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.10	Escrow Agreement, dated as of December 13, 2001, by and among HEARx, Advantage Fund II Ltd. and American Stock Transfer & Trust Company, as Escrow Agent (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.11	Release, dated as of December 13, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.12	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/ Prospectus on Form S-4 (Reg. No. 333-73022)).
4.13	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg No. 333-73022)).
4.14	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement (incorporated herein by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002).
4.15	Form of Investor Warrant to purchase Common Stock issued in connection with October 1, 2003 private placement.
4.16	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
4.17	Form of Five-Year Warrant to purchase Common Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference as Exhibit 10.11 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and (b) Form of Option Agreement (incorporated herein by reference as Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference as Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Executive Employment Agreement, dated December 14, 1999 with Dr. Paul A. Brown (incorporated herein by reference as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999)#
10.5	Executive Employment Agreement, dated December 14, 1999 with Stephen J. Hansbrough (incorporated herein by reference as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999)#

10.6	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)
10.7	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.8	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.9	Form of Stock Purchase Agreement dated March 29, 2002 by and between HEARx Ltd and each purchaser named therein (incorporated herein by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002).
10.10	Form of HearUSA 2002 Flexible Stock Plan (incorporated herein by reference as Exhibit 10.9 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)#
10.11	Subscription Agreement, dated January 14, 2002, between HEARx Ltd. and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 10.17 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.12	Credit Agreement dated as of April 30, 2002, among HEARx Ltd., Helix Hearing Care of America, Corp. and each of its direct and indirect subsidiaries (incorporated herein by reference as Exhibit 10.18 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.13	Form of Master Security Agreement Collateral Assignment and Equity Pledge among HEARx Ltd., Helix Hearing Care of America Corp. and each of its direct and indirect subsidiaries, and Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. (incorporated herein by reference as Exhibit 10.19 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.14	Form of Owners’ Equity Pledge and Security Agreement among HEARx Ltd., Steve Forget and Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. (incorporated herein by reference as Exhibit 10.20 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.15	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).
10.16	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).
10.17	Asset Purchase and Sale Agreement dated July 15, 2003 between Helix Hearing Care of America Corp., Forget & Sauve, Audioprothesistes, S.E.N.C. and 6068065 Canada Inc. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003).
10.18	Exchange Agreement by and between HearUSA, Inc., Zanett Lombardier Master Fund, LLC and The San Miguel Trust dated as of August 26, 2003 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
10.19	Form of securities purchase letter agreement dated October 1, 2003, between HearUSA, Inc. and each of the subscriber signatories thereto.
10.20	Purchase Agreement dated December 12, 2003 and December 18, 2003 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 31, 2003).
10.21	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated December 12, 2003 and December 18, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 31, 2003).
14	Code of Ethics
21	List of Subsidiaries
23	Consent of Certified of Independent Public Accountants
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.

(b) Reports on Form 8-K :

      Current Report on Form 8-K (Items 7 and 12) filed October 9, 2003.

      Current Report on Form 8-K (Items 7 and 12) filed November 7, 2003.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

Date: March 26, 2004	By:	/s/ Paul A. Brown, M.D. Paul A. Brown, M.D. Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL A. BROWN Paul A. Brown, M.D.	Chairman of the Board and Director	March 26, 2004

/s/ STEPHEN J. HANSBROUGH Stephen J. Hansbrough	Chief Executive Officer and Director	March 26, 2004

/s/ GINO CHOUINARD Gino Chouinard	Chief Financial Officer	March 26, 2004

/s/ DAVID J. MCLACHLAN David J. McLachlan	Director	March 26, 3004

/s/ THOMAS W. ARCHIBALD Thomas W. Archibald	Director	March 26, 2004

/s/ JOSEPH L. GITTERMAN III Joseph L. Gitterman III	Director	March 26, 2004

/s/ MICHEL LABADIE Michel Labadie	Director	March 26, 2004

/s/ PIERRE BOURGIE Pierre Bourgie	Director	March 26, 2004