Form 10-Q
period 2004-03-27
HEARUSA INC
filed 2004-05-10
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 27, 2004

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
if Changed Since Last Report

          Indicate by check Ö whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

          Indicate by check Ö whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          On April 30, 2004, 29,672,848 shares of the Registrant’s Common Stock and 750,788 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets March 27, 2004 and December 27, 2003	3
	Consolidated Statements of Operations Three months ended March 27, 2004 and March 29, 2003	4
	Consolidated Statements of Cash Flows Three months ended March 27, 2004 and March 29, 2003	5
	Notes to Consolidated Financial Statements	6-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18-19
	Signatures	20

Part I – Financial Information

Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets

	March 27,	December 27,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,612,164	$6,714,881
Investment securities	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $418,309 and $490,881	6,117,695	6,539,149
Inventories	881,274	979,092
Prepaid expenses and other	948,328	1,115,393

Total current assets	10,994,461	15,783,515
Property and equipment, net	4,579,569	4,969,265
Goodwill	33,229,262	33,222,779
Intangibles assets, net	11,455,467	11,577,097
Deposits and other	658,971	630,694

	$60,917,730	$66,183,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,837,091	$6,750,234
Accrued expenses	2,417,548	2,492,094
Accrued salaries and other compensation	2,345,467	1,706,252
Current maturities of long-term debt	4,678,934	6,436,271
Dividends payable	505,958	728,699

Total current liabilities	14,784,998	18,113,550
Long-term debt	19,798,372	20,579,977
Commitments and contingencies	—	-
Convertible subordinated notes, net of debt discount of $6,928,411 and $7,423,596 (Note 3)	571,589	76,404
Mandatorily redeemable convertible preferred stock	4,627,561	4,600,107
Stockholders’ equity
Preferred stock (Aggregate liquidation preference $2,330,000; $1 par, 5,000,000 shares authorized)
Series H Junior Participating (0 shares outstanding)	—	—
Series J (233 shares outstanding)	233	233
1998 Convertible (0 shares outstanding)	—	—

Total preferred stock	233	233
Common stock: $.10 par; 50,000,000 shares authorized 29,912,930 and 29,528,432 shares issued	2,991,293	2,952,845
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	120,195,853	120,226,050
Accumulated deficit	(100,117,660)	(98,501,791)
Accumulated other comprehensive income	963,132	1,033,616
Treasury stock, at cost:523,662 and 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	21,135,210	22,813,312

	$60,917,730	$66,183,350

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended March 27, 2004 and March 29, 2003

	March 27,	March 29,
	2004	2003
	(unaudited)	(unaudited)
Net revenues	$16,934,600	$17,411,728

Operating costs and expenses
Cost of products sold	4,990,482	4,816,239
Center operating expenses	9,142,814	8,415,702
General and administrative expenses	2,455,249	2,446,128
Depreciation and amortization	614,790	908,918

Total operating costs and expenses	17,203,335	16,586,987

Income (loss) from operations	(268,735)	824,741
Non-operating income (expense):
Interest income	3,857	4,218
Interest expense (including approximately $532,000 and $0 of non-cash debt discount amortization)	(1,173,272)	(522,885)

Income (loss) from continuing operations	(1,438,150)	306,074
Discontinued operations
Income from discontinued operations	—	43,478

Net income (loss)	(1,438,150)	349,552
Dividends on preferred stock	(177,719)	(148,324)

Net income (loss) applicable to common stockholders	$(1,615,869)	$201,228

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — basic	$(0.05)	$0.01

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — basic diluted	$(0.05)	$0.00

Net income (loss) applicable to common stockholders per common share — basic	$(0.05)	$0.01

Net income (loss) applicable to common stockholders per common share — diluted	$(0.05)	$0.00

Weighted average number of shares of common stock outstanding — basic	30,423,636	30,426,106

Weighted average number of shares of common stock outstanding — diluted	30,423,636	55,836,097

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 27, 2004 and March 29, 2003

	March 27,	March 29,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(1,438,150)	$349,552
Loss from discontinued operations	—	43,478

Net income (loss) from continuing operations	(1,438,150)	306,074
Adjustments to reconcile net (loss) gain to net cash (used in) provided by operating activities:
Depreciation and amortization	614,790	908,918
Provision for doubtful accounts	62,285	37,750
Debt discount amortization	531,767	—
Principal payments on long-term debt made through preferred pricing reductions	(730,201)	(725,001)
Interest on Siemens Tranche D	155,683	192,506
(Increase) decrease in:
Accounts and notes receivable	(303,260)	(829,551)
Inventories	97,896	(105,943)
Prepaid expenses and other	138,760	(114,906)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,005,642)	2,552,511
Accrued salaries and other compensation	628,200	(748,712)

Net cash (used in) provided by continuing operations	(2,247,872)	1,743,646
Net cash (used in) provided by discontinued operations	—	135,711

Net cash (used in) provided by operations	(2,247,872)	1,609,357

Cash flows from investing activities
Purchase of property and equipment	(101,084)	(106,360)
Capital expenditures of discontinued operations	—	(7,598)
Proceeds from sales of discontinued operations	103,327	—

Net cash provided by (used in) investing activities	2,243	(113,958)

Cash flows from financing activities
Proceeds from issuance of long-term debt	500,000	3,500,000
Payments on long-term debt from discontinued operations	—	(13,981)
Principal payments on long-term debt	(1,969,737)	(338,306)
Proceeds from exercise of employee stock options	—	(1,700)
Dividends on preferred stock	(373,007)	(234,950)

Net cash provided by (used in) financing activities	(1,842,744)	2,911,063

Effects of exchange rate changes on cash	(14,344)	52,345

Net increase (decrease) in cash and cash equivalents	(4,102,717)	4,458,807
Cash and cash equivalents at beginning of period	6,714,881	2,410,023

Cash and cash equivalents at end of period	$2,612,164	$6,868,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$170,049	$25,545

Supplemental schedule of non-cash investing and financing activities:
Issuance of capital lease in exchange for property and equipment	—	315,887

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2003.

1. Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of centers to serve the needs of the hearing impaired. As of March 27, 2004, the Company has a network of 156 company-owned hearing care centers in 11 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the company with employer groups, health insurers and benefit sponsors in 49 States. The centers and the network providers provide audiological products and services for the hearing impaired.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Income (loss) per common share

Net income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) per common share – basic is based on the weighted average number of common shares outstanding during the year. Net income (loss) per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Convertible subordinated notes, mandatorily redeemable convertible preferred stock, convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per common share because the effect of their inclusion would be anti-dilutive.

Due to the Company’s net loss in the first quarter of 2004, the following common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock of 9,500,768 were excluded from the computation of net loss per common share – diluted at March 27, 2004 because they were anti-dilutive. For purposes of computing net income (loss) per common share – basic and diluted, for the quarters ended March 27, 2004 and March 29, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 750,788 and 3,456,793, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination with Helix for financial reporting purposes.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from

HearUSA, Inc.
Notes to Consolidated Financial Statements

investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net income (loss) for period	$(1,438,150)	$349,552
Other comprehensive income:
Foreign currency translation adjustments	70,484	216,742

Comprehensive income (loss) for the period	$(1,367,666)	$566,294

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

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net income (loss) applicable to common stockholders As reported	$(1,615,869)	$201,228
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(93,000)	(45,000)

Pro forma	$(1,708,869)	$156,228

Income (loss) per share – basic and diluted
As reported	$(0.05)	$0.01

Pro forma	$(0.06)	$0.01

For purposes of the above disclosure, the determination of the fair value of stock options granted in 2004 and 2003 was based on the following: (i) a risk free interest rate of 2.23%, and 3.42% respectively; (ii) expected option lives ranging from 5 to 7 years; (iii) expected volatility in the market price of the Company’s common stock of 94% and 95%, respectively; and (iv) no dividends on the underlying common stock.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified in order to conform to the 2004 presentation.

2. Stockholders’ Equity

HearUSA, Inc.
Notes to Consolidated Financial Statements

Common stock

During the quarter ended March 27, 2004, 75,000 employee options were issued at an exercise price of $2.31 and no employee options or warrants were exercised.

3. Convertible Subordinated Notes

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

Proceeds from this financing have been used to repay the $2 million financing issued on October 3, 2003. In addition approximately $1.8 million of the net proceeds were used to make payments to Siemens in early fiscal 2004 under the Credit Agreement, including 50% against the Tranche D Loan and 50% against the Tranche E Loan. The balance of the net proceeds was used for working capital. As of December 27, 2003, $500,000 of the financing proceeds was recorded as a subscription receivable under the caption accounts and notes receivable in the accompanying consolidated balance sheet, and was received in January 2004.

For the first two years of the term of the convertible subordinated notes, beginning on March 25, 2004, the Company will make quarterly payments of interest only. Beginning on March 25, 2006, the Company will make twelve equal quarterly payments of principal plus interest. Payments of interest and principal may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate aggregate amount of maturities of the convertible subordinated notes maturing in future years as of March 27, 2004, is $2,500,000 in each of 2006, 2007 and 2008.

In addition to the 2,642,750 common stock purchase warrants issued to the investors in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 are being amortized as interest expense using the effective interest method over the five year term of the notes.

The Company recorded a “debt discount” of approximately $7,488,000 consisting of the intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The “debt discount” is being amortized as interest expense over the five-year term of the notes using the effective interest method.

During the first quarter of 2004, approximately $723,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $532,000. The future amortization non-cash debt discount and prepaid finder fees will be amortized as interest expense over the next five years are approximately $1,595,000 for the remainder of 2004, $2,151,000 in 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or

HearUSA, Inc.
Notes to Consolidated Financial Statements

warrants, the Company will be required to accelerate the debt discount to the period in which the exercise or conversion occurs.

4. Discontinued Operations

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. The sale agreement provided for total payments to the Company of approximately $1.7 million, which included in part payment of pre-existing debt, owed the Company by Forget & Sauve of approximately $1.6 million. The Company received an initial cash payment of $700,000 at closing and $1 million over the five following months, including an amount of approximately $103,000 received in January 2004.

The three Quebec subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented. The sale resulted in a loss on disposal of approximately $105,000 recorded in the second quarter of 2003. Net revenues of the discontinued operations for the quarter ended March 29, 2003 were approximately $1,168,000 and pre-tax net income of the discontinued operations was $43,478.

5. Segments

The Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total
Net revenues
3 months ended 3/27/04	$16,667,000	$12,000	$256,000	—	$16,935,000
3 months ended 3/29/03	17,124,000	19,000	269,000	—	17,412,000
Income (loss) from operations
3 months ended 3/27/04	2,169,000	(5,000)	122,000	(2,555,000)	(269,000)
3 months ended 3/29/03	3,875,000	(14,000)	130,000	(3,166,000)	825,000
3 months ended 3/27/04
Depreciation and amortization	514,000	—	1,000	100,000	615,000
Identifiable assets	47,893,000	—	1,226,000	11,799,000	60,918,000
Capital expenditures	77,000	—	—	24,000	101,000
3 months ended 3/29/03
Depreciation and amortization	428,000	—	1,000	480,000	909,000
Identifiable assets	49,728,000	—	1,232,000	15,223,000	66,183,000
Capital expenditures	95,000	—	—	11,000	106,000

Incomes (losses) from operations at the segment level are computed before general and administrative expenses.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Information in U.S. Dollars concerning geographic areas as of and for the quarters ended March 27, 2004 and March 29, 2003 are as follows:

	United States	Canada	United States	Canada
	2004	2004	2003	2003
	$	$	$	$
Net revenues	15,442,000	1,493,000	16,356,000	1,056,000
Long-lived assets	39,945,000	9,319,000	41,361,000	8,408,000

Net revenues by geographic area are allocated based on the location of the subsidiary operations.

6. Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables”, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement did not have a material effect on the Company’s consolidated results of operations or financial position.

7. Liquidity

Working capital decreased $1.5 million to a working capital deficit of $3.8 million as of March 27, 2004 from a working capital deficit of $2.3 million as of December 27, 2003. The working capital deficit of $3.8 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions. In the first quarter of 2004, the Company incurred losses from operations of approximately $269,000 compared to income generated from operations of $825,000 in 2003. Cash and cash equivalents as of March 27, 2004 was approximately $2.6 million.

The Company believes that the shortfall in revenues in the first quarter of 2004 was not lost revenues but delayed revenues attributable to delays in the Company’s contract with the Department of Veteran Affairs and managed care contracts and related promotions. The Company expects such revenues to occur in the remainder of 2004. The Company believes that current cash and cash equivalents and expected cash flow from operations will be sufficient to support the Company’s operational needs through the next twelve months. There can be no assurance, however, that the Company will achieve its expected cash from operations or that net revenue levels will increase above the current level and that unexpected cash needs will not arise

HearUSA, Inc.
Notes to Consolidated Financial Statements

for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company would consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

In the first quarter of 2004, the Company generated a net of loss of approximately $1.6 million, compared to a net income of approximately $201,000 in 2003. The first quarter of 2004 loss includes a non-cash interest expense of approximately $532,000 representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes financing completed in December 2003.

RESULTS OF OPERATIONS

For the three months ended March 27, 2004 compared to the three months ended March 29, 2003

Net revenues in the first quarter of 2004 decreased approximately $477,000, or 2.7%, compared to the first quarter in 2003. This decrease was net of an increase of approximately $190,000 related to a favorable change in the average Canadian exchange rate from 2003 to 2004. The gross decrease of approximately $667,000 is mainly due to a decrease of approximately 8.8% in hearing aids sold during the quarter representing approximately $1.4 million in decreased revenues, offset by an increase in the average selling price of approximately 5.2% representing approximately a $720,000 increase in revenues. Unlike the first quarter of 2003, the first quarter of 2004 did not benefit from an aggregate of approximately $1.5 million in revenues from income of a special contract and an excess of undelivered hearing aids from the prior quarter. As of March 27, 2004, the cumulative amount of preferred pricing reductions received from Siemens is approximately $6,751,000, reducing the original debt (Tranches A, B and C) from approximately $14,104,000 to $ 7,353,000.

Cost of products sold in the first quarter of 2004 increased approximately $174,000, or 3.6%, compared to the first quarter in 2003. Included in the cost of products sold are preferred pricing reductions of approximately $938,000 and $1,006,000 for the first quarter 2004 and the first quarter 2003. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the credit agreement, against the principal and interest payments due on Tranches A, B and C. The cost of products sold as a percent of net revenues was 29.5% and 27.7% for the first quarter 2004 and the first quarter 2003, respectively. The increase in cost of products sold, in dollars and as a percent of net revenues is attributable to increases in prices from our vendors and a change in the mix of products sold. The increase, as a percent of net revenues, was partially offset by an increase in average selling price mentioned.

Center operating expenses increased approximately $727,000, or 8.6%, in the first quarter of 2004 compared to the first quarter of 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $350,000 and $300,000, respectively. The increase in compensation is attributable in part to annual increases to employees at the center level and in part to commissions and bonuses. The increase in commissions and bonuses is due to changes to some of the compensation programs during the second quarter of 2003 and the increases in the number of centers achieving their revenue goal in the first quarter of 2004 compared to the first quarter of 2003. The increase in marketing is attributable to increase in the frequency in the Company’s advertising to the private pay sector compared to the first quarter of the prior year.

General and administrative expenses for the quarter remained constant as compared to the year ago period at approximately $2.4 million.

Depreciation and amortization expense decreased $294,000 or 32.3% in 2003. This decrease is due to certain property and equipment being fully depreciated.

Interest expense increased $650,000 or 124% in the first quarter of 2004 compared to the first quarter in 2003, of which approximately $532,000 is non-cash as explained below. This increase is attributable to approximately $67,000 in interest on the credit facility with Siemens due to the issuance of Tranche E in

March 2003 and approximately $723,000 of interest (including the non-cash portion) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease of approximately $140,000 in interest on existing balances due to repayments of principal during 2003.

The non-cash charge of $532,000 included in the interest expense is the amortization of the debt discount resulting from the intrinsic value of the beneficial conversion option, and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003. This non-cash charge does not have an impact on the liquidity and working capital of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a secured credit facility from Siemens comprised of (a) a $10,875,000 five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 five-year term loan facility (the Tranche C Loan); (d) a $13,000,000 five-year term loan credit facility (the Tranche D Loan); and (e)a $3,500,000 five-year term loan (the Tranche E loan). At March 27, 2004, $5,324,991, $78,000, $1,950,000, $12,090,250 and $2,590,250, respectively, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, were outstanding. As of March 27, 2004, approximately $24,905,000 is available to the Company for acquisitions under Tranche B of the credit facility.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at prime (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only, at a rate of 10% per annum, on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens. During the first quarter of 2004 and 2003, approximately $938,000 and $1,006,000, of earned preferred pricing reductions, were recorded as a reduction of cost of products sold, and $208,000 and $281,000 of interest, and $730,000 and $725,000 of principal, has been repaid through such preferred pricing reductions. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of “Excess Cash Flow” (as defined in the credit agreement) for such fiscal year end. As a result of the December 2003 financing, the Company paid Siemens approximately $1.8 million in January of 2004, of which approximately $910,000 million was to against Tranche D and approximately $910,000 to Tranche E, based on approval by Siemens of the application of these payments. Also, the Company paid an amount of approximately $314,000 on April 30, 2004 to Siemens representing the payment equal to 20% of the Company’s 2003 “Excess Cash Flow”.

The Siemens credit facility includes certain financial and other covenants of the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the occurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of March 27, 2004, the Company was in compliance with those payment provisions. In the event of noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

As of March 27, 2004, working capital decreased $1.5 million to a working capital deficit of $3.8 million, from a working capital deficit of $2.3 million as of December 27, 2003. The working capital deficit of $3.8 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions. In the first quarter of 2004, the Company incurred losses from operations of approximately $269,000 compared to income generated from operations of $825,000 in the first quarter of 2003. Cash and cash equivalents as of March 27, 2004 was approximately $2.6 million.

The Company believes that the shortfall in revenues in the first quarter of 2004 was not lost revenues but delayed revenues attributable to delays in the Company’s contract with the Department of Veteran Affairs and managed care contracts and related promotions. The Company expects such revenues to occur in the remaining of 2004. The Company believes that current cash and cash equivalents and expected cash flow from operations will be sufficient to support the Company’s operational needs through the next twelve months. There can be no assurance, however, that the Company will achieve its expected cash from operations or that net revenue levels will increase above the current level and that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company would consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 27, 2004:

	Payments due by period
		Less			More
		than 1	1–3	4–5	than 5
Contractual obligations	Total	year	years	years	years
Long-term debt (1)	$24,474,000	$4,679,000	$5,980,000	$13,815,000	$—
Interest to be paid on long-term debt (2)	3,863,000	894,000	743,000	2,226,000	—
Operating leases	15,029,000	5,487,000	8,328,000	1,126,000	88,000
Convertible subordinated notes (3)	7,500,000	—	2,500,000	5,000,000	—
Interest to be paid on convertible subordinated notes	2,391,000	834,000	1,237,000	320,000	—
Manditorily redeemable convertible preferred stock and redemption premiums (4)	4,928,,000	—	4,928,000	—	—
Premiums to be paid on manditorily redeemable convertible preferred stock	1,756,000	1,004,000	752,000	—	—
Purchase obligations	1,735,000	730,000	1,005,000	—	—

Total contractual cash obligations	$61,676,000	$13,628,000	$25,473,000	$22,487,000	$88,000

(1)	Approximately $7.4 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year, $4.5 million in years 1-3.

(2)	Interest on long-term debt excludes $1,314,000 of accrued but unpaid interest on Tranche D presented with long-term debt on the balance sheet.

(3)	These notes and corresponding interest can be repaid at the option of the Company in common stock at the time payment becomes due.

(4)	Includes approximately $265,000 of the 8% premium payable upon redemption in December 2006, of which $64,000 has been accreted as of March 27, 2004.

Net cash provided by operating activities decreased from $1.6 million in the first quarter of 2003 to net cash used in operating activities of $2.2 million in the first quarter of 2004. The decrease in net cash provided by operating activities was primarily the result of a change from a net income of approximately

$350,000 to a net loss of approximately $1.4 million between periods, a net increase in accounts receivable, inventories and prepaid expenses of approximately $67,000 in 2004, compared to a net decrease of approximately $1.1 million in 2003, and a net decrease in accounts payable accrued expenses of approximately $1.4 million in 2004, compared to a net decrease of approximately $1.8 million in 2003.

Net cash used in investing activities increased from approximately $114,000 in the first quarter of 2003 to net cash provided by investing activities of $2,243 in the first quarter of 2004 as a result of the collection of approximately $103,000 related to the discontinued operations. (See Note 4 of the Consolidated Financial Statements herein.)

Net cash provided by financing activities decreased from approximately $2.9 million in the first quarter of 2003 to net cash used by financing activities of approximately $1.8 million in the first quarter of 2004. This decrease is primarily the result of the net proceeds of $3,500,000 from the Siemens Tranche E Loan in 2003, offset by an increase in the payments on long-term debt of $1.6 million in 2004 compared to 2003. This increase is related to the payment of $1.8 million made to Siemens in January of 2004 on Tranches D and E as explained in Note 3 of the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Goodwill

The majority of the Company’s goodwill resulted from the combination with Helix. On an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter of 2002 and 2003, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

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

In these circumstances, historical data shows that the benefit will generally be over utilized the first year, appropriately utilized the second year and under-utilized the third year. The Company estimates an allowance to reduce the accounts receivable from over-utilization to a level equivalent to the estimated future under-utilization during the remaining term of the benefit.

Allowance for doubtful accounts

Certain of the accounts receivable of the Company are from health insurance and managed care organizations and government agencies. These organizations could take up to nine months before paying a claim made by the Company and also impose a limit on the time the claim can be billed. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each organization’s trade accounts receivable.

In order to estimate the allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $26,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables”, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement did not have a material effect on the Company’s consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in derivative transactions. The Company is exposed to Canadian currency exchange rates and the Company is not hedging that exposure. Differences in the fair value of investment securities are not material; therefore the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value is subject to changing market interest rates:

Long-Term Debt and Convertible Subordinated Notes

		Fixed Rate
	Variable Rate
	Prime	Yr 1 – 2
	Rate	11%
	+1%note	Yr 3 – 5 8%			10%note
	due April	due November	10%notes	10%notes	due Dec 1,
As of March 27, 2004:	2007	2008	due 2008	due 2007	2006	Other notes		Total
Estimated cash inflow
(outflow) by fiscal
year of principal
maturity	$	$	$	$	$	$		$
2004	(555,000)	—	(411,000)	(466,000)	(1,725,000)		(603,000)		(3,760,000)
2005	—	—	(597,000)	(621,000)	(2,300,000)		(418,000)		(3,936,000)
2006	—	(2,500,000)	(660,000)	(621,000)	(1,300,000)		(53,000)		(5,134,000)
2007	(12,849,000)	(2,500,000)	(729,000)	(320,000)	—		(56,000)		(16,454,000)
2008	—	(2,500,000)	(193,000)	—	—		—		(2,693,000)

Total	(13,404,000)	(7,500,000)	(2,590,000)	(2,028,000)	(5,325,000)		(1,130,000)		(31,977,000)

Estimated fair value	(13,404,000)	(7,500,000)	(2,590,000)	(2,028,000)	(5,325,000)		(1,130,000)		(31,977,000)

Carrying Value	(13,404,000)	(7,500,000)	(2,590,000)	(2,028,000)	(5,325,000)		(1,130,000)		(31,977,000)

Item 4. Controls and Procedures

a.	As of the end of the period covered by this report, the Company evaluated the effectiveness of its disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)).

2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amended and Restated By-Laws of HearUSA, Inc. (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ending December 27, 2003 (File No. 001-11655)).

4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).

4.2	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.3	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.4	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement (incorporated herein by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002).

4.5	Form of Investor Warrant to purchase Common Stock issued in connection with October 1, 2003 private placement (incorporated herein by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (File No. 001-11655)).

4.6	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

4.7	Form of Five-Year Warrant to purchase Common Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

10.1*	Employment Agreement, dated May 12, 2003 with Dr. Paul A. Brown

10.2*	Employment Agreement, dated May 12, 2003 with Stephen J. Hansbrough

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

May 10, 2004

/s/Stephen J. Hansbrough

Stephen J. Hansbrough
Chief Executive Officer
HearUSA, Inc.

/s/Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.