Form 10-K/A
period 2003-12-27
HEARUSA INC
filed 2004-05-25
CIK 821536

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

For the transition period from to

Commission file number 001-11655

HearUSA, Inc.

Exact Name of Registrant as Specified in Its Charter

Delaware	22-2748248
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida (Address of Principal Executive Offices)	33407 (Zip Code)

Registrant’s Telephone Number, Including Area Code

(561) 478-8770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	American Stock Exchange

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

     On April 30, 2004, 30,423,636 shares of the Registrant’s common stock were outstanding, including 750,788 of exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

      This Amendment No. 1 to Form 10-K amends all of Part III of the Form 10-K filed March 25, 2004 to set forth the information incorporated by reference to the Registrant’s definitive proxy statement for the 2004 annual meeting (“2004 Proxy Statement”). The 2004 Proxy Statement was filed with the Securities and Exchange Commission on April 27, 2004. The information set forth in this Amendment No. 1 to Form 10-K is identical to the information set forth in the 2004 Proxy Statement in response to the items included in Part III.

PART III

Item 10.	Directors and Executive Officers

Directors

	Director	Position with
Name and Age	Since	the Company

Paul A. Brown (65)	1986	Chairman of the Board
Stephen J. Hansbrough (57)	1997	Chief Executive Officer and Director
Thomas W. Archibald (65)	1993	Director
David J. McLachlan (65)	1986	Director
Joseph L. Gitterman III (66)	1997	Director
Michel Labadie (50)	2002	Director

      Paul A. Brown, M.D. holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. Dr. Brown founded HearUSA in 1986 and has served as Chairman of the Board since that time and Chief Executive Officer until July 2002. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. (“MetPath”), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning in 1982 for $140 million. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and part-time lecturer in pathology at Columbia University College of Physicians and Surgeons.

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

      Thomas W. Archibald attended the London School of Economics and received a B.A. degree in economics from Denison University and a Juris Doctor degree from the Ohio State University Law School. He retired from the Bank of New York in 1995, where he served as Executive Vice President of the Personal Trust Sector. He held that position at Irving Trust Company when it merged with The

Bank of New York in 1988. Mr. Archibald is a past Director of Group Health Incorporated, the only not-for-profit health insurance carrier chartered to operate throughout New York State.

      David J. McLachlan holds a bachelor of arts degree from Harvard College and a M.B.A. from the Harvard Business School. Since June 1999, he has been a Senior Advisor to Genzyme Corporation. Prior to June 1999, Mr. McLachlan was the Executive Vice President and Chief Financial Officer of Genzyme Corporation, a position he held since December 1989. Prior to that he was the Vice President, Treasurer and Chief Financial Officer of Adams-Russell Co., Inc., an owner and operator of cable television systems and Adams-Russell Electronics, Inc. a defense electronics manufacturer. Mr. McLachlan currently serves as a director of Skyworks Solutions, Inc., a wireless semiconductor company, and Dyax Corp., a biotechnology company.

      Joseph L. Gitterman, III is the manager of EIP Group LLC, an investing, trading and consulting firm which he founded in 1994. Until 1994, he was the Senior Managing Director of LeBranche & Co. He was a member of the New York Stock Exchange for over thirty years and was appointed a Governor in 1986. At the New York Stock Exchange, he served on more than fourteen committees, serving as chairman of some of them. He is director of Classic Turf Co., Intrepid International, Mill Bridge Inc. and Custom Data Services.

      Michel Labadie, B.Sc., M.Sc., MBA. Mr. Labadie was a Director of Helix Hearing Care of America Corp before the combination with HearUSA, Inc. He currently is President and Chief Executive Officer of Les Pros de la photo (Quebec) Inc., the largest photo finishing company in Canada, and has been since 1992. He has also spent several years working as the head of the Venture Capital, Portfolio Management and Mergers and Acquisition Departments of a major financial institution. He currently serves as a director for several private companies.

      There are no family relationships between or among any directors or executive officers of the Company.

Director Compensation

      During 2003, the Company paid each non-employee director a meeting fee of $500 for each in-person meeting of the Board that they attended and a fee of $250 for each telephonic Board or special committee meeting in which they participated. Also in 2003, the Company granted to each non-employee director a stock option to acquire up to 25,000 shares of common stock. As of January 1, 2004, the Company changed its policy to pay directors a meeting fee of $1,000 for each in-person meeting of the Board that they attend and of $500 for each telephonic meeting of the Board that they attend and special committee meeting in which they participate. In addition, the Company will pay each non-employee director an annual retainer fee of $15,000 upon such director’s election (or re-election) to the Board, the first such retainer payments to be made after the 2004 election of directors. The Company continues to reimburse directors for their out-of-pocket expenses for attendance at meetings of the Board.

Audit Committee

      Messrs. Archibald, Gitterman and McLachlan are the current members of the Audit Committee. During 2003, Messrs. Labadie and Bourgie were also members of the Audit Committee. Each current member of the Audit Committee is “independent” as defined by the American Stock Exchange listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and Mr. McLachlan is an “audit committee financial expert” within the meaning of the rules and regulations adopted by the Securities and Exchange Commission. The Audit Committee operates under a written charter, which is attached as an appendix to this proxy statement and is available on the Company’s website at www.hearusa.com.

Code of Ethics

      The Board of Directors has adopted a Code of Ethics applicable to all of the Company’s directors, officers and employees, a copy of which is available on the Company’s website at www.hearusa.com.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own beneficially more than ten percent of any class of equity security of the Company to file with the Securities and Exchange Commission initial reports of such ownership and reports of changes in such ownership. Officers, directors and such beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 27, 2003, all Section 16(a) filing requirements applicable to its executive officers and directors were made except as follows: The Company granted options to each director and officer on April 1, 2003. Each of Dr. Brown, Messrs. Archibald, Bourgie, Chouinard, Gitterman, Labadie, McLachlan and Hansbrough and Ms. Taylor filed a Form 4 late to report the receipt of that option grant.

Executive Officers

      The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.	Executive Compensation

      The following table sets forth the annual and long-term compensation for services rendered in all capacities to the Company during the 2003, 2002 and 2001 fiscal years of those persons who were at fiscal year-end 2003 (i) the Chief Executive Officer and (ii) the other executive officers whose salary and bonus exceeded $100,000 (these four persons are collectively referred to herein as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term
				Compensation
Name and		Salary	Bonus	Options
Principal Position	Year	($)	($)	(#)

Paul A. Brown, M.D.	2003	$240,000	-0-	200,000
Chairman	2002	294,000	-0-	-0-
	2001	300,000	15,000	-0-

Stephen J. Hansbrough	2003	$250,000	-0-	250,000
Chief Executive Officer	2002	266,000	-0-	-0-
	2001	275,000	-0-	-0-

Gino Chouinard(1)	2003	$150,000	-0-	200,000
Chief Financial Officer	2002	91,000	-0-	74,595

Donna L. Taylor	2003	$149,000	-0-	150,000
Senior Vice President	2002	159,000	-0-	-0-
Sales and Operations	2001	165,000	8,250	80,000

(1)	Mr. Chouinard became an employee and executive officer of the Company in 2002.

Employment Agreements

      The Company has entered into an employment agreement with Dr. Paul A. Brown to serve as Chairman of the Board for a term ending in 2008. The Company has entered into a substantially similar employment agreement with Stephen J. Hansbrough to serve as Chief Executive Officer for a term ending in 2008. Each of the employment agreements provides that the executive will be entitled to receive base compensation and performance bonuses and to participate in and receive benefits under the Company’s welfare benefit and similar employee benefit plans generally made available by the Company to other key employees. Dr. Brown’s base compensation for the first year of the agreement was $300,000 per year, and Mr. Hansbrough’s base compensation for the first year of the agreement was $275,000 per year. Such annual compensation is subject to review annually by the Board. In 2002 and for all of 2003, Dr. Brown and Mr. Hansbrough voluntarily reduced their salaries to $240,000 and $250,000 per year, respectively. In respect of annual bonuses, if in any calendar year the Company achieves the net income targets approved by the Board, the Company has agreed to pay the executive a bonus equal to at least 50% of the executive’s base salary. In addition, if in any calendar year the Company achieves the target net income approved by the Board for such year, the executive is entitled to receive a cash bonus equal to 1% of such net income for such year. Each executive is entitled to reimbursement of his reasonable and necessary business expenses in connection with the performance of his duties consistent with guidelines established by the Company’s Board of Directors. Concurrent with the execution of the employment agreements in 1999, and pursuant to the terms of the agreements, each executive was granted an option to purchase shares of the Company’s Common Stock. Dr. Brown was granted an option to acquire 100,000 shares and Mr. Hansbrough was granted an option to acquire 113,246 shares. Each option was granted with an exercise price equal to the market value of the common stock on the date of grant and is now vested.

      Each of the employment agreements contains termination and change in control provisions. If the executive is terminated with “cause” or if the executive terminates without good reason before or after a change in control, the Company will be required to pay only amounts earned through the date of termination. If the executive terminates because the Company has breached the employment agreement or if the Company terminates the executive without cause (before a change in control), the Company must pay the executive an amount equal to the base salary in effect for the duration of the term as in effect immediately before the date of termination or, if more than three years of the term have elapsed on the date of such termination, an amount equal to one year’s salary. In addition, the executive is entitled to payment of a bonus equal to one times the average of all bonus and other incentive payments made by the Company to the executive over the then prior two years plus the pro rata portion of the bonus payable for the year of the termination. In such circumstances, the Company will be obligated to continue the executive’s medical, dental, life and other insurance and benefit program coverage for 18 months, and the executive shall be fully vested in all options and similar rights previously granted to him and shall have a period of two years within which to exercise such rights.

      Each of the employment agreements provides that in the event the executive is terminated by the Company without cause on or after a change in control or if the executive terminates with good reason after a change in control, the Company must pay the executive a minimum of three times the executive’s base salary plus an amount equal to three times the average of all bonus and other incentive payments made by the Company to the executive over the then preceding two years. All options and other rights will then be fully vested and the executive will have three years within which to exercise such rights. The Company also will be responsible for maintaining the executive’s medical, dental, life and other insurance and benefit program coverage for a three year period.

      In the event of the executive’s death or termination because of disability, all then outstanding options and similar rights shall become fully vested and the executive or his legal representatives may exercise such rights for a one year period following the executive’s death or termination for disability.

      The agreements provide for “gross up” payments to the executive to cover the executive’s incremental tax liabilities in the event payments made under the agreements are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Option Grants In Last Fiscal Year

      The following table sets forth information with respect to the grants of options to the Named Executive Officers during the fiscal year ended December 27, 2003:

					Potential
	Individual Grants				Realizable Value at
					Assumed Annual
		Percent of			Rates of Stock
		Total Options			Price Appreciation
		Granted to			For Option Term
	Options	Employees in	Exercise
	Granted	Fiscal Year	Price	Expiration	5%	10%
Name	(#)	(%)	($/Share)	Date	($)	($)

Paul A. Brown, M.D.	200,000	11.20%	$0.35	3/31/2013	$44,203	$111,562

Stephen J. Hansbrough	250,000	14.01%	$0.35	3/31/2013	$55,028	$139,452

Gino Chouinard	200,000	11.20%	$0.35	3/31/2013	$44,203	$111,562

Donna L. Taylor	150,000	8.40%	$0.35	3/31/2013	$33,017	$83,671

Option Exercises in Last Fiscal Year and Aggregated Fiscal Year End Option Values

      The following table sets forth certain information with respect to stock option exercises and unexpired stock options held by the Named Executive Officers as of December 27, 2003:

	Shares		Number of	Value of Unexercised
	Acquired	Value	Unexercised Options	In-the-Money Options at
	On Exercise	Realized	Fiscal Year-End	Fiscal Year-End
	(#)		(#)	($)

			Exercisable/	Exercisable/
Name			Unexercisable	Unexercisable

Paul A. Brown, M.D.	-0-	-0-	110,000/200,000	-0-/384,000

Stephen J. Hansbrough	-0-	-0-	581,250/250,000	459,585/480,000

Gino Chouinard	-0-	-0-	74,595/200,000	-0-/384,000

Donna L. Taylor	-0-	-0-	83,126/150,000	16,200/288,000

Report of the Compensation Committee

      The Company’s executive compensation program is administered by the Compensation Committee, which was formed on March 26, 2003. Prior to that time, the Board of Directors administered the Company’s executive compensation program. In addition to base salary, compensation for the Company’s executive officers may include annual performance bonuses and stock options and stock grants pursuant to the Company’s stock incentive plan. It is the intention of the Compensation Committee to use salary and bonuses as compensation for current and past performance, while using stock options and restricted stock grants to provide incentives for superior long-term performance.

      To establish compensation for the Company’s executive officers for 2003, the Board of Directors and then the Compensation Committee used subjective performance evaluations, compensation statistics of other similar size health care organizations and, with respect to executive officers other than Mr. Hansbrough, the salary recommendations of Mr. Hansbrough. Each of Dr. Brown and Mr. Hansbrough’s salary was set at a level below that of their respective employment agreements as a result of their agreement to a voluntary reduction in annual salary. In respect of the bonus opportunity for the Company’s executive officers, the Board set certain performance criteria, the attainment of which could entitle the executive officer to earn a cash bonus equal to one half of his base salary. The performance criteria were not met in 2003.

BOARD OF DIRECTORS: Paul A. Brown M.D., Chairman Stephen J. Hansbrough Thomas W. Archibald David L. McLachlan Joseph L. Gitterman, III Michel Labadie Pierre Bourgie	COMPENSATION COMMITTEE: Thomas W. Archibald, Chairman David L. McLachlan Joseph L. Gitterman, III Michel Labadie Pierre Bourgie

Compensation Committee Interlocks and Insider Participation

      Dr. Brown is the Chairman of the Board of Directors and an officer of the Company. Mr. Hansbrough is the Chief Executive Officer of the Company. The other members of the Board of Directors and Compensation Committee in 2003 were not employees or former employees of the Company. Since March 26, 2003, the Compensation Committee has consisted of no employees or former employees of the Company. Messrs. Labadie and Bourgie have relationships with the Company described under “Certain Relationships and Related Transactions,” below.

Common Stock Performance

      The Common Stock has been traded on the American Stock Exchange since March 15, 1996. Prior thereto, the Company’s stock was traded on the over-the-counter market with prices being reported by the National Association of Securities Dealers, Inc., OTC Bulletin Board Service. The closing price of the Common Stock at December 27, 2003 was $2.27 per share. As part of the executive compensation information presented in the proxy statement, the Securities and Exchange Commission requires a five-year comparison of the stock performance for the Company with stock performance of other companies. For comparison purposes, the Company has selected each of the AMEX Market Value (U.S.) Index and a Peer Group. The graph below reflects all comparison indexes and depicts a comparison of five-year cumulative total returns for each of the Company, the AMEX Market Value (U.S.) and a Peer Group. The Peer Group was prepared by Research Data Group, Inc. and is composed of approximately 76 companies that were former members of the JP Morgan H&Q Healthcare (excluding biotechnology) Index. Specific information regarding the companies comprising the Peer Group will be provided to any stockholder upon request to the Secretary of the Company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG HEARUSA, INC., THE AMEX MARKET VALUE (U.S.) INDEX
AND A PEER GROUP

*	$100 invested on 12/31/98 in stock or index — including reinvestment of dividends. Fiscal year ending December 31.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

      The following table sets forth, as of April 15, 2004, the names of all persons known by the Company to be beneficial owners of more than five percent of the Common Stock. These persons own no Exchangeable Shares. As of April 15, 2004, there were 29,943,594 shares of Common Stock issued and outstanding, and 480,042 Exchangeable Shares issued and outstanding (excluding Exchangeable Shares owned by the Company and its subsidiaries).

	Amount and Nature
Name and Address of	of Beneficial		Percent of
Beneficial Owner	Ownership		Class*

Paul A. Brown, M.D.	2,625,000	(1)	8.35%
1250 Northpoint Parkway
West Palm Beach, FL 33407

Les Partenaires de Montreal, s.e.c	1,591,650	(2)	5.21%
1980 Rene Levesque Quest
Montreal, QC
Canada, H3H 1R6

Michel Labadie	2,219,468	(3)	6.89%
90, Beaubien Street West
Montreal, Quebec
Canada, H2S 1V6

Pierre Bourgie	1,852,696	(4)	5.75%
1980 Rene Levesque Quest
Montreal, QC
Canada, H3H 1R6

(1)	Includes 310,000 shares of Common Stock subject to options, and 695,000 shares of Common Stock subject to warrants acquired as part of private placements, which are currently exercisable (or exercisable within 60 days).

(2)	Includes 106,110 shares of Common Stock subject to options which are currently exercisable (or exercisable within 60 days). These shares are also reflected in the beneficial ownership of Michel Labadie and Pierre Bourgie.

(3)	Includes 1,485,540 shares of Common Stock and 106,110 shares of Common Stock subject to options which are currently exercisable (or exercisable within 60 days) held by Les Partenaires de Montréal, s.e.c. Michel Labadie is a director of Les Partenaires de Montréal Inc., general partner for Les Partenaires de Montréal, s.e.c. Also includes 733,928 shares plus 160,000 shares which may be acquired upon the exercise of warrants held by Gestion Fremican Inc. Michel Labadie is a shareholder and director of Gestion Fremican Inc. Also includes 42,685 shares of Common Stock issuable to Mr. Labadie upon the exercise of options, all of which are currently exercisable.

(4)	Includes 1,485,540 shares of Common Stock and 106,110 shares of Common Stock subject to options which are currently exercisable (or exercisable within 60 days) held by Les Partenaires de Montréal, s.e.c. Pierre Bourgie is a director of Les Partenaires de Montréal Inc., general partner for Les Partenaires de Montréal, s.e.c. Also includes 76,046 shares plus 160,000 shares which may be acquired upon the exercise of warrants held by 175778 Canada Inc. Pierre Bourgie is a shareholder and director of 175778 Canada Inc. Also includes 25,000 shares of Common Stock issuable to Mr. Bourgie upon the exercise of options which are currently exercisable.

*	Percent of class is calculated as a percentage of issued and outstanding Common Stock and Exchangeable Shares (excluding Exchangeable Shares owned by the Company and its subsidiaries).

Security Ownership of Management

      The following table sets forth, as of April 15, 2004, the number of shares of Common Stock owned beneficially by each director, each Named Executive Officer and all directors and executive officers as a group. These persons own no Exchangeable Shares.

	Amount and Nature of
	Beneficial		Percent of
Name	Ownership(1)		Class*

Paul A. Brown, M.D.	2,625,000	(2)	8.35%
Stephen J. Hansbrough	746,750	(3)	2.39%
Gino Chouinard	128,486	(4)	*
Donna L. Taylor	135,626	(5)	*
David J. McLachlan	199,545	(6)	*
Thomas W. Archibald	240,100	(7)	*
Joseph L. Gitterman, III	334,764	(8)	1.09%
Michel Labadie	2,219,468	(9)	6.89%
Pierre Bourgie	1,852,696	(10)	5.75%
All directors and executive officers as a group (9 persons)	7,145,580	(11)	20.59%

(1)	The named individuals have both investment power and voting power with respect to all securities listed as beneficially owned by them.

(2)	Includes 310,000 shares of Common Stock subject to options, and 695,000 shares of Common Stock subject to warrants acquired as part of private placements, which are currently exercisable (or exercisable within 60 days).

(3)	Includes (i) 643,750 employee stock options which are currently exercisable (or exercisable within 60 days) and (ii) 100,000 shares of common stock issuable upon the exercise of common stock purchase warrants acquired as part of a private placement.

(4)	Includes 124,595 employee stock options which are currently exercisable (or exercisable within 60 days).

(5)	Includes 135,626 employee stock options which are currently exercisable (or exercisable with 60 days).

(6)	Includes (i) 35,500 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable, and (ii) 50,000 shares of common stock issuable upon the exercise of common stock purchase warrants acquired as part of a private placement.

(7)	Includes (i) 33,500 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable, and (ii) 50,000 shares of common stock issuable upon the exercise of common stock purchase warrants acquired as part of a private placement.

(8)	Includes (i) 29,500 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable, and (ii) 150,000 shares of common stock issuable upon the exercise of common stock purchase warrants acquired as part of a private placement.

(9)	Includes 1,485,540 shares of Common Stock and 106,110 shares of common stock subject to options which are currently exercisable (or exercisable within 60 days) held by Les Partenaires de Montréal, s.e.c. Michel Labadie is a director of Les Partenaires de Montréal Inc., general partner for Les Partenaires de Montréal, s.e.c. Also includes 733,928 shares plus 160,000 shares which may be acquired upon the exercise of warrants held by Gestion Fremican Inc. Michel Labadie is a shareholder and director of Gestion Fremican Inc. Also includes 42,685 shares of Common Stock issuable to Mr. Labadie upon the exercise of options which are currently exercisable.

(10)	Includes 1,485,540 shares of Common Stock and 106,110 shares of common stock subject to options which are currently exercisable (or exercisable within 60 days) held by Les Partenaires de Montréal, s.e.c. Pierre Bourgie is a director of Les Partenaires de Montréal Inc., general partner for Les Partenaires de Montréal, s.e.c. Also includes 76,046 plus 160,000 shares of Common Stock which may be acquired upon the exercise of warrants held by 175778 Canada Inc. Pierre Bourgie is a shareholder and director of 175778 Canada Inc. Also includes 25,000 shares of Common Stock issuable to Mr. Bourgie upon the exercise of options which are currently exercisable.

(11)	Includes 2,693,266 shares of Common Stock issuable upon the exercise of options and warrants which are currently exercisable (or exercisable within 60 days). The 1,485,540 shares of Common Stock and 106,110 shares of Common Stock subject to options held by Les Partenaires de Montréal, s.e.c. with respect to which Messrs. Labadie and Bourgie are beneficial owners are counted once for purposes of this calculation.

*	Percent of class is calculated as a percentage of issued and outstanding Common Stock and Exchangeable Shares (excluding Exchangeable Shares owned by the Company and its subsidiaries).

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

      Helix, the Company’s subsidiary, has entered into a Financial Services Consulting Agreement with Les Partenaires de Montréal Conseils, Inc. dated December 15, 2000. Pursuant to this agreement, the sum of CDN$20,000 is payable on a quarterly basis to Les Partenaires de Montréal Conseils, Inc. by Helix, such payments ending on December 15, 2005. Also under this agreement, on June 1, 2001, Helix granted to Les Partenaires de Montréal, s.e.c., options to purchase 300,000 common shares of Helix (equivalent to 106,110 shares of Common Stock of HearUSA) at an exercise price of CDN$1.45 per share (US$2.69) for an exercise period ending December 15, 2005. The options are all outstanding on the date of the present filing. Les Partenaires de Montréal, s.e.c., having offices located at 1980 René-Lévesque West, in Montreal, Quebec, Canada is a major shareholder of Les Partenaires de Montréal Conseils, Inc. and a principal shareholder of the Company. Messrs. Labadie and Bourgie are directors of and otherwise control Les Partenaires de Montréal Conseils Inc., general partner for Les Partenaires de Montréal, s.e.c.

      On October 3, 2003, the Company completed an interim financing in the form of a private placement of $2,000,000 in unsecured notes and common stock purchase warrants. Dr. Brown purchased notes in the aggregate principal amount of $600,000 and warrants to purchase 240,000 shares of Common Stock. Each of Gestion Fremican Inc., of which Mr. Labadie is a shareholder and director, and 175778 Canada Inc., of which Mr. Bourgie is a shareholder and director, purchased notes in the aggregate principal amount of $400,000 and warrants to purchase 160,000 shares of Common Stock. The notes have been fully repaid and are no longer outstanding.

      The Company’s Board of Directors approved all of the transactions described above.

Item 14.	Principal Accountants Fees and Services

      The following table presents fees paid to BDO Seidman, LLP for services rendered during the last two fiscal years:

	2003	2002

Audit fees	$252,600	$448,300
Audit-related fees	49,900	20,100
Tax fees	86,700	90,700
All other fees	0	0

Total	$389,200	$559,100

      Audit fees consisted principally of professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements for the fiscal year ended December 27, 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year.

      Audit-related fees consisted principally of professional service rendered for audits of the Company’s employee benefit plans and various accounting consultations.

      Tax fees consisted of services rendered in connection with the preparation and review of federal, state, local, franchise and other tax returns and consultations as to the tax treatment of transactions or events and the actual and/or potential impact of final or proposed tax laws, rules, regulations or interpretations by tax authorities.

      The Company’s Audit Committee considered and determined that the non-audit services provided by the Company’s auditors in connection with the year ended December 27, 2003 were compatible with maintaining the auditor’s independence.

      The Company has adopted a pre-approval policy requiring that the Audit Committee pre-approve all audit and non-audit services performed by the Company’s independent auditors. Under the policy, some services may be pre-approved without consideration of specific case-by-case services, while others require the specific pre-approval of the Audit Committee. Annual audit services are subject to the specific pre-approval of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1) The following financial statements are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002.

(ii)	Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

(iv)	Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

(v) Notes to Consolidated Financial Statements.

(2) The following financial statement schedule is filed as part of this report and contained on page 64.

Schedule II	Valuation and Qualifying Accounts

(3) Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/ Prospectus Form S-4 (Reg. No. 333-73022)).
2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amended and Restated By-Laws of HearUSA, Inc. (incorporated herein by reference as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (File No. 001-11655)).
4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).
4.2	Securities Purchase Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form , filed August 27, 1998 (Registration No. 001-11655)).
4.3	Registration Rights Agreement, dated August 27, 1998, between HEARx Ltd. and each purchaser set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).
4.4	Form of Placement Agent Warrant (to purchase up to 1,125,000 shares of Common Stock at an exercise price equal to $1.80 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed August 27, 1998 (Registration No. 001-11655)).
4.5	Securities Purchase Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signature pages thereto (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).

4.6	Registration Rights Agreement, dated May 9, 2000, between HEARx Ltd. and each of the purchasers set forth on the signatures pages thereto (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.7	Form of Placement Agent Warrant (to purchase up to 203,390 shares of Common Stock at an exercise price equal to $4.46 per share) (incorporated herein by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed May 9, 2000 (Registration No. 001-11655)).
4.8	Exchange and Redemption Agreement, dated as of December 4, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.9	Registration Rights Agreement, dated as of December 13, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.10	Escrow Agreement, dated as of December 13, 2001, by and among HEARx, Advantage Fund II Ltd. and American Stock Transfer & Trust Company, as Escrow Agent (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.11	Release, dated as of December 13, 2001, by and between HEARx and Advantage Fund II Ltd. (incorporated herein by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (Registration No. 001-11655)).
4.12	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/ Prospectus on Form S-4 (Reg. No. 333-73022)).
4.13	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg No. 333-73022)).
4.14	Form of Warrant to purchase Common Stock issued in connection with March 29, 2002 private placement (incorporated herein by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002).
4.15	Form of Investor Warrant to purchase Common Stock issued in connection with October 1, 2003 private placement.
4.16	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
4.17	Form of Five-Year Warrant to purchase Common Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference as Exhibit 10.11 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and (b) Form of Option Agreement (incorporated herein by reference as Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference as Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Executive Employment Agreement, dated December 14, 1999 with Dr. Paul A. Brown (incorporated herein by reference as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999)#
10.5	Executive Employment Agreement, dated December 14, 1999 with Stephen J. Hansbrough (incorporated herein by reference as an exhibit to the Company’s Current Report on Form 8-K, filed December 17, 1999)#

10.6	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)
10.7	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.8	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.9	Form of Stock Purchase Agreement dated March 29, 2002 by and between HEARx Ltd and each purchaser named therein (incorporated herein by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2002).
10.10	Form of HearUSA 2002 Flexible Stock Plan (incorporated herein by reference as Exhibit 10.9 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)#
10.11	Subscription Agreement, dated January 14, 2002, between HEARx Ltd. and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 10.17 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.12	Credit Agreement dated as of April 30, 2002, among HEARx Ltd., Helix Hearing Care of America, Corp. and each of its direct and indirect subsidiaries (incorporated herein by reference as Exhibit 10.18 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.13	Form of Master Security Agreement Collateral Assignment and Equity Pledge among HEARx Ltd., Helix Hearing Care of America Corp. and each of its direct and indirect subsidiaries, and Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. (incorporated herein by reference as Exhibit 10.19 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.14	Form of Owners’ Equity Pledge and Security Agreement among HEARx Ltd., Steve Forget and Cousineau, Doucet, Parent, Forget Audioprothesistes s.e.n.c. (incorporated herein by reference as Exhibit 10.20 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.15	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).
10.16	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).
10.17	Asset Purchase and Sale Agreement dated July 15, 2003 between Helix Hearing Care of America Corp., Forget & Sauve, Audioprothesistes, S.E.N.C. and 6068065 Canada Inc. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003).
10.18	Exchange Agreement by and between HearUSA, Inc., Zanett Lombardier Master Fund, LLC and The San Miguel Trust dated as of August 26, 2003 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
10.19	Form of securities purchase letter agreement dated October 1, 2003, between HearUSA, Inc. and each of the subscriber signatories thereto.
10.20	Purchase Agreement dated December 12, 2003 and December 18, 2003 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 31, 2003).
10.21	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated December 12, 2003 and December 18, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 31, 2003).
21	List of Subsidiaries*
23	Consent of Certified of Independent Public Accountants*
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.
*	Previously Filed.

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

HearUSA Inc.
(Registrant)

Date: May 25, 2004	By:	/s/ Stephen J. Hansbrough Stephen J. Hansbrough Chief Executive Officer