Form 10-Q
period 2004-06-26
HEARUSA INC
filed 2004-08-10
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-11655

HearUSA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2748248

(State of Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

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

On July 28, 2004 29,492,798 shares of the Registrant’s Common Stock and 937,108 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets June 26, 2004 and December 27, 2003	3
	Consolidated Statements of Operations Six months ended June 26, 2004 and June 28, 2003	4
	Consolidated Statements of Operations Three months ended June 26, 2004 and June 28, 2003	5
	Consolidated Statements of Cash Flows Six months ended June 26, 2004 and June 28, 2003	6-7
	Notes to Consolidated Financial Statements	8-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K	23-24
	Signatures	25

Part I – Financial Information

Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets

	June 26,	December 27,
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,207,800	$6,714,881
Investment securities	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $478,206 and $490,881	6,407,044	6,539,149
Inventories	916,234	979,092
Prepaid expenses and other	725,802	1,115,393

Total current assets	10,691,880	15,783,515
Property and equipment, net	4,331,091	4,969,265
Goodwill	33,062,872	33,222,779
Intangible assets, net	11,266,657	11,577,097
Deposits and other	462,529	630,694

	$59,815,029	$66,183,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,584,187	$6,750,234
Accrued expenses	2,052,108	2,492,094
Accrued salaries and other compensation	1,941,650	1,706,252
Current maturities of long-term debt	4,038,204	6,436,271
Dividends payable	354,283	728,699

Total current liabilities	14,970,432	18,113,550
Long-term debt	19,198,840	20,579,977
Commitments and contingencies	—	—
Convertible subordinated notes, net of debt discount of $6,433,567 and $7,423,596 (Note 3)	1,066,433	76,404
Mandatorily redeemable convertible preferred stock	4,655,014	4,600,107
Stockholders’ equity
Preferred stock (Aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233
Common stock: $.10 par; 75,000,000 shares authorized 30,009,380 and 29,528,432 shares issued	3,000,938	2,952,845
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	120,192,441	120,226,050
Accumulated deficit	(101,102,647)	(98,501,791)
Accumulated other comprehensive income	730,986	1,033,616
Treasury stock, at cost: 523,662 and 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	19,924,310	22,813,312

	$59,815,029	$66,183,350

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended June 26, 2004 and June 28, 2003

	June 26,	June 28,
	2004	2003
	(unaudited)	(unaudited)
Net revenues	$35,084,483	$36,388,106
Operating costs and expenses
Cost of products sold	9,980,269	10,456,496
Center operating expenses	18,852,616	17,134,807
General and administrative expenses	4,948,825	4,872,128
Depreciation and amortization	1,191,568	1,634,574

Total operating costs and expenses	34,973,278	34,098,005

Income from operations	111,205	2,290,101
Non-operating income (expense):
Interest income	7,444	11,961
Interest expense (including approximately $1,064,000 and $0 of non-cash debt discount amortization)	(2,329,031)	(1,115,538)

Income (loss) from continuing operations	(2,210,382)	1,186,524
Discontinued operations
Loss from discontinued operations	—	(197,706)

Net income (loss)	(2,210,382)	988,818
Dividends on preferred stock	(353,497)	(297,425)

Net income (loss) applicable to common stockholders	$(2,563,879)	$691,393

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — basic	$(0.08)	$0.03

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — diluted	$(0.08)	$0.02

Net income (loss) applicable to common stockholders per common share — basic	$(0.08)	$0.02

Net income (loss) applicable to common stockholders per common share — diluted	$(0.08)	$0.01

Weighted average number of shares of common stock outstanding — basic	30,423,755	30,424,872

Weighted average number of shares of common stock outstanding — diluted	30,423,755	53,323,137

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended June 26, 2004 and June 28, 2003

	June 26,	June 28,
	2004	2003
	(unaudited)	(unaudited)
Net revenues	$18,149,883	$18,976,378
Operating costs and expenses
Cost of products sold	4,989,787	5,640,257
Center operating expenses	9,709,801	8,719,105
General and administrative expenses	2,493,576	2,426,000
Depreciation and amortization	576,778	725,656

Total operating costs and expenses	17,769,942	17,511,018

Income from operations	379,941	1,465,360
Non-operating income (expense):
Interest income	3,587	7,743
Interest expense (including approximately $532,000 and $0 of non-cash debt discount amortization)	(1,155,758)	(592,653)

Income (loss) from continuing operations	(772,230)	880,450
Discontinued operations
Loss from discontinued operations	—	(241,184)

Net income (loss)	(772,230)	639,266
Dividends on preferred stock	(175,778)	(149,101)

Net income (loss) applicable to common stockholders	$(948,008)	$490,165

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — basic	$(0.03)	$0.02

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — diluted	$(0.03)	$0.02

Net income (loss) applicable to common stockholders per common share — basic	$(0.03)	$0.02

Net income (loss) applicable to common stockholders per common share — diluted	$(0.03)	$0.01

Weighted average number of shares of common stock outstanding — basic	30,423,705	30,423,639

Weighted average number of shares of common stock outstanding — diluted	30,423,705	48,619,906

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 26, 2004 and June 28, 2003

	June 26,	June 28,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(2,210,279)	$988,818
Loss from discontinued operations	—	197,706

Net income (loss) from continuing operations	(2,210,279)	1,186,524
Adjustments to reconcile net (loss) gain to net cash (used in) provided by operating activities:
Depreciation and amortization	1,191,569	1,634,574
Provision for doubtful accounts	197,504	171,437
Debt discount amortization	1,063,533	—
Principal payments on long-term debt made through preferred pricing reductions	(1,460,402)	(1,450,002)
Interest on Siemens Tranche D	311,366	375,397
Executive compensation expense	19,750	—
Equipment purchases through vendor credit	(158,800)	—
Consulting expense through issuance of warrants	2,044	—
(Increase) decrease in:
Accounts and notes receivable	(799,958)	(614,568)
Inventories	61,295	(78,734)
Prepaid expenses and other	557,071	132,662
Increase (decrease) in:
Accounts payable and accrued expenses	(667,571)	1,137,742
Accrued salaries and other compensation	228,010	(1,716,281)

Net cash (used in) provided by continuing operations	(1,664,868)	778,751
Net cash (used in) discontinued operations	—	(398,544)

Net cash (used in) provided by operations	(1,664,868)	380,207

Cash flows from investing activities
Purchase of property and equipment	(152,940)	(119,758)
Capital expenditures of discontinued operations	—	(8,196)
Proceeds from sales of discontinued operations	101,746

Net cash (used in) investing activities	(51,194)	(127,954)

Cash flows from financing activities
Proceeds from issuance of long-term debt	500,000	3,500,000
Payments on long-term debt from discontinued operations	—	(29,822)
Principal payments on long-term debt	(2,632,182)	(816,535)
Purchase of treasury stock	—	(1,700)
Redemption of preferred stock, net of costs	—	(90,847)
Proceeds from Board of Director sale of stock	—	40,250
Proceeds from exercise of employee stock options	4,189	13
Dividends on preferred stock	(673,007)	(269,512)

Net cash provided by (used in) financing activities	(2,801,000)	2,331,847

Effects of exchange rate changes on cash	9,981	153,079

Net increase (decrease) in cash and cash equivalents	(4,507,081)	2,737,179
Cash and cash equivalents at beginning of period	6,714,881	2,410,023

Cash and cash equivalents at end of period	$2,207,800	$5,147,202

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 26, 2004 and June 28, 2003

	June 26,	June 28,
	2004	2003
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$666,753	$218,221

Supplemental schedule of non-cash investing and financing activities:
Capital lease on property and equipment	—	395,204

See accompanying notes to consolidated financial statements

Hear USA, Inc.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2003.

1. Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of centers to serve the needs of the hearing impaired. As of June 26, 2004, the Company has a network of 156 company-owned hearing care centers in 11 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the company with employer groups, health insurers and benefit sponsors in 49 States. The centers and the network providers provide audiological products and services for the hearing impaired.

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

Due to the Company’s net loss for the first six months of 2004, the following common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock of 9,031,699 were excluded from the computation of net loss per common share – diluted at June 26, 2004 because they were anti-dilutive. For purposes of computing net income (loss) per common share – basic and diluted, for the six and three months ended June 26, 2004 and June 28, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 944,182 and 2,839,846, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination with Helix for financial reporting purposes.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Hear USA, Inc.
Notes to Consolidated Financial Statements

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	Six Months Ended		Three Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income (loss) for the period	$(2,210,382)	$988,818	$(772,232)	$639,266
Other comprehensive income:
Foreign currency translation adjustments	(302,629)	(1,272)	(232,146)	(218,014)

Comprehensive income (loss) for the period	$(2,513,011)	$987,546	$(1,145,345)	$421,252

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

	Six Months Ended		Three Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders as reported	$(2,563,879)	$691,393	$(948,008)	$490,165
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(186,000)	(178,000)	(93,000)	(134,000)

Pro forma	$(2,749,879)	$513,393	$(1,041,008)	$356,165

Income (loss) per share-basic
As reported	$(0.08)	$0.02	$(0.03)	$0.02
Pro forma	$(0.09)	$0.01	$(0.03)	$0.01
Income (loss) per share diluted
As reported	$(0.08)	$0.02	$(0.03)	$0.01
Pro forma	$(0.09)	$0.02	$(0.03)	$0.01

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

Hear USA, Inc.
Notes to Consolidated Financial Statements

2. Stockholders’ Equity

Common stock

During the six months ended June 26, 2004, 75,000 employee stock options were issued at an exercise price of $2.31, no warrants were exercised and employee stock options for 6,250 shares of common stock were exercised.

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

Proceeds from this financing have been used to repay the $2 million notes that was issued on October 3, 2003. In addition, approximately $1.8 million of the net proceeds were used to make payments to Siemens in early fiscal 2004 under the Credit Agreement, including 50% against the Tranche D Loan and 50% against the Tranche E Loan. The balance of the net proceeds was used for working capital. As of December 27, 2003, $500,000 of the financing proceeds was recorded as a subscription receivable under the caption accounts and notes receivable in the accompanying consolidated balance sheet, and was received in January 2004.

Beginning on March 25, 2004, the Company is required to make quarterly payments of interest only. On March 25, 2006, the Company is required to make twelve equal quarterly payments of principal plus interest. Payments of interest and principal may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate aggregate amount of maturities of the convertible subordinated notes maturing in future years as of June 26, 2004, is $2,500,000 in each of 2006, 2007 and 2008.

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

The Company recorded a debt discount of approximately $7,488,000 consisting of the intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the notes using the interest method.

During the first six months of 2004, approximately $1,446,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $1,064,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $1,064,000 for the remainder of 2004, $2,151,000 in 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or warrants, the Company will be required to amortize the remaining debt discount in the period in which the exercise or conversion occurs.

Hear USA, Inc.
Notes to Consolidated Financial Statements

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

The three Quebec subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented. The sale resulted in a loss on disposal of approximately $105,000 recorded in the second quarter of 2003. Net revenues of the discontinued operations for the six and three months ended June 28, 2003 were approximately $2,559,000 and $1,391,000 respectively and net loss of the discontinued operations was approximately $93,000 and $136,000 respectively.

5. Segments

The Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total
Net revenues
6 months ended 6/26/04	$35,574,000	$31,000	$479,000	—	$35,084,000
6 months ended 6/28/03	35,803,000	33,000	552,000	—	36,388,000
Income (loss) from operations
6 months ended 6/26/04	4,849,000	(8,000)	159,000	(5,111,000)	111,000
6 months ended 6/28/03	7,669,000	(32,000)	273,000	(5,620,000)	2,290,000
6 months ended 6/26/04
Depreciation and amortization	1,028,000	—	2,000	162,000	1,192,000
Identifiable assets	47,309,000	—	1,111,000	11,395,000	59,815,000
Capital expenditures	128,000	—	—	25,000	153,000
6 months ended 6/28/03
Depreciation and amortization	1,047,000	—	2,000	586,000	1,635,000
Identifiable assets	48,237,000	—	1,202,000	17,978,000	67,417,000
Capital expenditures	58,000	—	—	62,000	120,000

Incomes from operations at the segment level are computed before general and administrative expenses.

Hear USA, Inc.
Notes to Consolidated Financial Statements

Information concerning geographic areas as of and for the six months ended June 26, 2004 and June 28, 2003 are as follows:

	United States	Canada	United States	Canada
	2004	2004	2003	2003
	$	$	$	$
Net revenues	31,949,000	3,137,000	34,033,000	2,355,000
Long-lived assets	39,649,000	9,012,000	40,833,000	9,062,000

Net revenues by geographic area are allocated based on the location of the subsidiary operations.

6. Recent Accounting Pronouncements

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

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

7. Liquidity

Working capital decreased $2.0 million to a working capital deficit of $4.3 million as of June 26, 2004 from a working capital deficit of $2.3 million as of December 27, 2003. The working capital deficit of $4.3 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions related to product purchases. In the first six months of 2004, the Company generated income from operations of approximately $111,000 compared to income generated from operations of $2,290,000 in 2003. Cash and cash equivalents as of June 26, 2004 was approximately $2.2 million.

In July of 2004, the Company implemented a cost reduction program to reduce its salary, marketing and other expenses by approximately $2.5 million annually, based on the second quarter of 2004 expense level. The Company believes that current cash and cash equivalents, expected cash flow from operations and the impact of the cost reduction program implemented in July 2004 will be sufficient to support the Company’s operational needs through the remainder of the year. There can be no assurance, however, that the Company will achieve its expected cash from operations or that net revenue levels will increase above the current level and that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company would consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

In the second quarter of 2004, the Company generated a net loss of approximately $948,000, compared to a net income of approximately $490,000 in the second quarter of 2003. The second quarter loss includes non-cash interest expense of approximately $532,000, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes financing completed in December 2003.

In the first six months of 2004, the Company generated a net of loss of approximately $2.6 million, compared to a net income of approximately $691,000 in 2003. The first six months of 2004 loss includes non-cash interest expense of approximately $1,064,000 representing the amortization of the debt discount mentioned in the preceding paragraph.

The overall reduction in profitability of the Company in the second quarter and the first six months of 2004, compared to the same period of last year, is mainly attributable to a reduction in net revenues, an increase in wages at the center level, an increase in marketing expense and an increase in interest expense. The impact of the decrease in net revenue and the increase in expenses were offset in part by a reduction of the cost of products sold, as a percent of revenues, and a reduction in depreciation and amortization, during both the second quarter and the first six months of 2004 compared to the same periods of 2003. To improve its profitability, the Company implemented a cost reduction program in July of 2004 in order to reduce its wages both at the center and the corporate level, marketing and other expenses by approximately $2.5 million, on an annualized basis, based on the second quarter of 2004 expense level. The Company expects this program to have a partial impact in the third quarter of 2004 and a full impact in the fourth quarter of 2004.

RESULTS OF OPERATIONS

For the three months ended June 26, 2004 compared to the three months ended June 28, 2003

Net revenues in the second quarter of 2004 decreased approximately $826,000, or 4.4%, compared to the second quarter of 2003. This decrease was net of an increase of approximately $46,000 related to a favorable change in the average Canadian exchange rate from 2003 to 2004. The gross decrease of approximately $872,000 is mainly due to a decrease of approximately 11.4% in the number of hearing aids sold during the quarter representing approximately $1.9 million in decreased revenues, offset by an increase in the average selling price of approximately 1.8% representing approximately a $271,000 increase in revenues and an increase in non-hearing aid revenues of approximately $812,000 due to the additional revenue of approximately $745,000 generated by the new contract with the Department of Veteran Affairs. Unlike the second quarter of 2003, the second quarter of 2004 did not benefit from an aggregate of approximately $1.3 million in revenues from income of a special contract and an excess of undelivered hearing aids from the prior quarter. The Company expects in the third and fourth quarter of 2004 that the effect of undelivered hearing aids from prior quarters will be minimal and the effect of the 2003 special contract will be offset in part by the additional revenues to be generated from the contract with the Department of Veteran Affairs and other managed care contracts.

Cost of products sold in the second quarter of 2004 decreased approximately $650,000 or 11.5%, compared to the second quarter of 2003. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $920,000 and $1,001,000 for the second quarter of 2004 and the second quarter of 2003, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan. The cost of products sold, as a percent of net revenues, was 27.5% and 29.7% for the second quarter of 2004 and the second quarter of 2003, respectively. The decrease in cost of products sold, as a percent of net revenues, is attributable to the additional revenues generated from the contract with the Department of Veteran Affairs which bear no cost of products sold as they represent testing and dispensing fees only. Excluding these revenues, the cost of products sold, as a percent of net revenues, would have been 28.7% in the second quarter of 2004 compared to the 29.7% of 2003. This reduction is mainly attributable to the impact of the increase in the average selling price and a change in the mix of products, which more than offset the increase in pricing from our vendors experienced at the beginning of 2004.

Center operating expenses increased approximately $990,000, or 11.4%, in the second quarter of 2004 compared to the second quarter of 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $462,000 and $445,000, respectively. The increase in compensation is attributable in part to annual increases to employees and new employees at the center level and in part to increases in commissions. The increase in commissions is due to changes to some of the compensation programs at the end of the second quarter of 2003 and increases in revenues in regions and/or sectors with higher commission rates. The increase in marketing is attributable to increase in the frequency in the Company’s advertising to the private pay sector and additional mailers to members of managed care companies compared to the second quarter of the prior year.

General and administrative expenses increased approximately $68,000, or 2.8%, in the second quarter of 2004 compared to the second quarter of 2003. This increase is mainly attributable to an increase of approximately $133,000 in wages and fringe benefits due to the increases in salaries and additional employees, $65,000 in taxes, and $50,000 in public relations and shareholder expenses. These increases were offset by a reduction in expense of approximately $159,000, resulting from a vendor credit in order to purchase computer equipment, and a reduction in professional fees of approximately $31,000. The vendor credit of $159,000 is a non-recurring item. Also the Company had annual meeting expenses of approximately $124,000 in the second quarter of 2004 which will not occur in the third and fourth quarters of 2004.

Depreciation and amortization expense decreased $149,000 or 20.5% in the second quarter of 2004. This decrease is due to certain property and equipment being fully depreciated.

Interest expense increased $563,000 or 95.0% in the second quarter of 2004 compared to the second quarter of 2003, of which approximately $532,000 is non-cash as explained below. This increase is attributable to approximately $726,000 of interest (including the non-cash portion) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease in interest on existing balances due to repayments of principal during 2003 and the beginning of 2004.

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

For the six months ended June 26, 2004 compared to the six months ended June 28, 2003

Net revenues in the first six months of 2004 decreased approximately $1.3 million, or 3.6%, compared to the first six months in 2003. This decrease was net of an increase of approximately $250,000 related to a favorable change in the average Canadian exchange rate from 2003 to 2004. The gross decrease of approximately $1.6 million is mainly due to a decrease of approximately 9.8% in the number of hearing aids sold during the first six months representing approximately $3.1 million in decreased revenues, offset by an increase in the average selling price of approximately 3.0% representing approximately a $877,000 increase in revenues and an increase in non hearing aid revenues of approximately $964,000 mainly due to additional revenues of approximately $745,000 generated by the new contract with the Department of Veteran Affairs. Unlike the first six months of 2003, the first six months of 2004 did not benefit from an aggregate of approximately $2.8 million in revenues from income of a special contract and an excess of undelivered hearing aids from the prior six months.

Cost of products sold in the first six months of 2004 decreased approximately $476,000 or 4.6%, compared to the first six months in 2003. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $1,858,000 and $2,007,000 for the first six months of 2004 and the first six months of 2003, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan. As of June 26, 2004 the cumulative amount of preferred pricing reductions received from Siemens is approximately $7,481,000, reducing the original debt (Tranches A, B and C) from approximately $14,104,000 to $ 6,623,000. The cost of products sold, as a percent of net revenues, was 28.4% and 28.7% for the first six months of 2004 and the first six months of 2003, respectively. The decrease in cost of products sold, as a percent of net revenues, is mainly attributable to the additional revenues generated from the contract with the Department of Veteran Affairs which bears no cost of products sold as they represent testing and dispensing fees only. Excluding these revenues, the cost of products sold, as a percent of revenues, would have been 29.1% in the first six months of 2004 compared to 28.7% in the first six months of 2003. This increase is attributable to increases in prices from our vendors and change in mix of product, which were offset in part by the impact of the increase in average selling price.

Center operating expenses increased approximately $1.7 million, or 10.0%, in the first six months of 2004 compared to the first six months of 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $806,000 and $748,000, respectively. The increase in compensation is attributable in part to annual increases to employees and new employees at the center level and in part to increases in commissions. The increase in commissions is due to changes to some of the compensation programs at the end of the second quarter of 2003 and increase in revenues in regions and/or sectors with higher commission rates. The increase in marketing is attributable to increase in the frequency in the Company’s advertising to the private pay sector and additional mailers to members of managed care companies compared to the first six months of the prior year.

General and administrative expenses for the six months remained constant as compared to the year ago period at approximately $4.9 million. Although no global increase of the general and administrative expenses occurred, wages and fringe benefits increased approximately $86,000, due to increase in salaries and additional employees, taxes increased approximately $61,000 and public and shareholder relations expense increased approximately $108,000. These increases were offset by a reduction of expenses of approximately $159,000, resulting from a vendor credit in order to purchase computer equipment and a reduction of professional fees of approximately $13,000.

Depreciation and amortization expense decreased $443,000 or 27.1% in 2003. This decrease is due to certain property and equipment being fully depreciated.

Interest expense increased $1.2 million or 109% in the first six months of 2004 compared to the first six months of 2003, of which approximately $1,064,000 is non-cash as explained below. This increase is attributable to approximately $1,450,000 of interest (including the non-cash portion) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease of interest on existing balances due to repayments of principal during 2003 and the beginning of 2004.

The non-cash charge of $1,064,000 included in the interest expense is the amortization of the debt discount resulting from the intrinsic value of the beneficial conversion option, and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003. This non-cash charge does not have an impact on the liquidity and working capital of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a secured credit facility from Siemens comprised of (a) a $10,875,000 five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 five-year term loan facility (the Tranche C Loan); (d) a $13,000,000 five-year term loan credit facility (the Tranche D Loan); and (e) a $3,500,000 five-year term loan (the Tranche E loan). At June 26, 2004, $4,749,990, $72,800, $1,800,000, $12,090,250 and $2,447,305, respectively, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, were outstanding. As of June 26, 2004, approximately $24,905,000 is available to the Company for acquisitions under Tranche B of the credit facility.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at prime (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only, at a rate of 10% per annum, on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens. During the first six months of 2004 and 2003, approximately $1,858,000 and $2,007,000, respectively, of earned preferred pricing reductions, were recorded as a reduction of cost of products sold, and $398,000 and $547,000 of interest, respectively, and $1,460,000 and $1,460,000 of principal, respectively, has been repaid through such preferred pricing reductions. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of “Excess Cash Flow” (as defined in the credit agreement) for such fiscal year end. As a result of the December 2003 financing, the Company paid Siemens approximately $1.8 million in January of 2004, of which approximately $910,000 million was applied against Tranche D and approximately $910,000 to Tranche E, based on approval by Siemens of the application of these payments. Also, the Company paid Siemens an amount of approximately $314,000 on April 30, 2004 representing the payment of 20% of the Company’s 2003 “Excess Cash Flow”.

The Siemens credit facility includes certain financial and other covenants of the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the occurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of June 26, 2004, the Company was in compliance with those payment provisions. In the event of noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

As of June 26, 2004, working capital decreased $2.0 million to a working capital deficit of $4.3 million, from a working capital deficit of $2.3 million as of December 27, 2003. The working capital deficit of $4.3 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions. In the first six months of 2004, the Company generated income from operations of approximately $111,000 compared to income generated from operations of $2,290,000 in the first six months of 2003. Cash and cash equivalents as of June 26, 2004 was approximately $2.2 million.

In July of 2004, the Company implemented a cost reduction program in order to reduce its wages, marketing and other expenses by approximately $2.5 million on an annualized basis, based on the second quarter of 2004 expense level. The Company believes that current cash and cash equivalents, expected cash flow from operations and the impact of the cost reduction program implemented in July of 2004 will be sufficient to support the Company’s operational needs through the remainder of the year. There can be no assurance, however, that the Company will achieve its expected cash from operations or that net revenue levels will increase above the current level and that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company would consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 26, 2004:

	Payments due by period
		Less			More
		than 1	1 – 3	4 – 5	than 5
Contractual obligations	Total	year	years	years	years
Long-term debt (1)	$23,237,000	$4,026,000	$5,341,000	$13,870,000	$—
Interest to be paid on long-term debt (2)	3,763,000	864,000	696,000	2,203,000	—
Operating leases	15,121,000	5,676,000	8,402,000	984,000	59,000
Convertible subordinated notes (3)	7,500,000	—	2,500,000	5,000,000	—
Interest to be paid on convertible subordinated notes	2,183,000	834,000	1,113,000	236,000	—
Manditorily redeemable convertible preferred stock and redemption premiums (4)	4,928,000	—	4,928,000	—	—
Premiums to be paid on manditorily redeemable convertible preferred stock	1,456,000	746,000	710,000	—	—
Purchase obligations	1,543,000	691,000	852,000	—	—

Total contractual cash obligations	$59,731,000	$12,837,000	$24,542,000	$22,293,000	$59,000

(1)	Approximately $6.6 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year, $3.7 million in years 1-3.

(2)	Interest on long-term debt excludes $1,472,000 of accrued but unpaid interest on Tranche D presented with long-term debt on the balance sheet.

(3)	These notes and corresponding interest can be repaid at the option of the Company in common stock at the time payment becomes due.

(4)	Includes approximately $365,000 of the 8% premium payable upon redemption in December 2006, of which $92,000 has been accreted as of June 26, 2004.

Net cash provided by operating activities decreased from $778,751 in the first six months of 2003 to net cash used in operating activities of $1.7 million in the first six months of 2004. The decrease in net cash provided by operating activities was primarily the result of a change from net income of approximately $691,000 to a net loss of approximately $2.6 million between periods, a net increase in accounts receivable, inventories and prepaid expenses of approximately $182,000 in 2004, compared to a net increase of approximately $561,000 in 2003, and a net decrease in accounts payable, accrued expenses, accrued salaries and other compensation of approximately $440,000 in 2004, compared to a net decrease of approximately $579,000 in 2003.

Accounts receivable, increased approximately $800,000 from December 27, 2003 to June 26, 2004. This increase is mainly attributable to the increase in revenues of approximately $745,000 generated from the new contract with the Department of Veteran Affairs which began in the month of April 2004. Prepaid expenses decreased approximately $557,000 from December 27, 2003 to June 26, 2004 due to the amortization of the prepaid finders fees and warrants related to the $7.5 million convertible subordinated notes of December 2003 as well as the amortization of other prepaid expenses. Accounts payable and accrued expenses decreased approximately $668,000 from December 27, 2003 to June 26, 2004 due to a question of timing in payment of vendors.

Net cash used in investing activities increased from approximately $128,000 in the first six months of 2003 to net cash provided by investing activities of $51,000 in the first six months of 2004 as a result of the collection of approximately $102,000 related to the discontinued operations. (See Note 4 of the Consolidated Financial Statements herein.)

Net cash provided by financing activities decreased from approximately $2.3 million in the first six months of 2003 to net cash used by financing activities of approximately $2.8 million in the first six months of 2004. This decrease is primarily the result of the net proceeds of $3,500,000 from the Siemens Tranche E Loan in 2003, offset by an increase in the payments on long-term debt of $1.8 million and the payment of dividends on preferred stock of $404,000 in 2004 compared to 2003. The increase in the payment of dividends is due to the new manditorily redeemable convertible preferred stock on which the Company paid accrued but unpaid dividends on an accelerated payment schedule. The expected dividend payments for the remainder of the year are $214,000 in the third quarter of 2004 and $190,125 in the fourth quarter of 2004.

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

When the actual utilization of the benefit by the member population exceeds the amount received on a per-capita basis (over utilization), the excess is recorded as accounts receivable on the balance sheet. Usually, the hearing benefit is structured in a way that the member can use it only once every three years. In these circumstances, historical data shows that the benefit will generally be overutilized the first year, appropriately utilized the second year and underutilized the third year. The Company estimates an allowance to reduce the accounts receivable from overutilization to a level equivalent to the estimated future underutilization during the remaining term of the benefit.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $29,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 did not have an effect on its consolidated financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning the Company’s expectation of the effect of its recently implemented cost reduction program; its belief that current cash and cash equivalents, expected cash flow from operations and the impact of the cost reduction program will be sufficient to support the Company’s operational needs through the remainder of the year; the Company’s statement that it will consider short-term debt, or additional equity or debt offerings in the event of a shortfall in cash; and the Company’s expectation that in the third and fourth quarters of 2004 the effect of undelivered hearing aids from prior quarters will be minimal and the effect of the 2003 special contract will be offset in part by the additional revenues to be generated from the contract with the Department of Veteran Affairs and other managed care contracts. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as unexpected cash needs, market demand for the Company’s goods and services; changes in the pricing environment; general economic conditions in those geographic regions where the Company’s centers are located; the impact of competitive products; and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the 2003 fiscal year.

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

	Long-Term Debt and Convertible Subordinated Notes
		Fixed Rate
	Variable Rate
	Prime Rate	Yr 1 – 2 11%
	+ 1% note	Yr 3 – 5 8%			10 % note
	due April	due November	10 % notes	10 % notes	due Dec 1,
	2007	2008	due 2008	due 2007	2006	Other notes	Total
As of March 27, 2004:
Estimated cash inflow (outflow) by fiscal year of principal maturity	$	$	$	$	$	$	$
2004	—	—	(276,000)	(311,000)	(1,150,000)	(395,000)	(2,132,000)
2005	—	—	(595,000)	(621,000)	(2,300,000)	(417,000)	(3,933,000)
2006	—	(2,500,000)	(657,000)	(621,000)	(1,300,000)	(53,000)	(5,131,000)
2007	(13,246,000)	(2,500,000)	(726,000)	(320,000)	—	(56,000)	(16,848,000)
2008	—	(2,500,000)	(193,000)	—	—	—	(2,693,000)

Total	(13,246,000)	(7,500,000)	(2,447,000)	(1,873,000)	(4,750,000)	(921,000)	(30,737,000)

Estimated fair value	(13,246,000)	(7,500,000)	(2,447,000)	(1,873,000)	(4,750,000)	(921,000)	(30,737,000)

Carrying Value	(13,246,000)	(7,500,000)	(2,447,000)	(1,873,000)	(4,750,000)	(921,000)	(30,737,000)

Item 4. Controls and Procedures

a.	As of the end of the period covered by this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

Part II Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Subsequent to the approval by the Company’s shareholders of the increase in capital stock of the Company (see Item 4, below), the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The amendment was effective June 18, 2004. The sole purpose and effect of the amendment was to increase the authorized capital of the Company to 75,000,000 shares of common stock and 7,500,000 shares of preferred stock. The amendment had no effect upon the rights of the existing holders of the Company’s outstanding common stock or preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 11, 2004. At that meeting, the stockholders were asked to consider and act on the election of directors and an increase in the number of authorized shares of the Company’s capital stock from 50,000,000 shares of common stock, par value of $0.10 per share to 75,000,000 shares of common stock, par value $0.10 and from 5,000,000 shares of preferred stock, par value $1.00 per share to 7,500,000 shares of preferred stock, par value $1.00.

The following persons were elected as directors for terms expiring in 2005 and received the number of votes set forth opposite their respective names:

		Against/	Broker
Nominee	For	Withheld	Non-votes	Abstentions
Paul A. Brown, M. D.	26,297,205	642,309	0	8,635,097
Stephen J. Hansbrough	26,929,735	639,779	0	8,635,097
Thomas W. Archibald	26,929,895	639,619	0	8,635,097
David J. McLachlan	26,929,445	640,069	0	8,635,097
Joseph L. Gitterman III	26,929,815	639,699	0	8,635,097
Michel Labadie	24,956,066	2,613,448	0	8,635,097

The following numbers of votes were received for the approval of the increase in the Company’s capital and preferred stock:

For	Against/Withheld	Abstentions
16,675,413	2,042,828	8,851,273

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)).

2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment to Restate Certificate of Incorporation increasing authorized capital effective June 18, 2004.

3.10	Amended and Restated By-Laws of HearUSA, Inc. (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (File No. 001-11655)).

4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).

4.2	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.3	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.4	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

August 10, 2004

/s/ Stephen J. Hansbrough

Stephen J. Hansbrough
Chief Executive Officer
HearUSA, Inc.

/s/ Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.