Form 10-Q
period 2004-09-25
HEARUSA INC
filed 2004-11-09
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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
if Changed Since Last Report

     Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☑  No   ☐

     Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

On October 29, 2004 29,516,483 shares of the Registrant’s Common Stock and 913,419 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets September 25, 2004 and December 27, 2003	3
Consolidated Statements of Operations Nine months ended September 25, 2004 and September 27, 2003	4
Consolidated Statements of Operations Three months ended September 25, 2004 and September 27, 2003	5
Consolidated Statements of Cash Flows Nine months ended September 25, 2004 and September 27, 2003	6-7
Notes to Consolidated Financial Statements	8-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 6. Exhibits	23-24
Signatures	25

Part I — Financial Information

Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets

	September 25,	December 27,
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,498,247	$6,714,881
Restricted Cash	285,000	—
Investment securities	150,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $386,544 and $490,881	6,791,231	6,539,149
Inventories	925,755	979,092
Prepaid expenses and other	611,982	1,115,393

Total current assets	11,262,215	15,783,515
Property and equipment, net	3,923,851	4,969,265
Goodwill	33,410,903	33,222,779
Intangible assets, net	11,276,580	11,577,097
Deposits and other	375,733	630,694

	$60,249,282	$66,183,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,160,003	$6,750,234
Accrued expenses	2,062,064	2,492,094
Accrued salaries and other compensation	1,972,280	1,706,252
Current maturities of long-term debt	4,105,704	6,436,271
Dividends payable	253,970	728,699

Total current liabilities	15,554,021	18,113,550
Long-term debt	18,318,802	20,579,977
Commitments and contingencies	—	—
Convertible subordinated notes, net of debt discount of $5,938,723 and $7,423,596 (Note 4)	1,561,277	76,404
Mandatorily redeemable convertible preferred stock (Series E)	4,682,468	4,600,107
Stockholders’ equity
Preferred stock (Aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233
Common stock: $.10 par; 75,000,000 shares authorized 30,040,010 and 29,528,432 shares issued	3,004,014	2,952,845
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	120,091,819	120,226,050
Accumulated deficit	(101,283,036)	(98,501,791)
Accumulated other comprehensive income	1,217,325	1,033,616
Treasury stock, at cost: 523,662 and 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	20,132,714	22,813,312

	$60,249,282	$66,183,350

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine Months Ended September 25, 2004 and September 27, 2003

	September 25,	September 27,
	2004	2003
	(unaudited)	(unaudited)
Net revenues	$53,515,329	$53,664,664
Operating costs and expenses
Cost of products sold	15,064,687	15,202,201
Center operating expenses	27,971,230	26,062,405
General and administrative expenses	7,534,233	7,529,998
Depreciation and amortization	1,755,384	2,334,585

Total operating costs and expenses	52,325,534	51,129,189

Income from operations	1,189,795	2,535,475
Non-operating income (expense):
Interest income	11,045	16,701
Interest expense (including approximately $1,595,000 of non-cash debt discount amortization in 2004)	(3,467,304)	(1,608,717)

Income (loss) from continuing operations	(2,266,464)	943,459
Discontinued operations
Loss from discontinued operations	—	(201,536)

Net income (loss) before dividends on preferred stock	(2,266,464)	741,923
Dividends on preferred stock	(530,828)	(439,972)

Net income (loss) applicable to common stockholders	$(2,797,292)	$301,951

Net income (loss) from continuing operations, including dividends on preferred stock, per common share - basic	$(0.09)	$0.02

Net income (loss) from continuing operations, including dividends on preferred stock, per common share - diluted	$(0.09)	$0.01

Net income (loss) applicable to common stockholders per common share - basic	$(0.09)	$0.01

Net income (loss) applicable to common stockholders per common share - diluted	$(0.09)	$0.01

Weighted average number of shares of common stock outstanding - basic	30,425,804	30,424,466

Weighted average number of shares of common stock outstanding - diluted	30,425,804	48,191,168

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended September 25, 2004 and September 27, 2003

	September 25,	September 27,
	2004	2003
	(unaudited)	(unaudited)
Net revenues	$18,430,846	$17,276,558
Operating costs and expenses
Cost of products sold	5,084,418	4,745,705
Center operating expenses	9,118,614	8,927,598
General and administrative expenses	2,585,408	2,657,870
Depreciation and amortization	563,816	700,011

Total operating costs and expenses	17,352,256	17,031,184

Income from operations	1,078,590	245,374
Non-operating income (expense):
Interest income	3,601	4,740
Interest expense (including approximately $532,000 of non-cash debt discount amortization in 2004)	(1,138,273)	(493,179)

Loss from continuing operations	(56,082)	(243,065)
Discontinued operations
Loss from discontinued operations	—	(3,830)

Net loss before dividends on preferred stock	(56,082)	(246,895)
Dividends on preferred stock	(177,331)	(142,547)

Net loss applicable to common stockholders	$(233,413)	$(389,442)

Net loss from continuing operations, including dividends on preferred stock, per common share - basic	$(0.01)	$(0.01)

Net loss from continuing operations, including dividends on preferred stock, per common share - diluted	$(0.01)	$(0.01)

Net loss applicable to common stockholders per common share - basic	$(0.01)	$(0.01)

Net loss applicable to common stockholders per common share - diluted	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding - basic	30,429,902	30,423,652

Weighted average number of shares of common stock outstanding - diluted	30,429,902	30,423,652

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 25, 2004 and September 27, 2003

	September 25,	September 27,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(2,266,464)	$741,923
Loss from discontinued operations	—	201,536

Net income (loss) from continuing operations	(2,266,464)	943,459
Adjustments to reconcile net (loss) gain to net cash (used in) provided by operating activities:
Depreciation and amortization	1,755,384	2,335,085
Provision for doubtful accounts	313,443	591,663
Debt discount amortization	1,595,300	—
Principal payments on long-term debt made through preferred pricing reductions	(2,190,603)	(2,189,836)
Interest on Siemens Tranche D	480,215	576,643
Executive compensation expense	19,750	—
Equipment purchases through vendor credit	(158,800)	—
Consulting expense through issuance of warrants	6,881	—

Cash flows provided by (used in) operations before changes in non-cash current assets and liabilities	(444,894)	2,257,014
(Increase) decrease in:
Accounts and notes receivable	(1,202,220)	(1,261,040)
Inventories	54,764	(135,218)
Prepaid expenses and other	759,068	526,216
Increase (decrease) in:
Accounts payable and accrued expenses	(146,817)	(1,122,961)
Accrued salaries and other compensation	248,304	(1,699,867)

Net cash used in continuing operations	(731,795)	(1,435,856)
Net cash used in discontinued operations	—	(372,098)

Net cash used in operations	(731,795)	(1,807,954)

Cash flows from investing activities
Purchase of property and equipment	(176,656)	(213,516)
Capital expenditures of discontinued operations	—	(8,196)
Proceeds from sales of discontinued operations	102,539	1,164,667

Net cash (used in) provided by investing activities	(74,117)	942,955

Cash flows from financing activities
Proceeds from issuance of long-term debt	500,000	3,500,000
Payments on long-term debt from discontinued operations	—	(29,822)
Principal payments on long-term debt	(2,894,616)	(962,210)
Purchase of treasury stock	—	(1,700)
Cost of exchange & redemption of capital stock	(102,382)	(153,757)
Proceeds from Board of Director sale of stock	—	40,250
Proceeds from exercise of employee stock options	4,189	15
Dividends on preferred stock	(923,196)	(339,800)

Net cash provided by (used in) financing activities	(3,416,005)	2,052,976

Effects of exchange rate changes on cash	5,283	17,305

Net increase (decrease) in cash and cash equivalents	(4,216,634)	1,205,282
Cash and cash equivalents at beginning of period	6,714,881	2,410,023

Cash and cash equivalents at end of period	$2,498,247	$3,615,305

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 25, 2004 and September 27, 2003

	September 25,	September 27,
	2004	2004
	(unaudited)	(unaudited)
Supplemental disclosure of cash flows information:
Cash paid for interest	$934,777	$309,112

Supplemental schedule of non-cash investing and financing activities:
Capital lease of property and equipment	—	409,910

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2003.

1. Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA, Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of centers to serve the needs of the hearing impaired. The Company now has a network of 156 company-owned hearing care centers in 11 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

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

Due to the Company’s net loss for the first nine months of 2004, the following common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock of 9,505,864 were excluded from the computation of net loss per common share – diluted at September 25, 2004 because they were anti-dilutive. For computing net income per share-diluted for the nine months ended September 27, 2003, 16,997,723 shares were included which represents the common stock equivalent for the outstanding convertible preferred stock of the Company. For purposes of computing net income (loss) per common share – basic and diluted, for the nine and three months ended September 25, 2004 and September 27, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 913,419 and 2,055,943, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination with Helix for financial reporting purposes.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	Nine Months Ended		Three Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss) for the period	$(2,266,464)	$741,923	$(56,082)	$(246,895)
Other comprehensive income:
Foreign currency translation adjustments	183,709	(249,737)	486,339	(248,465)

Comprehensive income (loss) for the period	$(2,082,755)	$492,186	$430,257	$(495,360)

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

	Nine Months Ended		Three Months Ended
	September	September	September	September
	25, 2004	27, 2003	25, 2004	27, 2003
Net income (loss) applicable to common stockholders as reported	$(2,797,292)	$301,951	$(233,413)	$(389,442)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(536,000)	(312,000)	(350,000)	(134,000)

Pro forma	$(3,333,292)	$(10,049)	$(583,413)	$(523,442)

Income (loss) per share-basic
As reported	$(0.09)	$0.01	$(0.01)	$(0.01)
Pro forma	$(0.11)	$0.00	$(0.02)	$(0.02)
Income (loss) per share diluted
As reported	$(0.09)	$0.01	$(0.01)	$(0.01)
Pro forma	$(0.11)	$0.00	$(0.02)	$(0.02)

For purposes of the above disclosure, the determination of the fair value of stock options granted in 2004 and 2003 was based on the following: (i) a risk free interest rate of 3.46%, and 2.15% respectively; (ii) expected option lives ranging from 5 to 10 years; (iii) expected volatility in the market price of the Company’s common stock of 97% and 93%, respectively; and (iv) no dividends on the underlying common stock.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified in order to conform to the 2004 presentation.

2. Cash and Cash Equivalents

Restricted Cash

During the nine months ended September 25, 2004 a certificate of deposit for $285,000 matured. The bank currently requires that the Company maintain this balance in its operating account.

3. Stockholders’ Equity

Common stock

During the nine months ended September 25, 2004, 2,425,000 employee stock options were issued at exercise prices ranging from $1.33 to $2.31, no warrants were exercised and employee stock options for 6,250 shares of common stock were exercised.

4. Convertible Subordinated Notes

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

Proceeds from this financing were used to repay the $2 million notes that were issued on October 3, 2003. In addition, approximately $1.8 million of the net proceeds were used to make payments to Siemens in early fiscal 2004 under the Credit Agreement, including 50% against the Tranche D Loan and 50% against the Tranche E Loan. The balance of the net proceeds was used for working capital. As of December 27, 2003, $500,000 of the financing proceeds was recorded as a subscription receivable under the caption accounts and notes receivable in the accompanying consolidated balance sheet, and was received in January 2004.

Beginning March 25, 2004, the Company is required to make quarterly payments of interest only. Beginning March 25, 2006, the Company is required to make twelve equal quarterly payments of principal plus interest. Payments of interest and principal may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate aggregate amount of maturities of the convertible subordinated notes maturing in future years as of September 25, 2004, is $2,500,000 in each of 2006, 2007 and 2008.

HearUSA, Inc.
Notes to Consolidated Financial Statements

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

During the first nine months of 2004, approximately $2,170,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $1,595,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $532,000 for the remainder of 2004, $2,151,000 in 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or warrants, the Company will be required to amortize the remaining debt discount in the period in which the exercise or conversion occurs.

5. Discontinued Operations

On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec, to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of the Company until October 2002 and as a director until May 2003. The sale agreement provided for total payments to the Company of approximately $1.7 million, which included in part payment of pre-existing debt, owed the Company by Forget & Sauve of approximately $1.6 million. The Company received an initial cash payment of $700,000 at closing and $1 million over the five following months, including an amount of approximately $103,000 received in January 2004.

The three Quebec subsidiaries and selected assets have been presented as a discontinued operation and the consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of these subsidiaries for all periods presented. The sale resulted in a loss on disposal of approximately $105,000 recorded in the second quarter of 2003. Net revenues of the discontinued operations for the nine and three months ended September 27, 2003 were approximately $2,559,000 and $1,391,000 respectively and net loss of the discontinued operations was approximately $93,000 and $136,000 respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements

6. Segments

The Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total
Net revenues
9 months ended 9/25/04	$52,686,000	$46,000	$783,000	—	$53,515,000
9 months ended 9/27/03	52,826,000	53,000	786,000	—	53,665,000
Income (loss) from operations
9 months ended 9/25/04	8,635,000	(12,000)	312,000	(7,745,000)	1,190,000
9 months ended 9/27/03	10,693,000	(38,000)	390,000	(8,509,000)	2,536,000
9 months ended 9/25/04
Depreciation and amortization	1,540,000	—	4,000	211,000	1,755,000
Identifiable assets	47,324,000	—	1,481,000	11,444,000	60,249,000
Capital expenditures	149,000	—	2,000	26,000	177,000
9 months ended 9/27/03
Depreciation and amortization	1,623,000	—	3,000	709,000	2,335,000
Identifiable assets	43,977,000	—	1,702,000	16,788,000	62,467,000
Capital expenditures	134,000	—	—	79,000	213,000

Income from operations at the segment level are computed before general and administrative expenses.

Information concerning geographic areas as of and for the nine months ended September 25, 2004 and September 27, 2003 are as follows:

	United States	Canada	United States	Canada
	2004	2004	2003	2003
	$	$	$	$
Net revenues	48,579,000	4,936,000	49,919,000	3,746,000
Long-lived assets	39,179,000	9,432,000	39,925,000	9,350,000

Net revenues by geographic area are allocated based on the location of the subsidiary operations.

7. Recent Accounting Pronouncements

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which requires all shares contingently issuable under our convertible debt instruments to be included in our calculation of diluted earnings per share. The Company’s adoption of EITF 04-8 had no effect on its consolidated financial statements.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 had no effect on its consolidated financial statements.

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

8. Liquidity

Working capital decreased $2.0 million to a working capital deficit of $4.3 million as of September 25, 2004 from a working capital deficit of $2.3 million as of December 27, 2003. The working capital deficit of $4.3 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions related to product purchases. Cash and cash equivalents as of September 25, 2004 was approximately $2.5 million.

In July of 2004, the Company implemented a cost reduction program to reduce its salary, marketing and other expenses by approximately $2.5 million annually, based on the second quarter of 2004 expense level. This cost reduction, combined with an improvement in gross margin for the third quarter of 2004 enabled the Company to increase income from operations from $380,000 in the second quarter of 2004 to $1,079,000 in the third quarter of 2004. The Company believes that current cash and cash equivalents, expected cash flows from operations and the impact of the cost reduction program implemented in July 2004 will be sufficient to support the Company’s operational needs through the remainder of the year. There can be no assurance, however, that the Company will achieve its expected cash from operations or that net revenue levels will increase above the current level and that unexpected cash needs will not arise for which the cash, cash equivalents and cash flows from operations will be sufficient. In the event of a shortfall in cash, the Company would consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

In the third quarter of 2004, the Company generated a net loss of approximately $233,000, compared to a net loss of approximately $389,000 in the third quarter of 2003. The third quarter of 2004 loss includes non-cash interest expense of approximately $532,000, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes financing completed in December 2003.

In the first nine months of 2004, the Company generated a net of loss of approximately $2.8 million, compared to net income of approximately $302,000 for the comparable period in 2003. The first nine months of 2004 loss includes non-cash interest expense of approximately $1,595,000 representing the amortization of the debt discount mentioned in the preceding paragraph.

The overall decrease in the net loss in the third quarter of 2004 compared to the same period of last year, is mainly attributable to an increase in net revenues and a decrease in general and administrative expenses and depreciation and amortization expense, offset in part by an increase in center operating expenses and in interest expense. To improve its profitability, the Company implemented a cost reduction program in July of 2004 in order to reduce its wages (both at the center and the corporate level), marketing and other expenses by approximately $2.5 million, on an annualized basis, based on the second quarter of 2004 expense level. Benefits of this program impacted the third quarter of 2004. The Company expects to benefit more from the cost reduction program in the fourth quarter of 2004.

RESULTS OF OPERATIONS

For the three months ended September 25, 2004 compared to the three months ended September 27, 2003

Net revenues in the third quarter of 2004 increased approximately $1,154,000, or 6.7%, compared to the third quarter of 2003. This increase includes an increase of approximately $95,000 related to a favorable change in the average Canadian exchange rate from 2003 to 2004. The balance of approximately $1,059,000 is mainly due to a increase of approximately 7.1% in the average selling price during the quarter representing approximately $1.0 million in increased revenues, as patients selected a higher percentage of high end technology hearing aids, and an increase in non-hearing aid revenues of approximately $452,000. These increases were offset by a decrease of 1.8% in the number of units sold.

Cost of products sold in the third quarter of 2004 increased approximately $339,000 or 7.1%, compared to the third quarter of 2003. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $901,000 and $982,000 for the third quarter of 2004 and the third quarter of 2003, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan. The cost of products sold, as a percent of net revenues, was essentially flat at 27.6% and 27.5% for the third quarter of 2004 and the third quarter of 2003, respectively.

Center operating expenses increased approximately $191,000, or 2.1%, in the third quarter of 2004 compared to the third quarter of 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $300,000 and $95,000, respectively, offset by a decrease in bad debt expense of approximately $240,000. The increase in compensation is mainly attributable to annual increases to employees at the center level and increases in commissions. The increase in commissions is due to changes to some of the compensation programs at the end of the third quarter of 2003 and increases in revenues in regions and/or sectors with higher commission rates as well as additional commission on additional revenues. The increase in marketing is attributable to increase in the frequency in the Company’s advertising to the private pay sector and additional mailers to members of managed care companies compared to the third quarter of the prior year.

General and administrative expenses decreased approximately $72,000, or 2.7%, in the third quarter of 2004 compared to the third quarter of 2003. This decrease is mainly attributable to a decrease of approximately $256,000 in professional fees, offset by an increase of $40,000 in wages and fringe benefits, $130,000 in Canadian employer health tax and other state and local taxes, and $26,000 in public relations and shareholder expenses.

Depreciation and amortization expense decreased $136,000 or 19.5% in the third quarter of 2004. This decrease is due to certain property and equipment being fully depreciated.

Interest expense increased $645,000 or 130.8% in the third quarter of 2004 compared to the third quarter of 2003. This increase is attributable to approximately $726,000 of interest (including the non-cash portion of approximately $532,000) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease in interest on existing balances due to repayments of principal during 2003 and the beginning of 2004.

The non-cash charge of $532,000 included in the interest expense is the amortization of the debt discount resulting from the intrinsic value of the beneficial conversion option, and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003. This non-cash charge does not have an impact on the liquidity or working capital of the Company.

For the nine months ended September 25, 2004 compared to the nine months ended September 27, 2003

Net revenues in the first nine months of 2004 decreased approximately $149,000 or 0.3%, compared to the first nine months in 2003. The decrease is due to a decrease of approximately 7.2% in the number of hearing aids sold during the first nine months, offset by an increase in the average selling price of approximately 4.3%, representing approximately a $1.9 million increase in revenues, as patients selected a higher percentage of high end technology hearing aids, and an increase in non-hearing aid revenues of approximately $1.3 million. Approximately $350,000 related to a favorable change in the average Canadian exchange rate from 2003 to 2004. Unlike the first six months of 2003, the first six months of 2004 did not benefit from an aggregate of approximately $2.8 million in revenues from a special contract and an excess of undelivered hearing aids from the prior quarter.

Cost of products sold in the first nine months of 2004 decreased approximately $138,000 or 0.9%, compared to the first nine months in 2003. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $2,759,000 and $2,989,000 for the first nine months of 2004 and the first nine months of 2003, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan. As of September 25, 2004 the cumulative amount of preferred pricing reductions received from Siemens is approximately $8,211,000, reducing the original debt (Tranches A, B and C) from approximately $14,104,000 to $5,893,000. The cost of products sold, as a percent of net revenues, was essentially flat at 28.2% and 28.3% for the first nine months of 2004 and the first nine months of 2003, respectively.

Center operating expenses increased approximately $1.9 million, or 7.3%, in the first nine months of 2004 compared to the first nine months of 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $1.1 million and $842,000, respectively. The increase in compensation is attributable in part to annual increases to employees and new employees at the center level and in part to increases in commissions. The increase in commissions is due to changes to some of the compensation programs at the end of the second quarter of 2003 and increase in revenues in regions and/or sectors with higher commission rates. The increase in marketing is attributable to increase in the frequency in the Company’s advertising to the private pay sector and additional mailers to members of managed care companies compared to the first nine months of the prior year.

General and administrative expenses for the nine months remained constant as compared to the year ago period at approximately $7.5 million. Although no global increase of the general and administrative expenses occurred, wages and fringe benefits increased approximately $125,000, due to increase in salaries and additional employees, taxes increased approximately $177,000 and public and shareholder relations expense increased approximately $135,000. These increases were offset by a reduction of expenses of approximately $159,000, resulting from a vendor credit in order to purchase computer equipment and a reduction of professional fees of approximately $235,000.

Depreciation and amortization expense decreased $579,000 or 24.8% in the first nine months of 2004. This decrease is due to certain property and equipment being fully depreciated.

Interest expense increased $1.9 million or 116% in the first nine months of 2004 compared to the first nine months of 2003 This increase is attributable to approximately $2,170,000 of interest (including the non-cash portion of approximately $1,595,000) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease of interest on existing balances due to repayments of principal during 2003 and the beginning of 2004.

The non-cash charge of $1,595,000 included in the interest expense is the amortization of the debt discount resulting from the intrinsic value of the beneficial conversion option, and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003. This non-cash charge does not have an impact on the liquidity or working capital of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a secured credit facility from Siemens comprised of (a) a $10,875,000 five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 five-year term loan facility (the Tranche C Loan); (d) a $13,000,000 five-year term loan credit facility (the Tranche D Loan); and (e) a $3,500,000 five-year term loan (the Tranche E loan). At September 25, 2004, $4,174,990, $67,600, $1,650,000, $12,090,250 and $2,311,035, respectively, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, were outstanding. As of September 25, 2004, approximately $24,932,000 is available to the Company for acquisitions under Tranche B of the credit facility.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at prime (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only, at a rate of 10% per annum, on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens. During the first nine months of 2004 and 2003, approximately $2,759,000 and $2,989,000, respectively, of earned preferred pricing reductions, were recorded as a reduction of cost of products sold, and $568,000 and $799,000 of interest, respectively, and $2,191,000 and $2,190,000 of principal, respectively, has been repaid through such preferred pricing reductions. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of “Excess Cash Flow” (as defined in the credit agreement) for such fiscal year end. As a result of the December 2003 financing, the Company paid Siemens approximately $1.8 million in January of 2004, of which approximately $910,000 was applied against Tranche D and approximately $910,000 to Tranche E, based on approval by Siemens of the application of these payments. Also, the Company paid Siemens an amount of approximately $314,000 on April 30, 2004 representing the payment of 20% of the Company’s 2003 “Excess Cash Flow” as defined.

The Siemens credit facility includes certain financial and other covenants of the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the occurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of September 25, 2004, the Company was in compliance with those payment provisions. In the event of non-compliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

As of September 25, 2004, working capital decreased $2.0 million to a working capital deficit of $4.3 million as of September 25, 2004 from a working capital deficit of $2.3 million as of December 27, 2003. The working capital deficit of $4.3 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions related to product purchases. Cash and cash equivalents as of September 25, 2004 was approximately $2.5 million.

In July of 2004, the Company implemented a cost reduction program to reduce its salary, marketing and other expenses by approximately $2.5 million annually, based on the second quarter of 2004 expense level. This cost reduction, combined with an improvement in gross margin from the third quarter of 2004 enabled the Company to increase income from operations from $380,000 in the second quarter of 2004 to $1,079,000 in the third quarter of 2004. The Company believes that current cash and cash equivalents, expected cash flows from operations and the impact of the cost reduction program implemented in July 2004 will be sufficient to support the Company’s operational needs through the remainder of the year. There can be no assurance, however, that the Company will achieve its expected cash from operations or that net revenue levels will increase above the current level and that unexpected cash needs will not arise for which the cash, cash equivalents and cash flows from operations will be sufficient. In the event of a shortfall in cash, the Company would consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 25, 2004:

	Payments due by period
		Less			More
		than 1	1 – 3	4 – 5	than 5
	Total	year	years	years	years
Contractual obligations
Long-term debt (1)	$22,425,000	$4,106,000	$4,600,000	$13,719,000	$—
Interest to be paid on long-term debt (2)	3,383,000	731,000	463,000	2,189,000	—
Operating leases	13,708,000	5,572,000	7,390,000	716,000	30,000
Convertible subordinated notes (3)	7,500,000	—	2,500,000	5,000,000	—
Interest to be paid on convertible subordinated notes	1,974,000	834,000	975,000	165,000	—
Manditorily redeemable convertible preferred stock and redemption premiums (4)	4,928,000	—	4,928,000	—	—
Premiums to be paid on manditorily redeemable convertible preferred stock	1,242,000	646,000	596,000	—	—
Employment agreements	1,980,000	135,000	1,620,000	225,000	—
Purchase obligations	1,350,000	651,000	699,000	—	—

Total contractual cash obligations	$58,490,000	$12,675,000	$23,771,000	$22,014,000	$30,000

(1)	Approximately $5.8 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year, $2.9 million in years 1-3.

(2)	Interest on long-term debt excludes $1,641,000 of accrued but unpaid interest on Tranche D presented with long-term debt on the balance sheet.

(3)	These notes and corresponding interest can be repaid at the option of the Company in common stock at the time payment becomes due.

(4)	Includes approximately $365,000 of the 8% premium payable upon redemption in December 2006, of which $119,000 has been accreted as of September 25, 2004.

Net cash used in operating activities improved from approximately $1.8 million in the first nine months of 2003 to net cash used in operating activities of approximately $732,000 in the first nine months of 2004. The reduction in net cash used in operating activities was primarily the result of a net increase in accounts receivable, inventories and prepaid expenses of approximately $388,000 in 2004, compared to a net increase of approximately $870,000 in 2003, and a net increase in accounts payable, accrued expenses, accrued salaries and other compensation of approximately $101,000 in 2004, compared to a net decrease of approximately $2.8 million in 2003. This improvement in net cash used in operating activities due to changes in non-cash current assets and liabilities was however offset by a decrease in the Company’s cash flow from operations before changes in non-cash current assets and liabilities of approximately $2.5 million from 2004 to 2003.

Accounts receivable increased approximately $1.2 million from December 27, 2003 to September 25, 2004 due to the increase in net revenues of approximately $1.5 million from the fourth quarter of 2003 to the third quarter of 2004. Prepaid expenses decreased approximately $759,000 from December 27, 2003 to September 25, 2004 due to the amortization of the prepaid finders fees and warrants related to the $7.5 million convertible subordinated notes of December 2003 as well as the amortization of other prepaid expenses. Accounts payable and accrued expenses decreased approximately $147,000 and accrued salaries and other compensation increased approximately $248,000 from December 27, 2003 to September 25, 2004 due to timing in payments.

Net cash provided by investing activities decreased from approximately $943,000 in the first nine months of 2003 to net cash used in investing activities of $74,000 in the first nine months of 2004 due to the collection of approximately $1.2 million in 2003 related to the discontinued operations compared to only $103,000 in 2004. (See Note 4 of the Consolidated Financial Statements herein.)

Net cash provided by financing activities decreased from approximately $2.0 million in the first nine months of 2003 to net cash used by financing activities of approximately $3.4 million in the first nine months of 2004. This decrease is primarily the result of the net proceeds of $3,500,000 from the Siemens Tranche E Loan in 2003, and the payments on long-term debt of $2.9 million and the payment of dividends on preferred stock of $923,000 in 2004 compared to 2003. The increase in the payment of dividends is due to the new manditorily redeemable convertible preferred stock on which the Company paid accrued but unpaid dividends on an accelerated payment schedule. The expected dividend payments for the remainder of the year are $114,075.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $23,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which requires all shares contingently issuable under our convertible debt instruments to be included in our calculation of diluted earnings per share. The Company’s adoption of EITF 04-8 had no effect on its consolidated financial statements.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Accounting For Revenue Arrangements with Multiple Deliverables,” which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of each of the deliverable items can be reliably determined and the customer’s right of return for the delivered items. The Company’s adoption of EITF 00-21 had no effect on its consolidated financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning the Company’s expectation of the effect of its recently implemented cost reduction program; its belief that current cash and cash equivalents, expected cash flows from operations and the impact of the cost reduction program will be sufficient to support the Company’s operational needs through the remainder of the year; and the Company’s statement that it will consider short-term debt, or additional equity or debt offerings in the event of a shortfall in cash. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as unexpected cash needs, market demand for the Company’s goods and services; changes in the pricing environment; general economic conditions in those geographic regions where the Company’s centers are located; the impact of competitive products; and other risks and uncertainties described herein and in the Company’s filings with the Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the 2003 fiscal year.

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

Long-Term Debt and Convertible Subordinated Notes

		Fixed Rate
	Variable	Yr 1 – 2
	Rate	11%
	Prime Rate	Yr 3 – 5 8%
	+ 1% note	due			10 % note
	due April	November	10 % notes	10 % notes	due Dec 1,
	2007	2008	due 2008	due 2007	2006	Other notes	Total
As of September 25, 2004:
Estimated cash inflow (outflow) by fiscal year of principal maturity	$	$	$	$	$	$	$
2004	(107,000)	—	(140,000)	(156,000)	(575,000)	(269,000)	(1,247,000)
2005	—	—	(595,000)	(621,000)	(2,300,000)	(428,000)	(3,944,000)
2006	—	(2,500,000)	(657,000)	(621,000)	(1,300,000)	(53,000)	(5,131,000)
2007	(13,308,000)	(2,500,000)	(726,000)	(320,000)	—	(56,000)	(16,910,000)
2008	—	(2,500,000)	(193,000)	—	—	—	(2,693,000)

Total	(13,415,000)	(7,500,000)	(2,311,000)	(1,718,000)	(4,175,000)	(806,000)	(29,925,000)

Estimated fair value	(13,415,000)	(7,500,000)	(2,311,000)	(1,718,000)	(4,175,000)	(806,000)	(29,925,000)

Carrying Value	(13,415,000)	(7,500,000)	(2,311,000)	(1,718,000)	(4,175,000)	(806,000)	(29,925,000)

Item 4. Controls and Procedures

a.	As of the end of the period covered by this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal control over financial reporting or in other factors during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date of the evaluation referenced above.

Part II Other Information

Item 6. Exhibits

2.1	The Amended and Restated Merger Agreement, dated November 6, 2001, between HEARx and Helix Hearing Care of America Corp. (incorporated herein by reference as Exhibit 2.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

2.2	Interim Order issued by the Superior Court of Quebec and Notice of Application (incorporated herein by reference as Exhibit 2.2 to the Company’s Joint Proxy Statement/Prospectus Form S-4 (Reg. No. 333-73022)).

2.3	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference as Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference as Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference as Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Certificate of Amendment of Restated Certificate of Incorporation increasing authorized capital effective June 18, 2004 (incorporated herein by reference as Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2004 (File No. 001-11655)).

3.10	Amended and Restated By-Laws of HearUSA, Inc. (incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (File No. 001-11655)).

4.1	Specimen of Certificate representing Common Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-18, filed September 4, 1987 (Registration No. 33-17041-NY)).

4.2	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred

Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.3	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.4	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

10.1	Form of option grant agreement under 2002 Flexible Stock Plan.**

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc. (Registrant)

November 9, 2004

/s/Stephen J. Hansbrough

Stephen J. Hansbrough
Chief Executive Officer
HearUSA, Inc.

/s/Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.