Form 10-K
period 2004-12-25
HEARUSA INC
filed 2005-03-01
CIK 821536

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     As of June 28, 2004, the aggregate market value of the Registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $44,009,280.
     On February 18, 2005, 29,549,049 shares of the Registrant’s common stock and 880,493 of exchangeable shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of the Registrant’s Stockholders (“2005 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I
Item 1.     Business
      HearUSA, Inc. (“HearUSA” or the “Company”) has a network of 154 company-owned hearing care centers (the “centers”) in 11 states and the Province of Ontario, Canada. The Company also sponsors approximately 1,400 credentialed audiology providers (the “network providers” or the “network”) that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
      HearUSA seeks to increase market share and market penetration in its center and network markets. HearUSA will also look for acquisitions in markets where its existing centers are located. The Company’s strategy for increasing market penetration includes advertising to the non-insured self-pay market, positioning itself as the leading provider of hearing care to healthcare providers and increasing awareness of physicians about hearing care services and products in the Company’s geographic markets. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of the public in general.
      HearUSA was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC, a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.
Facilities and Services
      Each HearUSA center is staffed by a licensed and credentialed audiologist or hearing instrument specialist and at least one patient care coordinator. Experienced audiologists supervise clinical operations. The majority of the Company’s centers are conveniently located in shopping or medical centers, and the centers are typically 1,000 to 2,500 square feet in size (1,000 to 2,000 square feet for the Helix centers and 2,000 to 2,500 square feet for the HEARx and HEARx West centers). The Company’s goal is to have all centers similar in design, exterior marking and signage, because a uniform appearance reinforces the message of consistent service and quality of care.
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
      Each of the 1,400 network providers operates independently from the Company. However, to ensure compliance with its hearing benefit programs, the Company performs annual credential verification for each of the network providers to ensure they meet the Company’s network criteria. Also, on a random basis, the Company performs patient surveys on the quality of their services.
Products
      HearUSA’s centers offer a complete range of quality hearing aids, with emphasis on the latest digital technology. While the centers may order a hearing aid from any manufacturer, it is likely the majority of the hearing aids sold by the centers will be manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiaries, Rexton and Electone. The Company has a supply agreement with Siemens for the HearUSA centers in the United States. The Company has agreed to buy certain minimum percentages of the centers’ hearing aid requirements from Siemens. In exchange, Siemens has agreed to give the Company preferred pricing reductions. See Note 6a, Notes to the Consolidated Financial Statements included herein. The centers also sell hearing aids manufactured by Phonak, Oticon, Starkey, Sonic Innovation and Unitron.
      HearUSA’s centers also offer a large selection of assistive listening devices and other products related to hearing care. Assistive listening devices are household and personal technology products designed to assist the hearing impaired in day-to-day living, including such devices as telephones and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.
      The network providers also provide hearing aids, assistive listening devices and other products related to hearing care.
Managed Care, Institutional Contracts and Benefit Providers
      Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HearUSA believes that contractual relationships with institutional buyers of hearing aids are essential. These institutions include managed care companies, employer groups, health insurers, benefit sponsors, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced and relationships with local area physicians are enhanced. Critical to providing care to members of these groups are the availability of distribution sites, quality control and standardization of products and services. The Company believes its system of high quality, uniform company-owned centers meets the needs of the patients and their hearing benefit providers and that the network providers can expand available distribution sites for these patients.
      HearUSA usually enters into provider agreements with benefit providers for the furnishing of hearing care on three different bases: (a) discount arrangement based on a contractual rate offered by the centers and/or the network providers to the benefit provider’s members (all paid for by the patient); (b) an encounter fee for service basis, where the centers and/or the network providers are paid a contracted fee by the benefit provider for each hearing aid sold (with the balance paid by the individual member); or (c) a per capita basis, which is a fixed payment per member per month from the benefit provider to HearUSA, determined by the benefit offered to the patient and the number of patients (the balance, if any, is paid by the individual member). When involving the network providers, HearUSA pays them a portion of the per-member-per-month payment, net of administration fees.
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
      The Company and its subsidiary, HEARx West, currently receive a per-member-per-month fee for more than 1.1 million managed care members. In total, HearUSA services over 268 benefit programs for hearing care with various health maintenance organizations, preferred provider organizations, insurers, benefit administrators and healthcare providers.

Marketing
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
Revenues
      For the fiscal years 2004, 2003 and 2002, HearUSA revenues were $72,300,623, $70,545,154 and $57,230,128, respectively. During 2004, 2003 and 2002, the Company did not have revenues totaling 10% or more of total net revenues from a single customer. Financial information about revenues by geographic area is set out in Note 19, Notes to Consolidated Financial Statements included herein.
Segments
      We operate three business segments: company-owned centers, the network of independent providers and an e-commerce business line. Financial information regarding these business segments is provided in Note 19, Notes to the Consolidated Financial Statements included herein.
Centers
      At the end of 2004, the company owned a total of 154 centers located in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Wisconsin, Minnesota, Missouri, Washington, California (through HEARx West) and the Province of Ontario, Canada. These centers offer people a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.
      The centers owned through HEARx West are located in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2004, there were twenty full-time and two part-time HEARx West centers.
      Under the terms of the joint venture agreement between the Company and Kaiser Permanente, HEARx West has the right of first refusal for any new centers in southern California; Atlanta, Georgia; Hawaii; Denver, Colorado; Portland, Oregon; Cleveland, Ohio; Washington, DC and Baltimore, Maryland. In addition, should HearUSA make a center acquisition in any of these markets, HEARx West has the right to purchase such center. Such a sale would be done at arm’s length, with HEARx West paying HearUSA an equivalent value for any of the centers it acquires.

Network
      The Company sponsors a network of approximately 1,400 credentialed audiology providers that support hearing benefit programs with employer groups, health insurers and benefit sponsors in 49 states. This network, called HearUSA Hearing Care Network, was created early in 2001 with the participation of Siemens. The network grew significantly in July 2002 with the acquisition of Helix which had acquired, with the help of the Company, 100% of the shares of Auxiliary Health Benefit Corporation doing business as National Ear Care Plan (“NECP”). NECP and its 1,400 credentialed audiology providers are now part of the HearUSA network.
      Unlike the company-owned centers, the network is comprised of hearing care practices owned by independent audiologists. Through the network, the Company can pursue national hearing care contracts and offer managed hearing benefits in areas outside of the company-owned center markets. The network’s revenues are derived mainly from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network and from royalties paid by Siemens for each Siemens unit purchased by a participating provider.
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
Joint Commission on Accreditation of Healthcare Organizations
      During 1998, the Company distinguished itself as an accredited healthcare organization when it earned a three-year accreditation by the Joint Commission. The Company was re-accredited in 2002 as a preferred provider organization in hearing care, demonstrating its willingness to provide safe, high quality care and to be measured against high standards of performance. Accreditation means that the Company volunteered to undergo a comprehensive evaluation by a team of physicians and nurses, who personally conducted a review to assess provider credentialing, training and orientation, patient rights and care, organizational leadership and ethics, management of information and performance improvement. At this time, only the 82 company-owned centers doing business as HEARx are accredited. The Company’s long-term goal is to accredit all company-owned centers as well as interested network providers. The Company currently employs 186 licensed hearing professionals, of which 139 are audiologists, including 17 AuD, Doctor in Audiology, and 47 are licensed hearing aid specialists.
Center Management System, Medical Reporting and HearUSA Data Link
      The Company has developed a proprietary center management and data system called the Center Management System (“CMS”). CMS primarily has two functions: to manage patient information and to process point-of-sale customer transactions. The CMS system is operated over a wide area network that links all locations with the corporate office. The Company is developing further capabilities for the wide area network. This system is only used in the company-owned centers.
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
      One of the outputs of CMS is a computerized reporting system that provides referring physicians the test results and recommended action for every patient examined by HearUSA staff in a company-owned center. To the Company’s knowledge, no other dispenser or audiologist presently offers any referring physician similar documentation. Consistent with the Company’s mission of making hearing care a medical necessity, this reporting system makes hearing a part of the individual’s health profile, and increases awareness of hearing conditions in the medical community. Another unique aspect of CMS is its data mining capability which allows for targeted marketing to its customer base. The national call center also has the ability to access the CMS system and can directly schedule appointments.
Competition
      The U.S. hearing care industry is highly fragmented with approximately 11,000 practitioners providing hearing care products and services. The Company competes on the basis of price and service and, as described above, tries to distinguish itself as a leading provider of hearing care to health care providers and the self-pay patient. The Company competes for the managed care customer on the basis of access, quality and cost.
      In the Canadian Province of Ontario, the traditional hearing instrument distribution system is made up of small independent practices where associations are limited to two or three centers. Most centers are relatively small and are located in medical centers, professional centers or in small shopping centers.
      It is difficult to determine the precise number of the Company’s competitors in every market where it has operations, or the percentage of market share enjoyed by the Company. Some competitors are large distributors, including Amplifon of Italy, which owns a network of franchised centers (Miracle Ear) and company-owned centers (Sonus and National Hearing Center) in the United States and Canada, and Beltone Electronics Corp., a hearing aid manufacturer owned by Great Nordic that distributes its products primarily through a national network of “authorized” distributors in the United States and Canada. Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in selected HearUSA markets. All of these companies have greater resources than HearUSA, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HearUSA.
      The Company’s network business will also face competition by companies offering similar network services.. These companies attempt to aggregate demand for hearing products and sell marketing and other services to network participants. In addition, some of these networks are able to offer discounts to managed care payors, insurers and membership organizations. Many independent hearing care providers belong to more than one network. In addition, contract terms for membership are typically short and may be terminated by either party at will. There can be no assurance, however, that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like, which would then compete more directly with HearUSA’s network and its company-owned centers.

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
      In addition, a portion of the Company’s revenues comes from participation in Medicare and Medicaid programs. Federal laws prohibit the payment of remuneration in order to receive or induce the referral of Medicare or Medicaid patients, or in return for the sale of goods or services to Medicare or Medicaid patients. Furthermore, Federal law limits physicians and other healthcare providers from referring patients to providers of certain designated services in which they have a financial interest. HearUSA believes that all of its managed care and other provider contracts and its relationships with referring physicians are in compliance with these Federal laws.
      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. The Department of Health and Human Services (“HHS”) adopted regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. In addition, HIPAA required HHS to adopt standards to protect the security and privacy of health-related information. Final regulations containing privacy standards became effective on April 14, 2003. HearUSA believes it has taken the necessary steps to be in full compliance with these regulations.
      The Federal Trade Commission (FTC) issued the amended Telemarketing Sales Rule on January 29, 2003. The amended rule gives effect to the Telemarketing and Consumer Fraud and Abuse Prevention Act. This legislation gives the FTC and state attorneys generals law enforcement tools to combat telemarketing fraud, give consumers added privacy protections and defenses against unscrupulous telemarketers, and help consumers tell the difference between fraudulent and legitimate telemarketing. One significant amendment to the Telemarketing Sales Rule was inclusion of the prohibition on calling consumers who have put their telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or to the consumer. Other FTC guidelines pertinent to the Company involve professional business practices relating to issues such as transmitting the caller’s telephone number on caller id, abandoning calls and speaking to consumers in a non-professional manner.
      On July 25, 2003 the Federal Communications Commission issued a revised Final Rule Implementing the Telephone Consumer Protection Act of 1991 (TCPA Rule). The original TCPA Rule, issued in 1992, required telemarketers to honor all requests by a consumer that the telemarketer not make future calls on behalf of a specified seller to that consumer, restricted the use of recorded messages in telemarketing, and prohibited unsolicited commercial facsimile transmissions. The revised TCPA Rule prohibits telemarketing calls to telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or consumer, and also contains provisions similar to those in the revised Telemarketing Sales Rule regarding the transmission of caller ID and abandoned calls. Among other new provisions, the revised TCPA rule prohibits the uses of predictive dialers to place telephone calls to cellular telephones. The Company adheres to policies set forth by the FTC and the FCC, and has established policies and practices to ensure its compliance with FTC and FCC regulations, including the requirements related to the national “Do Not Call” registry.
      The CAN-SPAM Act of 2003 regulates commercial electronic mail on a nationwide basis. It imposes certain requirements on senders of commercial electronic mail. The Company adheres to the law by properly representing the nature of its commercial email messages in the subject line, not tampering with source and transmission information in the email “header,” and obtaining email addresses through lawful means. The Company adheres to the specific disclosure requirements of the law by including a physical mail address and a clearly identified and conspicuous “opt-out” mechanism in all commercial email. The Company honors all consumer requests to stop receiving future commercial emails in a timely manner.
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
      Many states have laws and regulations that impose additional requirements related to telemarketing and to the use of commercial email. These include telemarketing registration requirements and anti-fraud protections related to telemarketing and email. In some cases, state laws and regulations may be more restrictive than federal laws and regulations. The Company makes a good faith effort to understand and comply with all applicable state laws and regulations regarding its marketing practices.
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
      In addition, Ontario regulation and codes of conduct of audiologists and hearing instrument practitioners prohibit any remuneration for referrals. The Company has structured its operations in Canada to assure compliance with these regulations and codes and believes it is in full compliance with Canadian law.
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
Seasonality
      The Company is subject to regional seasonality, the impact of which is minimal.
Employees
      At December 25, 2004, HearUSA had 462 full-time employees and 43 part-time employees, of whom 81 were employed by HEARx West.
Where to Find More Information
      The Company makes information available free of charge on its website (www.hearusa.com). Through the website, interested persons can access the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K after such material is electronically filed with the SEC. In addition, interested persons can access the Company’s code of ethics and other governance documents on the Company’s website.
Item 2.     Properties
      HearUSA’s corporate offices and national call center are located in West Palm Beach, Florida. The leases on these properties are for five years and expire in 2006. As of December 25, 2004, the Company operated 31 centers in Florida, 15 in New Jersey, 15 in New York, 9 in Massachusetts, 7 in Ohio, 8 in Michigan, 2 in Wisconsin, 6 in Minnesota, 7 in Missouri, 13 in Washington and 22 HEARx West centers in California. HearUSA also operates 19 centers in the Province of Ontario. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The Company believes these locations are suitable to serve its patients’ needs. The network is operated from an office located in Denver, Colorado (head office of NECP at the time of its acquisition). The lease for this location expires in June 2007. The Company has no interest or involvement in the network providers properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.
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
Item 4.     Submission of Matters to a Vote of Security Holders
      None

EXECUTIVE OFFICERS OF THE COMPANY
      The following sets forth certain information as of the date hereof with respect to the Company’s executive officers. Dr. Brown and Mr. Hansbrough are serving pursuant to employment agreements, renewed in 2003, with 5-year terms expiring in 2008 unless renewed or extended. The other executive officers are serving until their successors are duly appointed and qualified to serve or their earlier resignations or removal.

		First Served
Name and Position	Age	as Executive Officer

Paul A. Brown, M.D. Chairman of the Board	66	1986
Stephen J. Hansbrough President/ Chief Executive Officer Director	57	1993
Gino Chouinard Executive Vice President Chief Financial Officer	36	2002
Kenneth Schofield Chief Operating Officer	40	2004
Donna L. Taylor Senior Vice President of Operations	48	2000
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
      Gino Chouinard, Executive Vice President and Chief Financial Officer, joined HearUSA in July 2002 with its acquisition of Helix. Mr. Chouinard served as Helix’s Chief Financial Officer from November 1999 until its acquisition by HearUSA. Mr. Chouinard is a Chartered Accountant who previously worked for Ernst & Young LLP, an international accounting firm, as Manager from 1996 until 1999 and as Senior Accountant from 1994 until 1996.
      Kenneth J. Schofield, Chief Operating Officer, joined the company in May 1997 as the Director of Information Technology and became Vice President, Information Technology in February 1998.

He was appointed to the office of Chief Operating Officer in August 2004. Before joining the Company, Mr. Schofield served as the Controller for a government contracting company, Teltara, Inc., and the manager of information systems for a privately held group of 25 community newspapers.
      Donna L. Taylor, Senior Vice President of Operations, joined HearUSA in July 1987 as an audiologist. She was later promoted to Area Manager and Director of Operations for the Company in Florida. Prior to her present position she assumed her role as Vice President Sales and Operations in December 1993 and in October 2000 was promoted to Senior Vice President – Sales and Operations.
PART II
Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters
      The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on the Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of February 18, 2005, the Company had 29,549,409 shares of common stock and 880,493 of exchangeable shares outstanding. The closing price on February 18, 2005 was $1.88 for the common stock and Canadian $2.15 for the exchangeable shares. The following table sets forth the high and low sales prices for the common stock as reported by the AMEX for the fiscal quarters indicated:

	Common Stock

Fiscal Quarter	High	Low

2004
First	$2.90	$2.08
Second	$2.10	$1.53
Third	$1.77	$1.05
Fourth	$1.61	$1.15
2003
First	$0.44	$0.25
Second	$0.83	$0.33
Third	$1.67	$0.75
Fourth	$2.80	$1.14
      As of February 18, 2005, there were 1,601 holders of record of the common stock.
Dividend Policy
      HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations. Payment of dividends is restricted under the terms of the Company’s credit agreement with Siemens.

Item 6.     Selected Financial Data
      The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages has been derived from the audited consolidated financial statements of the Company:
OPERATING STATEMENT DATA:

	Year Ended

	December 25	December 27	December 28	December 29	December 29
	2004	2003	2002(1)	2001	2000

Net revenues	$72,300,623	$70,545,154	$57,230,128	$48,796,110	$56,114,832
Total operating costs and expenses	70,512,939	68,645,516	61,713,300	56,995,460	59,696,818

Income (loss) from operations	1,787,684	1,899,638	(4,483,172)	(8,199,350)	(3,581,986)
Non-operating income (expenses):
Interest income	17,543	20,836	114,152	222,349	294,132
Interest expense (including approximately $2,127,000 and $517,000, in 2004 and 2003, of non-cash debt discount amortization)	(4,563,729)	(2,828,327)	(1,722,467)	(652,530)	(28,723)

Loss before equity in loss of affiliated company	(2,758,502)	(907,583)	(6,092,010)	(8,629,531)	(3,316,577)
Equity in loss of affiliated company	—	—	(630,801)	—	—

Loss from continuing operations	(2,758,502)	(907,583)	(6,722,811)	(8,629,531)	(3,316,577)
Discontinued operations	—	(201,536)	(157,658)	—	—
Dividends on preferred stock	(708,159)	(626,956)	(696,541)	(812,205)	(1,346,872)

Net loss applicable to common stockholders	$(3,466,661)	$(1,736,345)	$(7,577,010)	$(9,441,736)	$(4,663,449)

Loss per common share Basic and diluted, loss from continuing operations, including dividends on preferred stock	$(0.11)	$(0.05)	$(0.33)	$(0.72)	$(0.39)

Basis and diluted, net loss applicable to common stockholders	$(0.11)	$(0.06)	$(0.34)	$(0.72)	$(0.39)

Weighted average number of common shares outstanding	30,426,829	30,424,262	22,534,393	13,120,137	11,834,388

Cash dividends per common share	None	None	None	None	None

(1)	As discussed in Note 5 to the Consolidated Financial Statements, effective June 30, 2002, the Company completed its business combination with Helix.

BALANCE SHEET DATA:

	As of

	December 25	December 27	December 28	December 29	December 29
	2004	2003	2002(1)	2001	2000

Total assets	$59,301,815	$66,183,350	$64,996,870	$21,341,522	$21,872,123
Working capital (deficit)	(4,898,459)	(2,330,035)	(10,231,372)	(738,562)	2,350,832
Long-term debt:
Long-term debt, net of current maturities	17,296,125	20,579,977	22,082,389 (2)	8,750,999	175,887
Convertible subordinated notes, net of debt discount of $5,443,879 and $7,423,596	2,056,121	76,404	—	—	—
Mandatorily redeemable convertible preferred stock	4,709,921	4,600,107	—	—	—

(1)	As discussed in Note 5 to the Consolidated Financial Statements, effective June 30, 2002, the Company completed its business combination with Helix.

(2)	Includes $110,890 of long-term debt of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
      The focus of the Company in 2004 was to develop advertising campaigns and pricing structures to increase its gross profit on each transaction. As a result of these initiatives, the Company sustained a growth in net revenues for four consecutive quarters in 2004 and was cash flow positive in 2004.
      Toward the end of 2004, the Company created a sales development department whose objective is to improve sales capabilities of its professionals. In 2005, the Company expects to benefit from this new department and from new advertising campaigns and programs developed to increase patient accessibility to its products.
      During 2004, the Company incurred a net loss of approximately $2,759,000 compared to approximately $1,109,000 in 2003. The increase in the net loss is attributable to an increase in center operating expenses and interest expense. The increase in interest expense is mainly due to the 2004 effects of the December 2003 financing. These increases were offset by a decrease in general and administrative expenses, depreciation and amortization and an increase in net revenues.
      During 2004 and 2003, HEARx West generated net income of approximately $1,385,000 and $723,000. The HEARx West members’ deficit decreased from approximately $4,591,000 at the end of 2003 to approximately $3,206,000 at the end of 2004. According to the Company’s agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and the Venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet.
RESULTS OF OPERATIONS
2004 Compared to 2003
      Net revenues in 2004 increased approximately $1,755,000 or 2.4%. The increase is primarily attributable to an increase in non-hearing aid revenues of approximately $1.9 million during 2004 compared to 2003 mainly due to the Company’s new contract with the Department of Veteran Affairs. Hearing aid revenues remained flat in 2004. A decrease of approximately 4.9% in the number of hearing aids sold during the year was offset by an increase in the average selling price of approximately 4.8%, as patients selected a higher percentage of high end technology hearing aids. Approximately $485,000 of the overall increase in revenues relates to a favorable change in the average Canadian exchange rate from 2003 to 2004. Unlike the first six months of 2003, the first six months of 2004 did not benefit from an aggregate of approximately $2.8 million in revenues from a special contract and an excess of undelivered hearing aids from the prior year.
      Cost of products sold in 2004 decreased approximately $367,000 or 1.8%. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $3,641,000 in 2004 and $3,947,000 in 2003, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan. (See Liquidity and Capital Resources, below) The cost of products sold, as a percent of net revenues, was essentially unchanged at 28.3% and 28.5% in 2004 and 2003, respectively.

      Center operating expenses in 2004 increased approximately $2.5 million, or 7.0% from 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $1.4 million and $1.0 million, respectively. The increase in compensation is attributable in part to annual increases to employees and new employees at the center level and in part to increases in commissions. The increase in commissions is due to changes to some of the compensation programs at the end of the second quarter of 2003 and increases in revenues in regions and/or sectors with higher commission rates. The increase in marketing is attributable to increase in the frequency in the Company’s advertising to the private pay sector and additional mailers to members of managed care companies in 2004 compared to the prior year.
      General and administrative expenses in 2004 decreased approximately $252,000, or 2.4%. This decrease is mainly attributable to a reduction of expenses of approximately $159,000 resulting from a volume discount for telephone expense, and a reduction of professional fees of approximately $576,000. These decreases were offset by an increase in wages and fringe benefits of approximately $291,000, due to an increase in salaries and in additional employees, and an increase in public and shareholder relations expense of approximately $174,000.
      Depreciation and amortization expense in 2004 decreased approximately $706,000 or 30.6%. This decrease is due to certain property and equipment being fully depreciated.
      Interest expense in 2004 increased approximately $1.7 million or 61% over 2003. This increase is attributable to approximately $2,902,000 of interest (including the non-cash portion of approximately $2,127,000) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease of interest on other existing balances due to repayments of principal during 2003 and the beginning of 2004. The non-cash charge of $2,127,000 included in the interest expense is the amortization of the debt discount resulting from the intrinsic value of the beneficial conversion option and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003. This non-cash charge does not impact the liquidity or working capital of the Company.
2003 Compared to 2002
      Net revenues in 2003 increased approximately $13.3 million, or 23.3% over 2002. This increase in revenues is mainly attributable to the revenues of the centers acquired in the Helix acquisition in July 2002 of approximately $10.6 million for the first six months of 2003, which were not included in the first six months of 2002. Excluding the Helix revenues for the first six months of 2003, the Company’s revenues increased approximately $2.7 million or 4.8%, of which approximately $382,000 is related to a change in the average Canadian exchange rate from 2002 to 2003. The remaining increase of approximately $2.4 million is mainly due to an increase of approximately 8.8% in hearing aids sold in the U.S. centers representing approximately $4.2 million in incremental revenues, offset by a decrease in the average selling price of approximately 4.3% representing approximately a $2.3 million decrease in revenues. The reduction in average selling price is mainly attributable to a different mix of promotions in 2003 compared to 2002.
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
LIQUIDITY AND CAPITAL RESOURCES
      On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At December 25, 2004 $3,599,988, $62,400, $1,500,000, $11,776,313 and $2,171,330, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of December 25, 2004, approximately $24.9 million is available to the Company for acquisitions under Tranche B of the credit facility.
      The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens. During 2004, 2003 and 2002, approximately $3.6 million, $3.9 million and $3.8 million of earned preferred pricing reductions were recorded as a reduction of cost of products sold. In 2004, 2003 and 2002, $720,000, $1.0 million and $1.3 million of interest payable, and $2.9 million, $2.9 million and $3.1 million of principal, respectively, has been paid through such preferred pricing reductions. (See Note 6, Notes to Consolidated Financial Statements) The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. The total of payments in 2005 based on 2004 Excess Cash Flow is estimated to be approximately $220,000, which is included as a current maturity of Tranche D.
      The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the occurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of December 25, 2004, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

      During 2004, the working capital deficit increased $2.6 million to $4.9 million from a negative $2.3 million as of December 27, 2003. This increase is mainly due to an excess in the cash flow used for financing and investing activities over cash flow generated from operations. The working capital deficit of $4.9 million includes approximately $2.9 million representing the current maturities of the long-term debt to Siemens for Tranche A, B and C, which may be repaid through preferred pricing reductions. In 2004, the Company generated income from operations of approximately $1.8 million compared to $1.9 million in 2003. Cash and cash equivalents as of December 25, 2004 were approximately $2.6 million.
      Net cash from operating activities improved from approximately $4.8 million used in 2003 to approximately $45,000 generated in 2004. This improvement was primarily the result of a net decrease in accounts receivable, inventories and prepaid expenses of approximately $345,000 in 2004, compared to a net increase of approximately $750,000 in 2003, and a net decrease in accounts payable, accrued expenses, accrued salaries and other compensation of approximately $220,000 in 2004, compared to a net decrease of approximately $4.9 million in 2003. The decrease in the changes in accounts payable and accrued expenses from 2003 to 2004 is attributable to the payment of approximately of $3.8 million of additional Siemens trade payables during 2003 made in order to comply with the original terms of the supply agreement. This improvement in net cash used in operating activities due to changes in non-cash current assets and liabilities was offset by a decrease in the Company’s cash flow from operations before changes in non-cash current assets and liabilities of approximately $1.4 million from 2003 to 2004.
      Accounts receivable increased approximately $398,000 from December 27, 2003 to December 25, 2004 due to the increase in net revenues of approximately $1.9 million from the fourth quarter 2003 to the fourth quarter of 2004. Prepaid expenses decreased approximately $638,000 from December 27, 2003 to December 25, 2004 due to reclassifications and the amortization of prepaid expenses. Accounts payable and accrued expenses decreased approximately $482,000 and accrued salaries and other compensation increased approximately $262,000 from December 27, 2003 to December 25, 2004 due to timing in payments.
      Net cash from investing activities decreased from approximately $1.4 million provided in 2003 to approximately $278,000 used in 2004. This decrease is due to approximately $1.9 million received in 2003 related to the discontinued operations compared to only $105,000 in 2004. (See Note 18 of the Consolidated Financial Statements herein.)
      Net cash from financing activities decreased from approximately $7.8 million provided in 2003 to net cash used of approximately $4.0 million in 2004. This decrease is mainly attributable to net proceeds from financings in 2003 of approximately $10.2 million compared to only $500,000 in 2004 and an increase in repayment of long term debt of approximately $2.2 million from 2003 to 2004. The increase in repayment of long-term debt is primarily due to special payments of $1.8 million to Siemens in January 2004 under the credit agreement (See Note 7 — Notes to the Consolidated Financial Statements, included herein). During 2004 and 2003, $2.9 million each year of preferred pricing reductions were applied against principal payments due on Tranches A, B and C. These payments, being non-cash, are not presented as principal repayments on long-term debt in the consolidated statements of cash flows.
      The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.
      Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 25, 2004.
Payments Due by Period

Contractual		Less than 1			More than
Obligations	Total	Year	1 – 3 Years	4 – 5 Years	5 Years

Long-term debt(1)	$21,449,000	$4,153,000	$17,103,000	$193,000	$—
Interest to be paid on long-term debt(2)	985,000	638,000	344,000	3,000	—
Operating leases	15,373,000	5,977,000	6,346,000	2,656,000	394,000
Convertible subordinated notes(3)	7,500,000	—	5,000,000	2,500,000	—
Interest to be paid on convertible subordinated notes(3)	1,766,000	838,000	821,000	107,000	—
Mandatorily redeemable convertible preferred stock and redemption premiums(4)	4,928,000	—	4,928,000	—	—
Premiums to be paid on mandatorily redeemable convertible preferred stock	1,051,000	570,000	481,000	—	—
Employment agreements	1,845,000	503,000	1,342,000
Purchase obligations	1,314,000	774,000	540,000	—	—

Total contractual cash obligations	$56,211,000	$13,453,000	$36,905,000	$5,459,000	$394,000

(1)	Approximately $5.1 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year and $2.2 million in years 1 – 3.

(2)	Interest on long-term debt excludes $1,814,000 of accrued but unpaid interest on Tranche D presented with long-term debt in (1) above. In addition, approximately $550,000 of interest on Tranches A, B and C can be repaid through preferred pricing reductions from Siemens.

(3)	These notes and corresponding interest can be repaid at the option of the Company in common stock at the time payment becomes due. (See Note 7 — Notes to the Consolidated Financial Statements, included herein.)

(4)	Includes approximately $365,000 of the 8% premium payable upon redemption in December 2006, of which $147,000 has been accreted as of December 25, 2004.
      Also, the Company expects using a range of $150,000 to $700,000 in cash in 2005 to replace existing computers and equipment as well as for center relocations upon lease expirations.

CRITICAL ACCOUNTING POLICIES
      Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:
Goodwill
      The majority of the Company’s goodwill resulted from the combination with Helix. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2004 and 2003, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.
Revenue recognition
      Revenues from the sale of audiological products are recognized at the time of delivery. Revenues from hearing care services are recognized at the time those services are performed.
      The Company has capitation contracts with certain health care organizations under which the Company is paid an amount for each enrollee of the health maintenance organization to provide to the enrollee a once every three years discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. Capitation revenue is earned as a result of agreeing to provide services to members without regard to the actual amount of service provided; revenue is recorded in the period that the beneficiaries are entitled to hearing care services.
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
      In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $22,000.

Sales returns
      The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer.
RECENT ACCOUNTING PRONOUNCEMENT
      In December 2004, SFAS No. 123®, “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS No. 123® revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123® requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities who file as of the beginning of the first interim period that begins after June 15, 2005. The Company plans to implement SFAS 123® on its effective date. Based on the outstanding number of employee stock options and excluding the impact of any future grants at December 25, 2004, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $887,000 in 2004 (See Note 1 Description of the Company and Summary of Significant Accounting Policies — stock-based compensation) and $1,425,000 in 2005.
Forward Looking Statements
      This Annual Report on Form 10-K and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that it could obtain comparable products from other manufacturers in the event of a disruption of supply from Siemens and that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      The Company does not engage in derivative transactions. The Company does become exposed to foreign currency transactions as a result of its operations in Canada. The Company does not hedge such exposure. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt and convertible subordinated notes. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:
Long-Term Debt and Convertible Subordinated Notes

		Fixed Rate

		Yr 1 – 2
	Variable	11%
	Rate	Yr 3 – 5 8%
	Prime Rate	due			10% note
	+1% note due	November	10% notes	10% notes	due Dec 1,	Other
	April 2007	2008	due 2008	due 2007	2006	notes	Total

As of December 25, 2004
Estimated cash inflow (outflow) by fiscal year of principal maturity	$	$	$	$	$	$	$
2005	(220,000)	—	(595,000)	(621,000)	(2,300,000)	(416,000)	(4,152,000)
2006	—	(2,500,000)	(657,000)	(621,000)	(1,300,000)	(53,000)	(5,131,000)
2007	(13,370,000)	(2,500,000)	(726,000)	(320,000)	—	(57,000)	(16,973,000)
2008	—	(2,500,000)	(193,000)	—	—	—	(2,693,000)

Total	(13,590,000)	(7,500,000)	(2,171,000)	(1,562,000)	(3,600,000)	(526,000)	(28,949,000)

Estimated fair value	(13,590,000)	(7,500,000)	(2,171,000)	(1,562,000)	(3,600,000)	(526,000)	(28,949,000)

Carrying Value	(13,590,000)	(7,500,000)	(2,171,000)	(1,562,000)	(3,600,000)	(526,000)	(28,949,000)

Item 8.     Financial Statements and Supplementary Data

Page

Index to Financial Statements
Financial Statements:
Report of Independent Registered Public Accounting Firm	24
Consolidated Balance Sheets at December 25, 2004 and December 27, 2003	25
Consolidated Statements of Operations for the years ended December 25, 2004, December 27, 2003, and December 28, 2002	26
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002	28
Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003, and December 28, 2002	29-30
Notes to Consolidated Financial Statements	31-55
Financial Statement Schedule:
II Valuation and Qualifying Accounts — For the years ended December 25, 2004 December 27, 2003 and December 28, 2002	56

Report of Independent Registered Public Accounting Firm
Board of Directors
HearUSA, Inc.
West Palm Beach, Florida
We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 25, 2004 and December 27, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America.
Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
BDO Seidman, LLP
West Palm Beach, Florida
February 1, 2005

HearUSA, Inc.
Consolidated Balance Sheets

	December 25,	December 27,
	2004	2003

ASSETS (Note 6)
Current assets
Cash and cash equivalents	$2,615,379	$6,714,881
Restricted Cash and investment securities (Note 2)	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $373,583 and $490,881	5,876,699	6,539,149
Inventories	877,206	979,092
Prepaid expenses and other	558,921	1,115,393

Total current assets	10,363,205	15,783,515
Property and equipment, net (Notes 3 & 6)	3,493,862	4,969,265
Goodwill (Notes 4 and 5)	33,652,380	33,222,779
Intangible assets, net (Notes 4 and 5)	11,242,444	11,577,097
Deposits and other	549,924	630,694

	$59,301,815	$66,183,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,644,600	$6,750,234
Accrued expenses	2,303,601	2,492,094
Accrued salaries and other compensation	1,982,559	1,706,252
Current maturities of long-term debt (Note 6)	4,152,908	6,436,271
Dividends payable (Notes 8, 9C and 9D)	177,996	728,699

Total current liabilities	15,261,664	18,113,550

Long-term debt (Note 6)	17,296,125	20,579,977
Convertible subordinated notes, net of debt discount of $5,443,879 and $7,423,596 (Note 7)	2,056,121	76,404

Total long-term debt	19,352,246	20,656,381

Commitments and contingencies (Notes 3,6,7,8,10 and 14)	—	—

Mandatorily redeemable convertible preferred stock (Note 8)	4,709,921	4,600,107

Stockholders’ equity
Preferred stock:
(Aggregate liquidation preference $2,330,000 and $2,330,000, $1 par, 5,000,000 shares authorized (Note 9)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233
Common stock: $0.10 par; 50,000,000 shares authorized 30,060,690 and 29,528,450 shares issued (Notes 4,5,7,8,9 and 10)	3,006,069	2,952,845
Stock subscription (Note 9B)	(412,500)	(412,500)
Additional paid-in capital	120,197,937	120,226,050
Accumulated deficit	(101,968,452)	(98,501,791)
Accumulated other comprehensive income	1,639,838	1,033,616
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	19,977,984	22,813,312

	$59,301,815	$66,183,350

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Net revenues	$72,300,623	$70,545,154	$57,230,128

Operating costs and expenses:
Cost of products sold	20,464,789	20,097,594	16,428,569
Center operating expenses	37,518,850	35,059,925	31,577,182
General and administrative expenses	10,218,284	10,470,717	11,185,160
Depreciation and amortization	2,311,016	3,017,280	2,522,389

Total operating costs and expenses	70,512,939	68,645,516	61,713,300

Income (loss) from operations	1,787,684	1,899,638	(4,483,172)
Non-operating income (expense):
Interest income	17,543	20,836	114,152
Interest expense (including approximately
$2,127,000 and $517,000, in 2004 and 2003, of
non-cash debt discount amortization)	(4,563,729)	(2,828,327)	(1,722,990)

Loss before equity in loss of affiliated company	(2,758,502)	(907,853)	(6,092,010)
Equity in loss of affiliated company (Note 1)	—	—	(630,801)

Loss from continuing operations	(2,758,502)	(907,853)	(6,722,811)
Discontinued operations (Note 18)
Loss from discontinued operations (including loss on disposal of $105,296 in 2003)	—	(201,536)	(157,658)

Net loss	(2,758,502)	(1,109,389)	(6,880,469)
Dividends on preferred stock (Notes 8, 9C)	(708,159)	(626,956)	(696,541)

Loss applicable to common stockholders	$(3,466,661)	$(1,736,345)	$(7,577,010)

Loss from continuing operations, including dividends on preferred stock, per common share — basic and diluted	$(0.11)	$(0.05)	$(0.33)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.11)	$(0.06)	$(0.34)

Weighted average number of shares of common stock outstanding (Notes 1, 9 and 10)	30,426,829	30,424,262	22,524,393

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended		Year Ended		Year Ended
	December 25, 2004		December 27, 2003		December 28, 2002

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock
Balance, beginning of year	233	$233	4,796	$4,796	5,010	$5,010
Exchange/redemption of preferred stock	—	—	(4,563)	(4,563)	(214)	(214)

Balance, end of year	233	$233	233	$233	4,796	$4,796

Common stock
Balance, beginning of year	29,528,450	$2,952,845	24,457,055	$2,445,705	14,559,403	$1,455,940
Exchange/redemption of preferred stock	—	—	—	—	136,018	13,602
Exercise of employee stock options	6,250	625	20	2	—	—
Settlement of liability with common stock	—	—	—	—	141,480	14,148
Issuance of common stock	—	—	—	—	1,500,000	150,000
Issuance of common stock for exchangeable shares	525,990	52,599	5,071,375	507,138	—	—
Issuance common stock — Helix combination	—	—			8,120,154	812,015

Balance, end of year	30,060,690	$3,006,069	29,528,450	$2,952,845	24,457,055	$2,445,705

Treasury stock
Balance, beginning of year	523,662	$(2,485,141)	518,660	$(2,483,441)	518,660	$(2,483,441)
Purchase of treasury stock	—	—	5,002	(1,700)	—	—

Balance, end of year	523,662	$(2,485,141)	523,662	$(2,485,141)	518,660	$(2,483,441)

Stock subscription
Balance, beginning of year		$(412,500)		$(412,500)		$(412,500)
Stock Subscription		—		—		—

Balance, End of Year		$(412,500)		$(412,500)		$(412,500)

Additional paid-in capital:
Balance, beginning of year		$120,226,050		$117,314,681		$91,438,475
Exchange/redemption of preferred stock, including issuance costs				(4,759,324)		(277,388)
Value of warrants and beneficial conversion feature issued with convertible subordinated notes payable		—		7,708,229		—
Value of warrants issued with debt		—		429,339		—
Exercise of employee stock options		3,563		13		—
Issuance of common stock for exchangeable shares		(52,598)		(507,138)		—
Proceeds of Board of Directors’ stock		—		40,250		—
Settlement of liability with common stock		—		—		65,081
Issuance common stock — Helix combination		—		—		24,317,835
Consulting expense		12,672
Fair value of options and warrants — Helix combination		—		—		380,428
Compensation expense		8,250		—		40,250
Issuance of common stock		—		—		1,350,000

Balance, end of year		$120,197,937		$120,226,050		$117,314,681

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended

	December 25, 2004	December 27, 2003	December 28, 2002

	Amount	Amount	Amount

Accumulated deficit:
Balance, beginning of year	$(98,501,791)	$(96,765,446)	$(89,188,436)
Net loss	(2,758,502)	(1,109,389)	(6,880,469)
Preferred stock dividends	(708,159)	(626,956)	(696,451)

Balance, end of year	$(101,968,452)	$(98,501,791)	$(96,765,446)

Accumulated other comprehensive income:
Balance, beginning of year	$1,033,616	$462,825	$—
Foreign currency translation adjustment	606,222	570,791	462,825

Balance, end of year	$1,639,838	$1,033,616	$462,825

Comprehensive income (loss):
Net loss	$(2,758,502)	$(1,109,389)	$(6,880,469)
Other comprehensive income	606,222	570,791	462,825

Comprehensive loss	$(2,152,280)	$(538,598)	$(6,417,644)

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Cash flows from operating activities
Net loss	$(2,758,502)	$(1,109,389)	$(6,880,469)
Loss from discontinued operations	—	(201,536)	(157,658)

Loss from continuing operations	(2,758,502)	(907,853)	(6,722,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311,016	3,017,280	2,522,389
Provision for doubtful accounts	430,454	801,303	796,523
Debt discount amortization	2,127,054	516,992	—
Principal payments on long-term debt made through preferred pricing reductions	(2,920,804)	(2,920,804)	(3,100,004)
Interest on Siemens Tranche D	655,568	710,027	447,499
Loss on disposition of equipment	53,836	648	178,369
Equity loss in affiliated company	—	—	630,801
Compensation expense from the issuance of capital stock	—	—	40,250
Executive compensation expense	8,250	—	—
Consulting expense	12,672	—	—

Net cash provided by (used in) continuing activities before changes in non-cash working capital item	(80,456)	1,217,593	(5,207,004)
(Increase) decrease in:
Accounts and notes receivable	(398,433)	(842,031)	1,015,235
Inventories	105,305	(33,531)	281,146
Prepaid expenses and other	638,235	125,874	211,272
Increase (decrease) in:
Accounts payable and accrued expenses	(481,787)	(4,761,611)	862,123
Accrued salaries and other compensation	261,810	(123,107)	1,234,601

Net cash provided by (used in) continuing activities	44,674	(4,416,813)	(1,602,607)
Net cash provided by (used in) discontinued operations	—	(415,788)	(198,346)

Net cash provided by (used in) continuing activities	44,674	(4,832,601)	(1,800,953)

Cash flows from investing activities
Purchase of property and equipment	(382,673)	(259,683)	(480,647)
Capital expenditures from discontinued operations	—	(8,196)	—
Proceeds from sale of discontinued operations	104,628	1,880,244	—
Business acquisitions	—	(251,533)	(113,685)
Purchase of investments	—	—	(5,542,524)
Proceeds from maturities of investments	—	—	5,257,524
Issuance of note receivable and advance to Helix pre-combination net of cash acquired of $1,162,803	—	—	(8,384,122)
Purchase of pre-combination investment in Helix	—	—	(2,000,000)
Cost of business combination	—	—	(1,570,683)

Net cash provided by (used in) investing activities	(278,045)	1,360,832	(12,834,137)

Cash flows from financing activities
Proceeds from issuance of long-term debt	500,000	3,500,000	13,227,095
Proceeds from convertible notes, net of issuing costs of $266,000	—	8,734,000	—
Payments on long-term debt from discontinued operations	—	(29,822)	(26,473)
Principal payments on long-term debt	(3,310,477)	(1,160,696)	(1,826,839)
Principal payments on convertible subordinated notes	—	(2,000,000)	—
Acquisition of treasury stock	—	(1,700)	—
Exchange & redemption of capital stock	—	(200,877)	(264,000)
Proceeds from exercise of employee stock options	4,189	15	—
Proceeds from Board of Director sale of stock	—	40,250	—
Proceeds from issuance of capital stock, net of offering costs	—	—	1,500,000
Dividends on preferred stock	(1,149,048)	(1,076,317)	(1,002,427)

Net cash provided by (used in) financing activities	(3,955,336)	7,804,853	11,607,356

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended

	December 25,	December 27,	December 28,
	2004	2003	2002

Effects of exchange rate changes on cash	89,205	(28,226)	(123,851)

Net increase (decrease) in cash and cash equivalents	(4,099,502)	4,304,858	(3,151,585)
Cash and cash equivalents at beginning of year	6,714,881	2,410,023	5,561,608

Cash and cash equivalents at end of year	$2,615,379	$6,714,881	$2,410,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,263,473	$424,337	$81,252
Cash paid for income taxes	155,947	—	—
Supplemental schedule of non-cash investing and financing activities:
Preferred stock dividend paid upon conversion in kind by issuance of additional common stock	$—	$—	$69,973
Issuance of note payable and assumption of accounts payable in exchange business acquisitions	—	100,492	225,000
Issuance of capital lease in exchange for property and equipment	—	401,883	290,434
Purchase of equipment with volume discount credit	158,800	—	—
See Note 5 for impact of Helix combination
See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements
1.     Description of the Company and Summary of Significant Accounting Policies
The Company
      HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of December 25, 2004, the Company has a network of 154 company-owned hearing care centers in 11 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
      During 2004 and 2003, HEARx West generated net income of approximately $1,385,000 and $723,000. The HEARx West members’ deficit decreased from approximately $4,591,000 at the end of 2003 to approximately $3,206,000 at the end of 2004. According to the Company’s agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and the venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income, as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet.
Investment in Affiliated Company
      Prior to the closing of the combination with Helix in July 2002, the Company owned approximately 10.5 percent of the common stock of Helix. The Company accounted for this investment using the equity method because the Company had the ability to exercise significant influence over the operational and financial policies of Helix as a result of the terms of the merger agreement with Helix and the use of certain proceeds of the Company’s credit facility with Siemens to repay certain debts of Helix. Under the equity method, the Company recorded its proportionate share of profits and losses of the affiliated company based on its percentage interest in the affiliated company.
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
Comprehensive Income (Loss)
      Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents foreign currency translation adjustment.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
Fiscal year
      The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks and the next year with 53 weeks will be 2005. The additional week will be included in the first quarter of 2005.
Concentration of credit risk
      The Company maintains its cash deposits at commercial banks. We place our cash and cash equivalents with high quality financial institutions. At times, our account balances may exceed federally insured limits. Management believes the Company is not exposed to any significant risk on its cash accounts.
Investment securities
      Marketable securities are classified available for sale and are carried at estimated market value. Unrealized holding gains and losses are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses realized from the sales are computed by the specific identification method.
Allowance for doubtful accounts
      The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable.
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
Goodwill and other intangible assets
      Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective in 2002 goodwill amortization ceased and is subject to impairment assessments. A fair-value-based test is applied at the reporting unit level. This test requires various judgments and estimates. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2003 and 2004, and each of these tests indicated no impairment. Other intangible assets include finite lived intangible assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and trade names, which are not amortized.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
Pre-opening costs
      The costs associated with the opening of new centers are expensed as incurred.
Long-lived assets – impairments and disposals
      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 25, 2004 and December 27, 2003, no long-lived assets were held for disposal and no impairment losses were recorded in the statement of operations.
Convertible Instruments, Warrants, Amortization of Warrant and Fair Value Determination
      In 2003 the Company issued debt instruments, which are convertible into its common stock and include the issuance of warrants. These financing transactions are recorded in accordance with Emerging Issues Task Force Issue No.’s 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the beneficial conversion feature embedded in the convertible instrument and the value allocated to the related warrants based upon a relative fair value allocation of the proceeds of the instrument is recognized on the balance sheet as debt discount. The debt discount is amortized as interest expense over the life of the respective debt instrument.
Advertising Costs
      Costs for newspaper, television, and other media advertising are expensed as incurred and were $5,785,000, $4,797,000 and $5,596,000 in 2004, 2003, and 2002, respectively.
Sales return policy
      The Company provides to all patients purchasing hearing aids a specific return period, which is a minimum of 30 days, if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.
Warranties
      The Company provides its patients with warranties on hearing aids varying from one to three years. The first year on the warranty is always covered by the manufactures’ warranty. The warranties provided for the second and third years always require a co-payment from the patients, usually covering the cost of the repair or replacement to the Company. When the cost of repair or replacement to the Company is estimated to exceed the patient co-pay, the Company provides an allowance in accrued expenses to cover the future excess cost, such amounts have been minimal historically.
Revenue Recognition
      Revenues from the sale of audiological products are recognized at the time of delivery to the patient. Revenues from hearing care services are recognized at the time those services are performed.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Company has capitation contracts with certain health care organizations under which the Company is paid an amount for each enrollee of the health maintenance organization to provide to the enrollee a discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. Capitation revenue is earned as a result of agreeing to provide services to members without regard to the actual amount of service provided. Revenue is recorded in the period that the beneficiaries are entitled to health care services.
Income taxes
      Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to amounts considered more likely than not to be realized.
Net loss per common share
      Net loss per common share is calculated in accordance with SFAS No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net loss per common share — basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share — diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Convertible preferred stock, stock options and stock warrants are excluded from the computations of net loss per common share because the effect of their inclusion would be anti-dilutive.
      Due to the Company’s net losses, the following common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of 9,738,372, 18,984,654 and 12,965,555, respectively, were excluded from the computation of net loss per common share — diluted at December 25, 2004, December 27, 2003 and December 28, 2002 because they were anti-dilutive. For purposes of computing net loss per common share — basic and diluted, for the years ended December 25, 2004 and December 27, 2003, the weighted average number of shares of common stock outstanding includes the effect of the 892,872 and 1,418,848, respectively, exchangeable shares of HEARx Canada, Inc. described in Note 5, as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the combination for financial reporting purposes.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (See Note 17 Recent Accounting Pronouncement):

	December 25,	December 27,	December 28,
	2004	2003	2002

Loss applicable to common stockholders
As reported	$(3,466,661)	$(1,736,345)	$(7,577,010)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(887,000)	(447,000)	(394,990)

Pro forma, net loss	(4,353,661)	(2,183,345)	(7,972,000)

Loss per share
Basic-as reported	$(0.11)	$(0.06)	$(0.34)

Basic-pro forma	$(0.14)	$(0.07)	$(0.35)

Diluted-as reported	$(0.11)	$(0.06)	$(0.34)

Diluted-pro forma	$(0.14)	$(0.07)	$(0.35)

      For purposes of the above disclosure, the determination of the fair value of stock options granted in 2004, 2003 and 2002 was based on the following: (i) a risk free interest rate of 4.16%, 2.90% and 3.29% respectively; (ii) expected option lives ranging from 5 to 10 years; (iii) expected volatility in the market price of the Company’s common stock of 92%, 98% and 95% respectively; and (iv) no dividends on the underlying common stock.
Statements of Cash Flows
      For the purposes of the Statements of Cash Flows, temporary cash investments which have an original maturity of ninety days or less are considered cash equivalents.
Estimates
      The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
      Certain amounts in the 2003 and 2002 financial statements have been reclassified in order to conform to the 2004 presentation.
2.     Cash and Cash Equivalents and Investment Securities
Restricted cash and investment securities
      During the year ended December 25, 2004 a certificate of deposit for $285,000 matured. The bank currently requires that the Company maintain this balance in its operating account.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Investment securities available for sale at December 25, 2004 and December 27, 2003 consist of certificates of deposit of $150,000 and $435,000.
      At December 25, 2004, certificates of deposit of $150,000 with contractual maturities with in one year or less were pledged as collateral to a financial institution for automated clearing house exposure.
3. Property and Equipment and Leases
      Property and equipment consists of the following:

	Range of	December 25,	December 27,
	Useful Lives	2004	2003

Equipment, furniture and fixtures	5-10 years	$11,272,840	$11,308,356
Leasehold Improvements	5-10 years	7,474,625	7,543,354
Computer systems	3 years	4,634,538	4,546,162
Leasehold improvements in progress	N/A	23,498	108,210

		23,405,501	23,506,082
Less accumulated depreciation and amortization		19,911,639	18,536,817

		$3,493,862	$4,969,265

      The Company leases facilities primarily for hearing centers. These are located in retail shopping areas having terms expiring at various dates through fiscal 2010. The Company recognizes rent expense on a straight line basis over the lease term. The lease term is determined on the date the lease is executed and includes only the original term of the lease and does not include renewal options. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and cash payments, which is due to escalating rents in the lease contracts, is included in accrued expenses in the accompanying consolidated balance sheet. Equipment and building rent expense under operating leases in 2004, 2003 and 2002 was approximately $6,198,000, $6,237,000 and $5,351,000, respectively.
      Approximate future minimum rental commitments under operating leases are as follows: $5,977,000 in 2005; $3,857,000 in 2006; $2,489,000 in 2007; $1,807,000 in 2008; $849,000 in 2009 and $ 394,000 thereafter.
4.     Goodwill and Intangible Assets
      A summary of changes in the Company’s goodwill during the years ended December 25, 2004 and December 27, 2003, by business segment are as follows:

	December 27,	Additions &	Currency	December 25,
	2003	Adjustments	Translation	2004

Centers	$32,343,000	$—	$429,000	$32,772,000
Network	880,000	—	—	880,000

	$33,223,000	$	$429,000	$33,652,000

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      A summary of changes in the Company’s goodwill during the years ended December 27, 2003 and December 28, 2002, by business segment are as follows:

	December 28,	Additions &	Currency	December 27,
	2002	Adjustments)	Translation	2003

Centers	$31,734,000	$140,000	$469,000	$32,343,000
Network	880,000	—	—	880,000

	$32,614,000	$140,000	$469,000	$33,223,000

      As of December 25, 2004 and December 27, 2003, intangible assets consisted of the following:

	December 25,	December 27,
	2004	2003

Amortizable intangible assets:
Patient files and customer lists	$5,632,000	$5,537,000
Accumulated amortization	(1,745,000)	(1,227,000)

Amortizable intangible assets, net	3,887,000	4,310,000
Trademark and trade names	7,355,000	7,267,000

	$11,242,000	$11,577,000

      For 2004, 2003 and 2002, the aggregate amortization expense for these assets was approximately $498,000, $457,000 and $240,000, respectively. At December 25, 2004, the estimated amortization expense for the next five fiscal years is approximately: 2005 — $492,000, 2006 — $473,000, 2007 — $454,000, 2008 — $436,000, 2009 — $413,000, and thereafter — $1,619,000.
5.     Business Acquisitions
Helix Acquisition
      On July 27, 2001, the Company and Helix Hearing Care of America Corp. (“Helix”) signed a definitive merger agreement, which was subsequently amended and restated as of November 6, 2001. Helix owned or managed, prior to the combination, 126 hearing healthcare clinics located in Massachusetts, New York, Ohio, Michigan, Wisconsin, Minnesota, Washington and Missouri as well as in the Canadian Provinces of Ontario and Quebec. The transaction was approved by the stockholders of both the Company and Helix on June 26, 2002 and by the Canadian courts on June 28, 2002. The transaction closed on July 11, 2002, and was effective June 30, 2002 for financial reporting purposes.
      The Company acquired all of the issued and outstanding common shares of Helix in exchange for approximately 14,610,000 shares of the Company’s common stock, at a price of $1.72, the market price of the Company’s common stock on the day preceding the public announcement of the definitive agreement. At closing, the Company issued 8,120,154 shares of the Company’s common stock, 7,227,282 exchangeable shares of HEARx Canada, Inc., which have been exchanged, and 892,872 exchangeable shares, which remain outstanding as of December 25, 2004. Each exchangeable share of HEARx Canada, Inc. is exchangeable for one share of the Company’s common stock. The exchangeable shares are traded on the Toronto Stock Exchange under the symbol “HUX”. (See Note 9) In addition, the Company issued options and warrants to purchase approximately 1,730,000 shares of the Company’s common stock to holders of Helix options and warrants in exchange for those options and warrants. The fair value of the Company’s options and warrants issued was approximately $380,000, using fair value assumptions of: no dividends, expected volatility of approximately 95%, risk-free interest rate of approximately 4%, and expected lives

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
ranging from 1 to 6 years. Total costs incurred by the Company in connection with the acquisition were approximately $2,547,000. The total purchase price was approximately $28,058,000.
      The following table summarizes the fair values of the Helix assets acquired and the liabilities assumed as of June 30, 2002, the effective date of the acquisition for financial reporting purposes. These fair values are based on Helix’s balance sheet at June 30, 2002 under generally accepted accounting principles in the United States and translated from Canadian dollars to US dollars at the rate of .6585.

Current assets	$6,481,000
Property and equipment	2,446,000
Intangible assets	11,810,000
Goodwill	29,915,000

Total assets acquired	50,652,000
Current liabilities	(8,591,000)
Long-term debt	(14,003,000)
Total liabilities assumed	(22,594,000)

Purchase price	$28,058,000

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
      The following summary of unaudited pro forma condensed combined statements of operations data gives effect to the combination as if it occurred at the beginning of the period presented, combining the results of HearUSA and those of Helix:

Year Ended
December 28, 2002

Net revenue	$74,195,000

Net loss applicable to common stockholders	(12,694,000)

Loss per common share: Basic and diluted	$(0.43)

Investment in and Advances to Affiliated Company
      On November 16, 2001, the Company loaned $700,000 to Helix for use by Helix as part of the $3.5 million acquisition of substantially all of the capital stock of Auxiliary Benefits Corporation, a Colorado corporation doing business as National Ear Care Plan (“NECP”). The note was secured by substantially all of the assets of NECP, bore interest at a rate of prime plus 1% per annum and originally matured on November 16, 2002. On January 10, 2002, the Company loaned to Helix an additional $2 million to complete the NECP transaction. On January 14, 2002, the Company and Helix entered into a subscription agreement pursuant to which the Company purchased 4,853,932 common shares of Helix for an aggregate purchase price of $2.7 million. The purchase price was paid using the $2.7 million in loans to Helix. Upon consummation of the purchase of the 4,853,932 Helix common shares, the Company became an approximate 10.5 percent owner of Helix common shares. Prior to the closing of the combination with Helix, the Company accounted for this

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
investment using the equity method. Approximately $631,000 was recorded as equity in loss of affiliated company for the twelve months ended December 28, 2002, representing the Company’s equity in the net loss of Helix from the January 14, 2002 acquisition date to June 30, 2002, the effective closing date of the combination with Helix for financial reporting purposes. At December 25, 2004 and December 27, 2003, approximately $2,485,000 from this transaction is included in goodwill.
Other Business Acquisitions
      In 2003, the Company acquired the operations of various centers and audiological practices, including customer lists, for a total consideration of approximately $255,000.
      In December 2002, the Company acquired the operations of various centers for a total consideration of approximately $339,000.
6.     Long-term Debt (Also see Note 7)
      Long-term debt consists of the following:

	December 25,	December 27,
	2004	2003

Notes payable to a Siemens — see (a) below:
Tranche A	$3,599,988	$5,899,992
Tranche B	62,400	83,200
Tranche C	1,500,000	2,100,000
Tranche D (including accrued interest of $1,813,971 and $1,158,403	13,590,284	14,158,403
Tranche E	2,171,329	3,500,000
Other	91,685	196,165

Total notes payable to Siemens	21,015,686	25,937,760
Other	433,347	1,078,488

	21,449,033	27,016,248
Less current maturities	4,152,908	6,436,271

	$17,296,125	$20,579,977

      The approximate aggregate maturities on long-term debt obligations in years subsequent to 2004 are as follows: 2005 — $4,153,000; 2006 — $2,631,000; 2007 — $14,472,000; 2008 — $193,000.

a)	On December 7, 2001, HearUSA entered into a credit agreement (“credit facility”) with Siemens pursuant to which Siemens agreed to provide a $51,875,000 secured credit facility. The credit facility is comprised of (a) a $10,875,000 five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 five-year term loan facility (the Tranche C Loan); and (d) a $13,000,000 five-year term loan credit facility (the Tranche D Loan). The credit facility is secured by all of the assets of the Company.

The Tranche A and C Loans are payable in equal quarterly amounts over five years, through their maturity dates of December 2006 and June 2007, respectively. The Tranche B Loan is payable quarterly and payments are calculated as 5% of the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

aggregate outstanding balance. Any remaining Tranche B Loan principal and interest is due and payable on the final maturity date of December 2007. Interest of 10% is due and payable each quarter for the Tranche A, B and C loans. Principal and interest, at prime rate (5.25% at December 25, 2004) plus 1%, on the Tranche D Loan is payable on the final maturity date of April 2007. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year end, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. As of December 25, 2004, based on the 2004 Excess Cash Flow these additional maturities totaled approximately $220,000. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its requirements of hearing aids from Siemens pursuant to the supply agreement discussed below. HearUSA records a preferred pricing receivable and reduces cost of products sold for the preferred pricing earned as it meets minimum purchase percentages from Siemens. The preferred pricing receivable is then applied against the quarterly principal payments and related interest when they become due. The loans may be prepaid in whole or in part at any time without penalty.

Further, on March 14, 2003, the Company obtained additional funding of $3,500,000 in the form of a five-year note payable to Siemens (the Tranche E Loan) with 10% interest. The Company is required to make monthly payments of interest only in the first year. In years two through five, the Company must make monthly principal and interest payments. The additional funding was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement.

Approximately $24,938,000 is available to the Company for acquisitions under the Tranche B loan as of December 25, 2004.

The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement, and the application of such pricing reductions against principal and interest payments on Tranches A, B and C:

	2004	2003	2002

Preferred pricing reductions recorded as a reduction of cost of products sold	$3,641,000	$3,947,000	$3,765,000

Portion applied against quarterly principal payments	$(2,921,000)	$(2,921,000)	$(3,100,000)
Portion applied against quarterly interest payments	(720,000)	(1,026,000)	(1,315,000)
Portion applied to accounts receivable		—	650,000

	$(3,641,000)	$(3,947,000)	$(3,765,000)

In connection with the credit facility, HearUSA and Siemens entered into a supply agreement dated as of December 7, 2001, pursuant to which HearUSA agreed to purchase from Siemens certain minimum percentages of HearUSA company-owned centers’ hearing aid purchases for a period of ten years (an initial five year term which

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

can be extended for an additional five year term on the same terms and conditions as the initial term) at specified prices.

Pursuant to the agreements with Siemens, a change of control of the Company (as defined) will constitute an event of default upon which Siemens may cancel its commitments under the credit agreement and declare the entire outstanding amounts under the credit facilities to be immediately due and payable. Furthermore, under the circumstances that the surviving entity of such change of control is a manufacturer of hearing aids or related products or owns, directly or indirectly, a manufacturer of hearing aids or related products, the surviving entity will have to pay Siemens a $50 million breakup fee.

The Siemens credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Management believes as of December 25, 2004 the Company was in compliance with the covenants of this agreement.
7.     Convertible Subordinated Notes
      On December 19, 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with five-year warrants to purchase 2,642,750 shares of the Company’s common stock. The notes may not be converted and warrants to purchase 2,142,750 shares may not be exercised for a two-year period. The remaining warrants to purchase 500,000 shares are exercisable beginning in June 2005 at $1.75 per share. Beginning in December 2005 the notes may be converted at $1.75 per share and the warrants may be exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent for the first two years and then at 8 percent through the remainder of their term. Proceeds from this financing have been used to repay the $2 million financing issued on October 3, 2003 (described below) and for working capital purposes. Approximately $1.8 million of the net proceeds were used to make payments to Siemens under the credit facility, including 50% against the Tranche D Loan and 50% against the Tranche E Loan. As of December 27, 2003, $500,000 of the financing proceeds was recorded as a subscription receivable under the caption accounts and notes receivable in the accompanying consolidated balance sheet, and was received in January 2004.
      For the first two years of the term beginning on March 25, 2004, the Company will make quarterly payments of interest only. Beginning on March 25, 2006, the Company must make twelve equal quarterly payments of principal plus interest. Payments of interest and principal may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate aggregate amount of maturities of the convertible subordinated notes maturing in future years as of December 25, 2004, are $2,500,000 in each of 2006, 2007 and 2008.
      In addition to the 2,642,750 common stock purchase warrants issued to the lenders in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 are being amortized as interest expense using the interest method over the five year term of the notes.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      During 2004 and 2003 included in interest expense are non-cash amortization of prepaid finders fees and debt discounts of approximately $2,127,000 and $88,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next four years are approximately $2,151,000 in 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt the Company will be required to accelerate the debt discount to the period in which the exercise or conversion occurs.
      On October 3, 2003, the Company completed a private placement of $2 million in unsecured notes payable and common stock purchase warrants with a number of investors, including three members of the Company’s board of directors. The non-participating directors approved the transaction. The notes bore interest at a rate of 15 percent for the first six months and 18 percent for the second six months with principal and unpaid interest due on maturity of October 1, 2004. The terms of the notes included conversion to common stock in the event of default in payment of the notes at a conversion rate of $0.75 per share. The financing included seven-year warrants, which cannot be exercised during the first two years, to purchase a total of 800,000 shares of the Company’s common stock. The outside investors’ warrants for 240,000 shares have an exercise price of $1.25 per share while the participating directors’ warrants for 560,000 shares have an exercise price of $1.31 per share, the quoted closing price of the common stock on the day of the financing. In addition, each investor was paid a placement fee of 3% totaling $60,000, resulting in net proceeds of $1,940,000. Proceeds from the financing were used to pay Siemens under the supply agreement. As of December 27, 2003, these notes were fully repaid using the proceeds from the December 2003 financing described above, and the 800,000 common stock purchase warrants remain outstanding. A prepayment penalty of $60,000 was paid to the investors upon the payment of the note. The payments to certain foreign participants also resulted in a foreign exchange loss of approximately $43,000.
      The warrants were valued at approximately $429,000, based on the relative fair values of the warrants and the notes, using a Black-Scholes option pricing model which was recorded as debt discount to be amortized as interest expense over the one-year term of the notes. The $429,000 debt discount along with the $60,000 prepayment penalty and the $60,000 placement fees were amortized as interest expense as of the December 2003 payment date of the $2 million notes.
8.     Mandatorily Redeemable Convertible Preferred Stock
      On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of E Series Convertible Preferred Stock (“E Series Convertible Preferred Stock”). All E Series Convertible Preferred Stock not converted or redeemed by December 18, 2006 must be redeemed by the Company on December 18, 2006 for a price equal to 108% of its stated value plus accrued and unpaid premiums. The E Series Convertible Preferred Stock is presented as Mandatorily Redeemable Convertible Preferred Stock, a category between liabilities and equity in the accompanying consolidated balance sheet. The old 1998 Convertible Preferred Stock was scheduled to convert by its terms into common stock on August 27, 2003. The Company has the right to redeem the newly designated preferred stock at its stated value plus

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
accrued but unpaid premiums for sixteen months and thereafter until the redemption date at 108% of its stated value plus accrued but unpaid premiums.
      As part of the transaction, the Company agreed that accrued but unpaid premiums on the 1998 Convertible Preferred Stock and the 10% premium on the E Series Convertible Preferred Stock will be paid in cash each month beginning in November 2003 and continuing until December 2006. $736,517 of accrued premium was paid in November 2003. As of December 25, 2004 and December 27, 2003, the accrued and unpaid premium was $106,574 and $693,749, respectively, and was recorded as dividends payable. The holders have agreed that they will not convert the newly designated preferred stock into the Company’s common stock prior to November 1, 2005, except in the event of a default in payment of premiums or unless on or after December 10, 2004 the price of the common stock reaches a trading price at or above $3.00 per share and the holders sell at or above $3.00 per share. In the event of default in payment of premiums, the holder may sell any shares of the E Series Convertible Preferred Stock or convert such shares under the same terms described below for the period after November 1, 2005. If converted during the period from December 10, 2004 until November 1, 2005 based on the trading price reaching $3.00 per share, the holders can convert only a number of shares of the newly designated preferred stock that would yield upon conversion no more than 744,911 shares of HearUSA common stock. Subsequent to November 1, 2005, upon conversion of the E Series Convertible Preferred, holders are entitled to receive a number of shares of common stock determined by dividing the sum of the stated value of the E Series Convertible Preferred ($1,000 per share) so converted plus any unpaid premium, by a conversion price equal to the lesser of the average closing bid prices for the common stock five of twenty days prior to conversion, and $18.00 (the fixed conversion price). The premium payable upon conversion is equal to 10% of the stated value of the Series E Convertible Preferred from the date of issuance until the conversion date. If the closing price of the Company’s common stock on the date prior to any conversion date is less than $10.00, the Company at its option may redeem the E Series Convertible Preferred at a price equal to 108% of its stated value plus any accrued and unpaid premium, in lieu of converting such E Series Convertible Preferred to common stock.
      During 2004 and 2003, approximately $455,000 and $152,000, respectively, of the 10% premium and approximately $110,000 and $37,000, respectively, of the 8% premium due upon redemption are included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statement of Operations. Approximate future redemption payments in years subsequent to 2004 are $4,928,000 in 2006 if none of the E Series Convertible Preferred Stock is converted or redeemed prior to the mandatory redemption date of December 18, 2006.
9. Stockholders’ Equity
A. Private Placement
      On March 29, 2002, the Company closed on a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase stock warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company registered the common stock for resale in 2004.
      All members of the board of directors of the Company, as of March 29, 2002, participated in the private placement, purchasing 805,000 of the 1,500,000 shares of common stock. Because the shares were sold at a $0.05 per share discount to the quoted market price of $1.05 per share, additional compensation expense of approximately $40,000 was incurred for the quarter ended

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
March 30, 2002. The fair value of the warrants was not significant. During 2003, the participating members of the board of directors repaid the $40,000 to the Company and the amount was recorded as an increase of additional paid-in capital.
B. Stock Subscription
      On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note for the principal amount of $412,500. The secured, nonrecourse promissory note is collateralized by the common stock purchased which is held in escrow. The principal amount of the note and accrued interest is payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At December 25, 2004, the interest rate of the note was 5.25%. The $412,500 note has been recorded as Stock Subscription in stockholders’ equity in the accompanying balance sheet.
C. Series J Preferred Stock
      On December 13, 2001, the Company completed an exchange and redemption of all of the 418 shares of outstanding Series I Convertible Preferred Stock and 203,390 associated common stock purchase warrants for $1,951,000 in cash, 233 shares of newly created Series J Preferred Stock, and 470,530 shares of Common Stock. The cost of the transaction included legal and broker fees of approximately $47,500 in cash and 136,180 shares of Common Stock issued to the broker. The fair value of the cash, shares of Series J Preferred Stock, and common stock transferred to the holders of the Series I Convertible Preferred Stock approximated the carrying value of the Series I Convertible Preferred Stock and the related dividends payable of approximately $4.7 million.
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
      At any time the Company has the right to redeem all or a portion of the Series J Preferred Stock for a redemption price equal to the stated value plus accrued and unpaid dividends. If there is a change in control of the Company, only upon or after the approval thereof by the Company’s Board of Directors, the holders of the Series J Preferred Stock have the right to require the Company to redeem the Series J Preferred Stock at a price of 120% of the stated value plus any accrued and unpaid dividends. The parties agreed that the transaction with Helix would not be deemed to be a “change in control” for this purpose.
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
      In connection with this transaction, the Company also entered into a Registration Rights Agreement with the holder under which the Company was required to file a registration statement on Form S-3 covering the resale of the 470,530 shares of common stock issued in this transaction no

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
later than 180 days from December 13, 2001. During November 2003 the Company agreed to pay $25,000 to the holder during 2004 as settlement for not filing timely such registration statement. The 470,530 shares of common stock issued in the transaction, together with 129,470 shares of common stock then held by the same holder, were placed in escrow and subject to resale restrictions based on the trading price of the common stock. Those shares have all been released from escrow and most have been sold into the public market. During 2004, 2003 and 2002, approximately $143,000, $140,000 and $145,000 of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.
D. Shareholder Rights Plan
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
E. Series H Junior Participating Preferred Stock
      See “Shareholder Rights Plan,” above, and “Exchangeable Right Plan,” below. The Series H Junior Participating Preferred Stock is subject to the rights of the holders of any shares of any series of preferred stock of the Company ranking prior and superior to the Series H Junior participating Preferred Stock with respect to dividends. The holders of shares of Series H Junior Participating Preferred, in preference to the holders of shares of common stock, and any other junior stock, shall be entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor.
F. Exchangeable Right Plan
      On July 11, 2002, in connection with the combination with Helix, HEARx Canada, Inc., an indirect subsidiary of the Company, adopted a Rights Agreement (the “Exchangeable Rights Plan”) substantially equivalent to the Company’s Rights Plan. Under the Exchangeable Rights Plan, each

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
G. Warrants
      No warrants were exercised in 2004 or 2003.
      The aggregate number of common shares reserved for issuance upon the exercise of warrants is 5,341,588 as of December 25, 2004. The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price

131,695	2005	4.46
1,500,000	2005	1.15
100,000	2005	1.00
2,759,893	2008	1.75
50,000	2007	3.00
240,000	2010	1.25
560,000	2010	1.31

5,341,588

H. Aggregate and Per Share Cumulative Preferred Dividends
      As of December 25, 2004 and December 27, 2003, the aggregate and per share amount of arrearages in cumulative preferred dividends/premiums were $177,996 and $728,699 and $.01/share and $.03/share, respectively.
I. Exchangeable Shares
      Immediately following the effectiveness of the combination of the Company and Helix, each outstanding Helix common share, other than shares held by dissenting Helix Stockholders who were paid the fair value of their shares and shares held by the Company, were automatically exchanged for, at the election of the holder, 0.3537 fully-paid and non-assessable exchangeable shares of HEARx Canada, Inc., or 0.3537 shares of HearUSA, Inc. common stock. The exchangeable shares are the economic equivalent of HearUSA, Inc. common stock. Each exchangeable share will be exchanged at any time at the option of the holder, for one share of HearUSA, Inc. common stock, subject to any anti-dilution adjustments. Until exchanged for HearUSA, Inc. common stock; (i) each exchangeable share outstanding will entitle the holder to one vote per share at all meetings of HearUSA, Inc. common stockholders; (ii) if any dividends are declared on HearUSA, Inc. common stock, an equivalent dividend must be declared on such exchangeable shares and (iii) in the event

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
of the liquidation, dissolution or winding-up of HEARx Canada, Inc., such exchangeable shares will be exchanged for an equivalent number of shares of HearUSA, Inc. common stock. The exchangeable shares will be subject to mandatory exchange on July 27, 2006, the fifth anniversary of the transaction. (See Note 5)
10.     Stock Plans
      The Company has the following stock plans:
A. Employee Stock Option Plans
      The 1987 Stock Option Plan is administered by the Company’s Board of Directors. A maximum of 250,000 shares of common stock were authorized for issuance under this plan. All employees of the Company, other than its then principal stockholder (Dr. Paul A. Brown) were eligible to receive options under this plan at the sole discretion of the Board of Directors. Both incentive and non-incentive stock options could be granted. This plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not affect the outstanding options which shall remain in full force as if the plan had not expired.
      The 1995 Flexible Stock Plan is also administered by the Company’s Board of Directors. An original maximum of 250,000 shares of the Company’s common stock were authorized for issuance under this plan. On June 6, 2000 the shareholders approved an increase of 500,000 shares of the Company’s common stock available under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. Currently an aggregate of 4,895 shares remain as authorized but not yet subject to a plan grant under the plan. All employees of the Company are eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors.
      In 2002, the Board of Directors adopted and the Company’s stockholders approved, the 2002 Flexible Stock Plan. This plan is administered by the Company’s Board of Directors. A maximum of 3,000,000 shares of the Company’s common stock were originally authorized for issuance under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares subject to the plan as of the prior year beginning in fiscal year 2003 not to exceed 5,000,000 shares in the aggregate. All employees of the Company are eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors.
      As of December 25, 2004, employees of the Company held options permitting them to purchase an aggregate 5,296,987 shares of common stock at prices ranging from $0.35 to $18.75 per share. Options are exercisable for periods ranging from four to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the transactions of the Company’s employee stock option plans:

	Year Ended

	December 25, 2004		December 27, 2003		December 28, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,387,755	$1.78	2,168,290	$3.04	1,574,222	$3.32
Granted	2,495,000	$1.36	1,785,000	$0.46	644,342	$2.50
Exercised	6,250	$0.67	20	$0.77	—	—
Forfeited	537,198	$2.69	565,515	$2.47	50,274	$4.85

Outstanding at end of year	5,296,987	$1.49	3,387,755	$1.78	2,168,290	$3.04

Exercisable at end of year	1,538,540		1,418,012		1,657,467

Weighted average fair value of options granted during year	$1.20		$0.37		$0.52

      The following table summarizes information about fixed employee stock options outstanding at December 25, 2004:

		Weighted		Options
		Average	Weighted	Exercisable	Weighted
	Options	Remaining	Average	At December	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	25, 2004	Exercise Price

$ .35 – $ .77	1,875,710	7.2	$0.50	702,362	$.59
$ .78 – $ 2.00	2,739,390	9.3	$1.31	229,291	$1.21
$2.01 – $ 5.40	409,026	4.8	$3.05	334,026	$3.22
$5.41 – $ 8.75	259,421	1.7	$7.32	259,421	$7.32
$8.76 – $18.75	13,440	2.4	$15.90	13,440	$15.90

	5,296,987			1,538,540

      The stock options are exercisable in the following years:

2005	2,636,067
2006	1,022,170
2007	1,015,000
2008	623,750

5,296,987

B. Non-Employee Director Plan
      In April 1993, the stockholders of the Company approved the adoption of the HearUSA Inc. Non-qualified Stock Option Plan for Non-Employee Directors (“Directors Plan”). The Directors Plan terminated in accordance with its terms in 2003.
      As of December 25, 2004, three directors hold options as follows 4,500 at $4.00, 4,500 shares at $5.00, 13,500 at $7.50, and 4,500 shares at prices ranging from $12.50 to $58.75 per share.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
C. Non-Employee Director Non-Plan Grant
      On April 1, 2003 options to purchase 125,000 shares of common stock were granted to members of the Board of Directors, at an exercise price of $0.35, which was equal to the quoted closing price of the common stock of the shares on the grant date. The options vested after one year and have a ten-year life.
D. Stock Bonus Plan
      The Board of Directors adopted a Stock Bonus Plan (“Bonus Plan”). The number of shares of common stock which can be issued under the Bonus Plan cannot exceed 50,000. It is administered by the Board of Directors. The purpose of the Bonus Plan is to provide an incentive to senior management to achieve the Company’s strategic objectives. At present there are seven senior management personnel eligible to participate. No shares are issued.
11.     Major Customers and Suppliers
      During 2004, 2003 and 2002, the Company did not have sales totaling 10% or more of net revenues to a single customer.
      During 2004, 2003 and 2002, the Company purchased approximately 94.0%, 91.3% and 90.9%, respectively, of all hearing aids sold by the Company from Siemens. As described in Note 6, in 2001, the Company entered into a supply agreement with Siemens whereby the Company agreed to minimum purchase levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.
12.     Related Party Transactions
      On January 6, 1999, HEARx West entered into a capitation contract with an affiliate (the “Kaiser Plan”) of its minority owner, the Permanente Federation LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2004, 2003 and 2002 approximately $6,451,000, $6,095,000 and $5,095,000, respectively, of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.
      As mentioned in Note 18 Discontinued Operations, on July 15, 2003, the Company sold its three Quebec subsidiaries to Forget & Sauve, Audioprothesistes, S.E.N.C. (“Forget & Sauve”) and 6068065 Canada Inc., private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. Prior to the disposition, the Quebec subsidiaries provided management services to a single client, Forget & Sauvé, audioprothesistes, s.e.n.c. operating under the name Le Groupe Forget (“Le Groupe Forget“). Le Groupe Forget is controlled by Steve Forget. Le Groupe Forget operates a network of 16 hearing healthcare centers in the Province of Quebec. The services provided to Le Groupe Forget by the Quebec subsidiaries included inventory purchasing and management, office service support, general administration and patient management software and related training. The aforementioned services were rendered to Le Groupe Forget by the Quebec subsidiaries pursuant to management agreements entered into by each of the subsidiaries and Le Groupe Forget. During the year ended, December 27, 2003 and December 28, 2002 revenues of approximately $2,559,000 and $2,363,000, respectively, were earned from services to Le Groupe

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
Forget. These revenues are presented, net of related expenses, under Discontinued Operations in the Consolidated Statements of Operations.
13.     Income Taxes
      The components of loss before equity in losses of affiliated company are as follows:

	2004	2003	2002

Domestic	$(3,693,000)	$(1,095,000)	$(6,086,000)
Foreign	934,000	187,000	(6,000)

Total loss before equity in losses of affiliated company	$(2,759,000)	$(908,000)	$(6,092,000)

      The Company has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	2004	2003

Depreciation	$1,285,000	$1,082,000
Allowance for doubtful accounts	129,000	164,000
Joint Venture	(985,000)	(1,045,000)
Other	(295,000)	106,000
Net operating loss carryforwards	28,649,000	31,487,000

	29,173,000	28,804,000
Less valuation allowance	(29,173,000)	(28,804,000)

Net deferred tax asset	$—	$—

      At December 25, 2004 the Company had net operating loss carryforwards of approximately $76,000,000 for U.S. Federal tax purposes, and approximately $3,300,000 of operating loss carryforwards in Canada. Included in the U.S. Federal tax net operating loss carryforwards are approximately $8,300,000 related to U.S. subsidiaries of Helix pre-combination whose annual utilization would be limited due to the ownership change of Helix in connection with the combination with the Company. Should tax benefits ever be realized from such Helix pre-combination net operating loss carryforwards, the valuation allowance would be reduced and the benefit would be recorded as a reduction of the goodwill resulting from the Helix combination.
      The losses are available for carryforward for fifteen and twenty year periods and began to expire in 2002 and continue expiring through 2022. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The provision for income taxes on loss from continuing operations differs from the amount computed using the Federal statutory income tax rate as follows:

	2004	2003	2002

Provision at Federal statutory rate	$(938,000)	$(309,000)	$(2,286,000)
State income taxes, net of Federal income tax effect	(100,000)	(40,000)	(236,000)
Nondeductible expenses:
Beneficial conversion feature	1,089,000	—	—
Amortization of customer lists	(390,000)	—	—
Other	(32,000)	23,000	22,000
Increase in valuation allowance	369,000	380,000	2,566,000
Other	(62,000)	(54,000)	(66,000)

Income tax provision	$—	$—	$—

      No income tax provision is applicable to the loss from discontinued operations. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings are not significant at December 25, 2004.
14.     Commitments and Contingencies
      The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $67,800, $44,800 and $44,200 for the years 2004, 2003 and 2002, respectively.
      In May of 2003, the Company renewed five year employment agreements with two of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.
15.     Quarterly Financial Data (Unaudited)

Year Ended		Second		Fourth
December 25, 2004	First Quarter	Quarter	Third Quarter	Quarter

Net revenues	$16,934,600	$18,149,883	$18,430,846	18,785,294
Operating costs and expenses	17,203,335	17,769,942	17,352,256	18,187,406

Income (loss) from operations	(268,735)	379,941	1,078,590	597,888

Net income (loss) applicable to common stockholders	(1,615,869)	(948,008)	(233,413)	(669,371)

Net income (loss) per share — basic	(0.05)	(0.03)	(.01)	(.02)

Net income (loss) per share — diluted	(0.05)	(0.03)	(.01)	(.02)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended		Second		Fourth
December 27, 2003	First Quarter	Quarter	Third Quarter	Quarter(a)

Net revenues	$17,411,728	$18,976,378	$17,276,558	16,880,490
Operating costs and expenses	16,586,981	17,511,018	17,031,184	17,516,327

Income (loss) from operations	824,741	1,465,360	245,374	(635,837)

Net income (loss) applicable to common stockholders	201,228	490,165	(389,442)	(2,038,296)

Net income (loss) per share — basic	.01	.02	(.01)	(.07)

Net income (loss) per share — diluted	.01	.02	(.01)	(.07)

a)	In the 4th quarter of 2003 an adjustment of approximately $277,000 was made to record insurance discounts which reduced accounts receivable and net revenues.
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
      Restricted cash — the carrying amounts reported in the consolidated balance sheets approximate those assets’ fair value due to the short term nature of these assets.
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
      Long-term debt — the carrying amounts reported in the consolidated balance sheets for the fixed rate debts approximate those liabilities’ fair value, as current borrowing rates approximate the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
actual fixed interest rates of these liabilities. The carrying amounts reporting in the consolidated balance sheet for the variable rate debts approximate those liabilities fair value, as their rates vary according to market.
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
17.     Recent Accounting Pronouncement
      In December 2004, SFAS No. 123®, “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS No. 123® revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123® requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities who file as of the beginning of the first interim period that begins after June 15, 2005. The Company plans to implement SFAS 123® on its effective date. Based on the outstanding number of employee stock options and excluding the impact of any future grants at December 25, 2004, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $887,000 in 2004 (See Note 1 Description of the Company and Summary of Significant Accounting Policies- stock-based compensation) and $1,425,000 in 2005.
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
      The operating results of the three Quebec subsidiaries are presented as discontinued operations. The sale resulted in a loss on disposal of approximately $105,000. Net revenues of the discontinued operations for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 were approximately $0, $2.6 million and $2.4 million respectively. Net losses from discontinued operations applicable to common stockholders per common shares-basic and diluted were $(0.01) for 2003 and $(0.01) for 2002. Pre-tax net losses of the discontinued operation were approximately $96,000 and $158,000, for the 2003 period through disposal, and for the 2002 period from June 30, 2002, the effective date of the Helix combination through December 28, 2002, respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
19.     Segments
      Since the closing of the Helix transaction, the Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States and Canada. The following is the Company’s segment information by year:

	Centers	E-commerce	Network	Corporate	Total

Net revenues
2004	$71,113,000	$79,000	$1,109,000	—	$72,301,000
2003	$69,423,000	$69,000	$1,053,000	—	$70,545,000
2002	$56,572,000	$27,000	$631,000	—	$57,230,000
Income (loss) from operations
2004	11,760,000	(27,000)	447,000	(10,392,000)	1,788,000
2003	12,695,000	(49,000)	504,000	(11,250,000)	1,900,000
2002	8,113,000	(27,000)	223,000	(12,792,000)	(4,483,000)
2004
Depreciation and amortization	2,132,000	—	5,000	174,000	2,311,000
Total assets	47,241,000	—	1,722,000	10,339,000	59,302,000
Capital expenditures	159,000	—	3,000	62,000	224,000
2003
Depreciation and amortization	2,235,000	—	3,000	779,000	3,017,000
Total assets	44,100,000	—	1,149,000	20,934,000	66,183,000
Capital expenditures	175,000	—	—	487,000	662,000
2002
Depreciation and amortization	1,526,000	—	1,000	995,000	2,522,000
Total assets	45,304,000	—	2,308,000	17,385,000	64,997,000
Capital expenditures	229,000	—	1,000	541,000	771,000
      Income (loss) from operations at the segment level is computed before general and administrative expenses.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Information concerning geographic areas:
As of and for the Years Ended December 25, 2004 and December 27, 2003

	United States	Canada	United States	Canada
	2004	2004	2003	2003
	$	$	$	$

Net revenues	65,506,000	6,795,000	65,359,000	5,186,000
Long-lived assets	38,688,000	9,700,000	40,137,000	9,632,000
Net assets	47,539,000	11,763,000	54,893,000	11,290,000
      Net revenues by geographic area are allocated based on the location of the subsidiary operations.
20.     Liquidity
      During 2004, the working capital deficit increased $2.6 million to $4.9 million as of December 25, 2004 from $2.3 million as of December 27, 2003. This increase is mainly due to an excess in the cash flow used for financing and investing activities over cash flow generated from operations. The working capital deficit of $4.9 million includes approximately $2.9 million representing the current maturities of the long-term debt to Siemens for Tranche A, B and C, which may be repaid through preferred pricing reductions. In 2004, the Company generated income from operations of approximately $1.8 million compared to $1.9 million in 2003. Cash and cash equivalents as of December 25, 2004 was approximately $2.6 million.
      The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

HearUSA Inc.
Schedule II — Valuation and Qualifying Accounts

	Balance at					Balance at
	Beginning					End Of
	Of Period	Additions		Deductions		Period

December 25, 2004
Allowance for doubtful accounts	$490,881	$430,454		$(547,752)		$373,583
Allowance for sales returns	$445,147	$71,061		$(91,092)		$425,116

December 27, 2003
Allowance for doubtful accounts	$578,323	$801,303		$(888,745)		$490,881
Allowance for sales returns	$789,539	$32,830		$(377,222)		$445,147

December 28, 2002
Allowance for doubtful accounts	$185,814	$796,523		$(404,014	)(1)	$578,323
Allowance for sales returns	$500,780	$309,519	(2)	$(20,760)		$789,539

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Includes allowance for sales returns of Helix of $151,775.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Disclosure Control and Procedures
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 25, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that , as of December 25, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers
      The information required by this Item for directors is set forth in the Company’s 2005 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.
      The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.	Executive Compensation
      The information required by this Item is set forth in the Company’s 2005 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is set forth in the Company’s 2005 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.
      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 25, 2004:
Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of Securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
Plan Category	(a)	(b)	(a))

Equity compensation plans
approved by security holders	5,148,875	$1.56	810,856 (1)

Equity compensation plans
not approved by security
holders	376,700 (2)	$3.04	—

Total equity compensation
plans approved and not
approved by security holders	5,525,575	$1.66	810,856 (1)

(1)	The plans authorize an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year.

(2)	Consists of non-qualified options granted outside the Company’s 1987 Stock Option Plan and 1995 Flexible Stock Plan in 1993, 1995, 1996, 1999, 2001 and 2003 and non-employee director options granted under the Non-Employee Director Plan (see Note 10B) and outside of the Non Employee Director Plan in 2003.

      The material features of the outstanding options which were granted outside the plans approved by stockholders are as follows:
2001 Non-plan Option Grant:
      On October 24, 2001 an option to purchase 300,000 shares of common stock was approved by the Board of Directors and granted to Stephen J. Hansbrough, the Company’s Chief Executive Officer, at an exercise price of $0.77, which was equal to the closing price of Common Stock as reported on the American Stock Exchange of the shares on the grant date. The options vested immediately and have a ten-year life.
2003 Non-plan Option Grant:
      On April 1, 2003 an option to purchase 125,000 shares of common stock was granted to the Board of Directors, at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the American Stock Exchange of the shares on the grant date. The options vest after one year and have a ten-year life.
Other Non-plan Option Grants:
      Options to purchase 76,700 shares of common stock were approved by the Board of Directors and granted to various employees and consultants between 1993 and 1996, at exercise prices ranging from $10.00 to $20.00, which were equal to the closing prices of the Common Stock on the grant dates. These options are fully vested and have a ten-year life.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is set forth in the Company’s 2005 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 14.	Principal Accountants Fees and Services
      The information required by this Item will appear under the heading “Independent Auditor’s Fees” in our Proxy Statement, which section is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (1)	The following financial statements are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003.

(ii)	Consolidated Statements of Operations for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

(iii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

(iv)	Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

(v)	Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is filed as part of this report and contained on page 64.

Schedule II	Valuation and Qualifying Accounts

(3) Exhibits:

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004).
3.10	Amended and Restated By-Laws of HearUSA, Inc. (incorporated herein by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).
4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/ Prospectus on Form S-4 (Reg. No. 333-73022)).
4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg No. 333-73022)).
4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference as Exhibit 10.11to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference as Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#

10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference as Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Executive Employment Agreement, dated December 14, 2003 with Dr. Paul A. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2004.)#
10.5	Executive Employment Agreement, dated December 14, 2003 with Stephen J. Hansbrough (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2004.)#
10.6	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)
10.7	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.8	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.9	Form of HearUSA 2002 Flexible Stock Plan (incorporated herein by reference as Exhibit 10.9 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)#
10.10	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).
10.11	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).
10.12	Asset Purchase and Sale Agreement dated July 15, 2003 between Helix Hearing Care of America Corp., Forget & Sauve, Audioprothesistes, S.E.N.C. and 6068065 Canada Inc. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 24, 2003).
10.13	Exchange Agreement by and between HearUSA, Inc., Zanett Lombardier Master Fund, LLC and The San Miguel Trust dated as of August 26, 2003 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
10.14	Form of securities purchase letter agreement dated October 1, 2003, between HearUSA, Inc. and each of the subscriber signatories thereto(incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-K, filed March 26, 2004).
10.15	Purchase Agreement dated December 12, 2003 and December 18, 2003 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
10.16	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated December 12, 2003 and December 18, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
10.17	Form of option grant agreement under 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2004)#
21	List of Subsidiaries
23	Consent of the Registered Independent Public Accounting Firm
31.1	CEO Certification, pursuant to Section 302of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.
(b) Reports on Form 8-K:
      None

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date: February 28, 2005	By:	/s/ Paul A. Brown, M.D. Paul A. Brown, M.D. Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Brown Paul A. Brown, M.D.	Chairman of the Board and Director	February 28, 2005

/s/ Stephen J. Hansbrough Stephen J. Hansbrough	Chief Executive Officer and Director	February 28, 2005

/s/ Gino Chouinard Gino Chouinard	Chief Financial Officer	February 28, 2005

/s/ David J. McLachlan David J. McLachlan	Director	February 28, 2005

/s/ Thomas W. Archibald Thomas W. Archibald	Director	February 28, 2005

/s/ Joseph L. Gitterman III Joseph L. Gitterman III	Director	February 28, 2005

/s/ Michel Labadie Michel Labadie	Director	February 28, 2005