Form 10-Q
period 2005-04-02
HEARUSA INC
filed 2005-05-10
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 001-11655

HearUSA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2748248

(State of Other Jurisdiction of	(I.R.S.Employer
Incorporation or Organization)	Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code      (561) 478-8770

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

On April 29, 2005, 31,063,555 shares of the Registrant’s Common Stock and 866,347 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	April 2, 2005 and December 25, 2004	3

	Consolidated Statements of Operations
	Three months ended April 2, 2005 and March 27, 2004	4

	Consolidated Statements of Cash Flows
	Three months ended April 2, 2005 and March 27, 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits	17

	Signatures	18

Part I – Financial Information

Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets

	April 2,	December 25,
	2005	2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,632,439	$2,615,379
Restricted cash and Investment securities	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $314,631 and $373,583	5,577,348	5,876,699
Inventories	610,584	877,206
Prepaid expenses and other	1,135,557	558,921

Total current assets	11,390,928	10,363,205
Property and equipment, net	3,462,702	3,493,862
Goodwill	33,706,565	33,652,380
Intangibles assets, net	11,139,509	11,242,444
Deposits and other	538,424	549,924

Total Assets	$60,238,128	$59,301,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,416,889	$6,644,600
Accrued expenses	2,250,655	2,303,601
Accrued salaries and other compensation	2,099,082	1,982,559
Current maturities of long-term debt	4,026,109	4,152,908
Dividends payable	76,631	177,996

Total current liabilities	14,869,366	15,261,664

Long-term debt	16,687,968	17,296,125
Convertible subordinated notes, net of debt discount of $4,909,447 and $5,443,879 (Note 3)	2,590,553	2,056,121

Total long-term debt and convertible subordinated notes	19,278,521	19,352,246

Commitments and contingencies	—	—

Mandatorily redeemable convertible preferred stock	4,739,486	4,709,921

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233
1998 Convertible (none outstanding)	—	—

Total preferred stock	233	233

Common stock: $.10 par; 75,000,000 shares authorized 31,587,210 and 30,060,690 shares issued	3,158,721	3,006,069
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	121,777,025	120,197,937
Accumulated deficit	(102,413,520)	(101,968,452)
Accumulated other comprehensive income	1,725,937	1,639,838
Treasury stock, at cost:523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	21,350,755	19,977,984

Total Liabilities and stockholder’s equity	$60,238,128	$59,301,815

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended April 2, 2005 and March 27, 2004

	April 2,	March 27,
	2005	2004
	(unaudited)	(unaudited)
Net revenues	$20,068,401	$16,934,600

Operating costs and expenses
Cost of products sold	5,732,039	4,990,482
Center operating expenses	9,906,665	9,142,814
General and administrative expenses	2,963,956	2,455,249
Depreciation and amortization	546,245	614,790

Total operating costs and expenses	19,148,905	17,203,335

Income (loss) from operations	919,496	(268,735)
Non-operating income (expense):
Interest income	12,683	3,857
Interest expense (including approximately $568,000 and $532,000 of non-cash debt discount amortization)	(1,183,617)	(1,173,272)

Net loss	(251,438)	(1,438,150)

Dividends on preferred stock	(193,630)	(177,719)

Net loss applicable to common stockholders	$(445,068)	$(1,615,869)

Net loss applicable to common stockholders per common share - basic	$(0.01)	$(0.05)

Net loss applicable to common stockholders per common share - diluted	$(0.01)	$(0.05)

Weighted average number of shares of common stock outstanding - basic	30,516,331	30,423,636

Weighted average number of shares of common stock outstanding - diluted	30,516,331	30,423,636

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended April 2, 2005 and March 27, 2004

	April 2,	March 27,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities

Net loss	$(251,438)	$(1,438,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	546,245	614,790
Provision for doubtful accounts	99,644	62,285
Debt discount amortization	568,223	531,767
Principal payments on long-term debt made through preferred pricing reductions	(730,201)	(730,201)
Interest on Siemens Tranche D	206,085	155,683
Gain on the loss/disposition of property	(60,437)	—
Consulting expense	6,740	—

Net cash provided by (used in) operating activities before changes in non-cash working capital items	384,861	(803,826)
(Increase) decrease in:
Accounts and notes receivable	197,612	(303,260)
Inventories	137,149	97,896
Prepaid expenses and other	(565,131)	138,760
Increase (decrease) in:
Accounts payable and accrued expenses	(319,345)	(2,005,642)
Accrued salaries and other compensation	115,085	628,200

Net cash used in operating activities	(49,769)	(2,247,872)

Cash flows from investing activities
Purchase of property and equipment	(200,547)	(101,084)
Proceeds from sales of discontinued operations	—	103,327

Net cash provided by (used in) investing activities	(200,547)	2,243

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	500,000
Principal payments on long-term debt	(206,094)	(1,969,737)
Proceeds from the exercise of warrants	1,725,000	—
Dividends on preferred stock	(265,430)	(373,007)

Net cash provided by (used in) financing activities	1,253,476	(1,842,744)

Effects of exchange rate changes on cash	13,900	(14,344)

Net increase (decrease) in cash and cash equivalents	1,017,060	(4,102,717)
Cash and cash equivalents at beginning of period	2,615,379	6,714,881

Cash and cash equivalents at end of period	$3,632,439	$2,612,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$266,000	$170,049

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2004.

1. Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA, Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of centers to serve the needs of the hearing impaired. As of April 2, 2005, the Company has a network of 154 company-owned hearing care centers in 11 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. The current year includes 53 weeks and the additional week is included in the first quarter of 2005. The next year with 53 weeks will be 2011.

Income (loss) per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Loss per common share – basic is based on the weighted average number of common shares outstanding during the year. Loss per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Due to the Company’s net loss in the first quarter of 2005, the common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock of 10,142,230 were excluded from the computation of net loss per common share – diluted at April 2, 2005 because they were anti-dilutive. For purposes of computing net loss per common share – basic and diluted, for the quarters ended April 2, 2005 and March 27, 2004, the weighted average number of shares of common stock outstanding includes the effect of the 866,347 and 1,034,184, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Comprehensive income (loss)

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.

Comprehensive income (loss) and the components of other comprehensive income are as follows:

	Three Months Ended
	April 2,	March 27,
	2005	2004

Net loss for period	$(251,438)	$(1,438,150)
Other comprehensive income:
Foreign currency translation adjustments	86,099	70,484

Comprehensive loss for the period	$(165,339)	$(1,367,666)

Stock-based compensation

The Company has granted stock options to employees and directors under stock option plans. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost has been reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation (See Note 6 Recent Accounting Pronouncement):

	Three Months Ended
	April 2,	March 27,
	2005	2004

Loss applicable to common stockholders
As reported	$(445,068)	$(1,615,869)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of tax effects	(356,000)	(93,000)

Pro forma, net loss	$(801,068)	$(1,708,869)

Loss per share
Basic-as reported	$(0.01)	$(0.05)

Basic-pro forma	$(0.03)	$(0.06)

Diluted-as reported	$(0.01)	$(0.05)

Diluted-pro forma	$(0.03)	$(0.06)

For purposes of the above disclosure, the determination of the fair value of stock options granted in 2005 and 2004 was based on the following: (i) a risk free interest rate of 4.16%, and 2.23% respectively; (ii) expected option lives ranging from 5 to 7 years; (iii) expected volatility in the market price of the Company’s common stock of 92% and 94%, respectively; and (iv) no dividends on the underlying common stock.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified in order to conform to the 2005 presentation.

HearUSA, Inc.
Notes to Consolidated Financial Statements

2. Stockholders’ Equity

Common stock

During the quarter ended April 2, 2005, 1,500,000 warrants were exercised at an exercise price of $1.15. No employee options were granted or exercised.

3. Convertible Subordinated Notes

On December 19, 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with five-year warrants to purchase 2,642,750 shares of the Company’s common stock. The notes may not be converted and warrants to purchase 2,142,750 shares may not be exercised for a two-year period. The remaining warrants to purchase 500,000 shares are exercisable beginning in June 2005 at $1.75 per share. Beginning in December 2005 the notes may be converted at $1.75 per share and the warrants may be exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent per annum for the first two years and then at 8 percent per annum through the remainder of their term. Proceeds from this financing have been used to repay the $2 million financing issued on October 3, 2003 and for working capital purposes. Approximately $1.8 million of the net proceeds were used to make payments to Siemens under the credit facility, including 50% against the Tranche D Loan and 50% against the Tranche E Loan.

The Company recorded a debt discount of approximately $7,488,000 consisting of the intrinsic value of the beneficial conversion feature of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the notes using the effective interest method.

In addition to the 2,642,750 common stock purchase warrants issued to the investors in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 are being amortized as interest expense using the effective interest method over the five-year term of the notes.

For the first two years of the term beginning on March 25, 2004, the Company will make quarterly payments of interest only. Beginning on March 25, 2006, the Company will make twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes maturing in future years is $2,500,000 in each of 2006, 2007 and 2008.

During the first quarter of 2005 and 2004, approximately $779,000 and $723,000, respectively, of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $568,000 and $532,000, respectively. The future non-cash debt discount and finder fees to be amortized as interest expense over the next five years are approximately $1,583,000 for the remainder of 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or warrants, the Company will be required to accelerate the debt discount to the period in which the exercise or conversion occurs.

HearUSA, Inc.
Notes to Consolidated Financial Statements

4. Segments

The Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total
Net revenues
3 months ended 4/2/05	$19,695,000	$8,000	$365,000	—	$20,068,000
3 months ended 3/27/04	$16,667,000	$12,000	$256,000	—	$16,935,000

Income (loss) from operations
3 months ended 4/2/05	3,935,000	(7,000)	181,000	(3,190,000)	919,000
3 months ended 3/27/04	2,169,000	(5,000)	122,000	(2,555,000)	(269,000)

3 months ended 4/2/05
Depreciation and amortization	494,000	—	1,000	51,000	546,000
Identifiable assets	47,681,000	—	1,510,000	11,047,000	60,238,000
Capital expenditures	158,000	—	—	43,000	201,000

3 months ended 3/27/04
Depreciation and amortization	514,000	—	1,000	100,000	615,000
Identifiable assets	47,893,000	—	1,226,000	11,799,000	60,918,000
Capital expenditures	77,000	—	—	24,000	101,000

Incomes (losses) from operations at the segment level are computed before general and administrative expenses.

Information concerning geographic areas as of and for the quarters ended April 2, 2005 and March 27, 2004 is as follows:

	As of April 2, 2005		As of March 27, 2004
	United States	Canada	United States	Canada
	$	$	$	$
Net revenues	18,155,000	1,913,000	15,442,000	1,493,000
Long-lived assets	39,122,000	9,725,000	39,945,000	9,319,000
Net assets	48,188,000	12,050,000	50,312,000	10,606,000

Net revenues by geographic area are allocated based on the location of the subsidiary operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. Based on the outstanding number of employee stock options and excluding the impact of any future grants at April 2, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $746,000 in 2006 (See Note 1 Description of the Company and Summary of Significant Accounting Policies- Stock-Based Compensation) and $356,000 in 2007.

6. Liquidity

The working capital deficit decreased $1.4 million to $3.5 million as of April 2, 2005 from $4.9 million as of December 25, 2004. The working capital deficit of $3.5 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions. In the first quarter of 2005, cash used by operations decreased from $2,248,000 in 2004 to $50,000 in 2005. Cash and cash equivalents as of April 2, 2005 was approximately $3.6 million.

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

Forward Looking Statements

This Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. The current year includes 53 weeks and the additional week is included in the first quarter of 2005.

In the first quarter of 2005, the Company incurred a net loss applicable to common stockholders of approximately $445,000, compared to approximately $1.6 million in the same period in 2004. This improvement is attributable to an increase in net revenues, impacted by the additional week discussed above, and an improvement in cost of product sold, as a percent of revenues, which all together positively impacted net income. However, these improvements were somewhat offset by an increase in center operating expenses and general and administrative expenses increases which were also partially the result of the additional week in the reporting period. The net loss for the first quarter of each of 2005 and 2004 includes a non-cash interest expense of approximately $568,000 and $532,000, respectively, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes financing.

During the first quarter of 2005, HEARx West members’ generated net income of approximately $525,000. The HEARx West members’ deficit decreased from approximately $3,206,000 at the end of 2004 to approximately $2,681,000 at the end of the first quarter of 2005. According to the Company’s agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and the Venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet.

RESULTS OF OPERATIONS

For the three months ended April 2, 2005 compared to the three months ended March 27, 2004

Net revenues in the first quarter of 2005 increased approximately $3.1 million, or 18.5%, compared to the first quarter of 2004. This increase is primarily attributable to an increase in hearing aid revenues of approximately $2.6 million during 2005 compared to 2004. The increase in hearing aid revenue is mainly due to an increase of 9.1% in the number of hearing aids sold, coupled with an increase in the average selling price of 7.7% in the first quarter of 2005 compared to 2004, as patients selected a higher percentage of high end technology hearing aids. Of the total increase in net revenues, approximately $1.4 million resulted from the additional week in the first quarter of 2005. Approximately $132,000 of the overall increase in revenues relates to a favorable change in the average Canadian exchange rate from 2005 to 2004.

Cost of products sold in the first quarter of 2005 increased approximately $742,000, or 14.9%, compared to the first quarter of 2004. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $862,000 (including $132,000 of interest and $730,000 of principal) in the first quarter of 2005 and $938,000 (including $208,000 of interest and $730,000 of principal) for the first quarter 2004. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due on Tranches A, B and C of the Siemens loan. Most of these pricing reductions, according to the current agreement will expire mid 2006. The cost of products sold as a percent of net revenues was 28.6% and 29.5% for the first quarter 2005 and the first quarter 2004, respectively. This improvement was due to an additional rebate received during the 2005 quarter from Siemens.

Center operating expenses increased approximately $764,000, or 8.4%, in the first quarter of 2005 compared to the first quarter of 2004. $547,000 of this increase is due to the additional week in the quarter. The remaining increase of $217,000 is mainly attributable to an increase in commission related to the increase in revenues.

General and administrative expenses in the first quarter of 2005 increased approximately $509,000, or 20.7%, compared to the first quarter of 2004. $211,000 of this increase is due to the additional week in the quarter. The remaining increase of $298,000 is mainly attributable to an increase in wages and fringe benefits and professional fees in 2005 compared to 2004.

Depreciation and amortization expense decreased $69,000 or 11.1% in 2005. This decrease is due to certain property and equipment being fully depreciated.

Interest expense in the first quarter of 2005 remained constant as compared to the first quarter in 2004. The non-cash charge of $568,000 included in the interest expense is the amortization of the debt discount related to $7.5 million convertible subordinate debt (see Note 3- Convertible Subordinate Notes). This is a non-cash charge and does not have an impact on the liquidity and working capital of the Company.

LIQUIDITY AND CAPITAL RESOURCES

On December 7, 2001 the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); (d) a $13,000,000 five-year secured term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At April 2, 2005, $3,024,987, $57,200, $1,350,000, $13,796,369 and $2,028,103, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of April 2, 2005, approximately $24.9 million is available to the Company for acquisitions under Tranche B of the credit facility.

The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its hearing aids requirements from Siemens. During the first quarters of 2005 and 2004, approximately $862,000 and $938,000 of earned preferred pricing reductions were recorded as a reduction of cost of products sold. In the first quarters of 2005 and 2004, $132,000 and $208,000 of interest payable, and $730,000 and $730,000 of principal, respectively, has been paid through such preferred pricing reductions. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. The total of payments in 2005 based on 2004 Excess Cash Flow will be approximately $178,000, and is included as a current maturity of Tranche D.

The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of April 2, 2005, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

The working capital deficit decreased $1.4 million to $3.5 million as of April 2, 2005 from $4.9 million as of December 25, 2004. The working capital deficit of $3.5 million includes approximately $2.9 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through the preferred pricing reductions. In the first quarter of 2005, cash used by operations decreased from $2,248,000 in 2004 to $50,000 in 2005. Cash and cash equivalents as of April 2, 2005 was approximately $3.6 million.

The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance, however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and focus on sales and gross margin improvements.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of April 2, 2005:

	Payments due by period
		Less			More
		than 1	1 – 3	4 – 5	than 5
Contractual obligations	Total	year	years	years	years

Long-term debt (1)	$20,714,000	$3,869,000	$16,652,000	$193,000	$—
Interest to be paid on long-term debt (2)	793,000	445,000	345,000	3,000	—
Operating leases	14,273,000	5,502,000	7,677,000	1,094,000	—
Convertible subordinated notes (3)	7,500,000	—	5,000,000	2,500,000	—
Interest to be paid on convertible subordinated notes	1,541,000	614,000	927,000	—	—
Manditorily redeemable convertible preferred stock and redemption premiums (4)	4,928,000	—	4,928,000	—	—
Dividends to be paid on manditorily redeemable convertible preferred stock	823,000	342,000	481,000	—	—
Employment agreements	1,719,000	377,000	1,342,000
Purchase obligations	1,116,000	576,000	540,000	—	—

Total contractual cash obligations	$53,407,000	$11,725,000	$37,892,000	$3,790,000	$—

(1)	Approximately $4.4 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year, $1.5 million in years 1-3.

(2)	Interest on long-term debt excludes $2,020,000 of accrued but unpaid interest on Tranche D presented with long-term debt in (1) above. In addition, approximately $420,000 of interest on Tranches A, B, C can be repaid through preferred pricing reductions.

(3)	When due, these notes and corresponding interest can be repaid at the option of the Company in common stock.

(4)	Includes approximately $365,000 of the 8% premium payable upon redemption in December 2006, of which $176,000 has been accreted as of April 2, 2005.

Net cash used in operating activities improved from $2.2 million used in the first quarter of 2004 to approximately $50,000 used in the first quarter of 2005. The improvement was primarily the result of the reduction of $1.2 million in the net loss between periods which was offset by a net increase in accounts receivable, inventories and prepaid expenses of approximately $230,000 in 2005, compared to a net increase of approximately $67,000 in 2004. A net decrease in accounts payable, accrued expenses and accrued compensation of approximately $204,000 in 2005, compared to a net decrease of approximately $1.4 million in 2004.

The first quarter of 2005 net increase of $230,000 in accounts receivable, inventories and prepaid expenses is mainly attributable to an increase of prepaid expenses of approximately $565,000 due to the timing of our accounting period end, offset by a reduction of approximately $198,000 in accounts receivable due to the improvement in collection and inventories of approximately $137,000 due to timing of our accounting period end. The reduction in accounts payable, accrued expenses and accrued compensation in the first quarter of 2005 as compared to the 2004 period is also due to the timing of our accounting period end.

Net cash from investing activities of approximately $201,000 was used in the first quarter of 2005 to purchase equipment.

Net cash from financing activities decreased from approximately $1.8 million used in the first quarter of 2004 to approximately $1.3 million provided in the first quarter of 2005. This decrease is related to the payment of $1.8 million made to Siemens in January of 2004 on Tranches D and E. In March 2005 proceeds of $1.7 million were received for the exercise of warrants issued in the March 29, 2002 private placement.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Goodwill

The majority of the Company’s goodwill resulted from the combination with Helix. On an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter in 2004. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter of 2003 and 2004, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $15,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. Based on the outstanding number of employee stock options and excluding the impact of any future grants at April 2, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $746,000 in 2006 (See Note 1 Description of the Company and Summary of Significant Accounting Policies- Stock-Based Compensation) and $356,000 in 2007.

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

		Long-Term Debt and Convertible Subordinated Notes
	Variable Rate			Fixed Rate

	Prime Rate	Yr 1 – 2 11%
	+ 1% note	Yr 3 – 5 8%			10 % note
	due April	due November	10 % notes	10 % notes	due Dec 1,
As of April 2, 2005:	2007	2008	due 2008	due 2007	2006	Other notes	Total

Estimated cash inflow (outflow) by fiscal year of principal maturity	$	$	$	$	$	$	$

2005	(142,000)	—	(452,000)	(466,000)	(1,725,000)	(348,000)	(3,133,000)

2006	—	(2,500,000)	(657,000)	(621,000)	(1,300,000)	(53,000)	(5,131,000)

2007	(13,654,000)	(2,500,000)	(726,000)	(320,000)	—	(57,000)	(17,257,000)

2008	—	(2,500,000)	(193,000)	—	—	—	(2,693,000)

2009	—	—	—	—	—	—	—

Total	(13,796,000)	(7,500,000)	(2,028,000)	(1,407,000)	(3,025,000)	(458,000)	(28,214,000)

Estimated fair value	(13,796,000)	(7,500,000)	(2,028,000)	(1,407,000)	(3,025,000)	(458,000)	(28,214,000)

Carrying Value	(13,796,000)	(7,500,000)	(2,028,000)	(1,407,000)	(3,025,000)	(458,000)	(28,214,000)

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 2, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of April 2, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 6. Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock ((incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. ((incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (File No. 001-11655)).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

31.1	CEO Certification, pursuant to Section 302of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc. (Registrant)

May 10, 2005

/s/ Stephen J. Hansbrough

Stephen J. Hansbrough Chief Executive Officer
HearUSA, Inc.

/s/ Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.