Form 10-Q
period 2005-07-02
HEARUSA INC
filed 2005-08-11
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
if Changed Since Last Report
          Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
          Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On July 29, 2005 31,069,351 shares of the Registrant’s Common Stock and 866,051 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I – Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets

	July 2,	December 25,
	2005	2004

	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$3,755,332	$2,615,379
Restricted cash and investment securities	435,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $358,431 and $373,583	5,722,337	5,876,699
Inventories	713,337	877,206
Prepaid expenses and other	1,159,992	558,921

Total current assets	11,785,998	10,363,205
Property and equipment, net	3,132,579	3,346,788
Goodwill	35,475,029	33,210,380
Intangible assets, net	11,444,003	11,092,594
Deposits and other	537,852	549,924
Assets of discontinued operations (Note 2)	—	738,924

	$62,375,461	$59,301,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,441,470	$6,644,600
Accrued expenses	2,365,991	2,303,601
Accrued salaries and other compensation	2,598,736	1,982,559
Current maturities of long-term debt	4,784,219	4,152,908
Dividends payable	73,600	177,996

Total current liabilities	16,264,016	15,261,664

Long-term debt, less current maturities	16,924,238	17,296,125
Convertible subordinated notes, net of debt discount of $4,414,603 and $5,443,879 (Note 5)	3,085,397	2,056,121

Total long-term debt and convertible subordinated notes	20,009,635	19,352,246

Commitments and contingencies	—	—

Mandatorily redeemable convertible preferred stock	4,766,940	4,709,921

Stockholders’ equity
Preferred stock (Aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233

Common stock: $.10 par; 75,000,000 shares authorized 31,591,760 and 30,060,690 shares issued	3,159,176	3,006,069
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	121,786,160	120,197,937
Accumulated deficit	(102,259,259)	(101,968,452)
Accumulated other comprehensive income	1,546,201	1,639,838
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	21,334,870	19,977,984

	$62,375,461	$59,301,815

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended July 2, 2005 and June 26, 2004

	Six Months Ended
	July 2,	June 26,
	2005	2004

	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$35,371,022	$30,701,917
Services	2,718,853	2,537,313

Total net revenues	38,089,875	33,239,230

Operating costs and expenses
Hearing aids and other products	9,968,892	8,370,735
Services	935,949	1,003,714

Total cost of products sold and services	10,904,842	9,374,449
Center operating expenses	18,032,934	17,544,501
General and administrative expenses	5,966,285	4,948,825
Depreciation and amortization	973,181	1,073,813

Total operating costs and expenses	35,877,242	32,941,588

Income from operations	2,212,633	297,642
Non-operating income (expense):
Gain from insurance proceeds	129,596	—
Interest income	28,829	7,444
Interest expense (including approximately $1,096,000 and $1,064,000 of non-cash debt discount amortization)	(2,360,179)	(2,329,031)

Net income (loss) from continuing operations	10,879	(2,023,945)
Discontinued operations (Note 2):
Gain on disposition of assets	365,158	—
Income (loss) from discontinued operations	(299,767)	(186,347)

Net income (loss) from discontinued operations	65,391	(186,347)

Net income (loss)	76,270	(2,210,292)
Dividends on preferred stock	(367,077)	(353,497)

Net loss applicable to common stockholders	$(290,807)	$(2,563,789)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders – basic and diluted	$(0.01)	$(0.08)

Net loss applicable to common stockholders per common share – basic and diluted	$(0.01)	$(0.08)

Weighted average number of shares of common stock outstanding — basic	31,199,595	30,423,755

Weighted average number of shares of common stock outstanding — diluted	31,199,595	30,423,755

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended July 2, 2005 and June 26, 2004

	Three Months Ended
	July 2,	June 26,
	2005	2004

	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$17,778,788	$15,877,986
Services	1,279,672	1,312,937

Total net revenues	19,058,460	17,190,923

Operating costs and expenses
Hearing aids and other products	5,101,956	4,239,753
Services	437,292	450,403

Total cost of products sold and services	5,539,248	4,690,156
Center operating expenses	8,829,042	9,012,295
General and administrative expenses	3,002,401	2,493,576
Depreciation and amortization	492,657	519,190

Total operating costs and expenses	17,863,348	16,715,217

Income from operations	1,195,112	475,706
Non-operating income (expense):
Gain from insurance proceeds	129,596	—
Interest income	17,145	3,587
Interest expense (including approximately $528,000 and $532,000 of non-cash debt discount amortization)	(1,177,566)	(1,155,758)

Net income (loss) from continuing operations	164,287	(676,465)
Discontinued operations (Note 2):
Gain on disposition of assets	365,158	—
Income (loss) from discontinued operations	(201,922)	(95,765)

Net income (loss) from discontinued operations	163,236	(95,765)

Net income (loss)	327,523	(772,230)
Dividends on preferred stock	(173,447)	(175,778)

Net income (loss) applicable to common stockholders	$154,076	$(948,008)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.00)	$(0.03)

Net income (loss) applicable to common stockholders per common share — basic and diluted	$0.00	$(0.03)

Weighted average number of shares of common stock outstanding — basic	31,933,380	30,423,705

Weighted average number of shares of common stock outstanding — diluted	42,318,950	30,423,705

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended July 2, 2005 and June 26, 2004

	July 2,	June 26,
	2005	2004

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$76,270	$(2,210,292)
Net income (loss) from discontinued operations	65,391	(186,347)

Income (loss) from continuing operations	10,879	(2,023,945)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	973,181	1,073,813
Provision for doubtful accounts	186,684	197,504
Debt discount amortization	1,095,860	1,063,533
Principal payments on long-term debt made through preferred pricing reductions	(1,462,133)	(1,460,402)
Interest on Siemens Tranche D	478,088	311,366
Equipment purchases through vendor credit	—	(158,800)
Other	(46,942)	21,794
(Increase) decrease in:
Accounts and notes receivable	275,117	(799,958)
Inventories	9,552	61,295
Prepaid expenses and other	(570,739)	557,071
Increase (decrease) in:
Accounts payable and accrued expenses	(200,755)	(667,571)
Accrued salaries and other compensation	618,293	228,010

Net cash provided by (used in) operating activities	1,367,085	(1,596,290)
Net cash (used in) discontinued operations	(186,792)	(68,592)

Net cash provided by (used in) operating activities	1,180,293	(1,664,882)

Cash flows from investing activities
Purchase of property and equipment	(393,240)	(152,940)
Business acquisitions	(976,922)	—
Proceeds from sales of discontinued operations	785,715	101,746

Net cash used in investing activities	(584,447)	(51,194)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	500,000
Principal payments on long-term debt	(739,221)	(2,632,182)
Proceeds from the exercise of warrants	1,725,000	—
Proceeds from Board of Director sale of stock	—	4,189
Proceeds from exercise of employee stock options	2,846	—
Dividends on preferred stock	(414,455)	(673,007)

Net cash provided by (used in) financing activities	574,170	(2,801,000)

Effects of exchange rate changes	(30,063)	9,995

Net increase (decrease) in cash and cash equivalents	1,139,953	(4,507,081)
Cash and cash equivalents at beginning of period	2,615,379	6,714,881

Cash and cash equivalents at end of period	$3,755,332	$2,207,800

Supplemental disclosure of cash flow information:	(unaudited)	(unaudited)
Cash paid for interest	$581,996	$666,753

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through preferred pricing reductions	$1,462,133	$1,460,402

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2004.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of centers to serve the needs of the hearing impaired. As of July 2, 2005, the Company has a network of 134 company-owned hearing care centers in 8 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the company with employer groups, health insurers and benefit sponsors in 49 States. The centers and the network providers provide audiological products and services for the hearing impaired.
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
Net income (loss) applicable to common stockholders per common share
Net income (loss) from continuing operations, including dividends on preferred stock, and net income (loss) applicable to common stockholders per common share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) from continuing operations, including dividends on preferred stock, and net income (loss) applicable to common stockholders per common share – basic are based on the weighted average number of common shares outstanding during the period. Net income (loss) from continuing operations, including dividends on preferred stock, and net income (loss) applicable to common stockholders per common share – diluted are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Due to the Company’s net loss from continuing operations, including dividends on preferred stock, and net loss applicable to common stockholders in the first six months of 2005 and 2004, the common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock of 10,793,092 in 2005 and 9,031,699 in 2004 were excluded from the computation of net loss from continuing operations, including dividends on preferred stock, and net loss applicable to common stockholders per common share – diluted for these periods because they were anti-dilutive. Due to the net loss from continuing operations, including dividends on preferred stock, applicable to common

HearUSA, Inc.
Notes to Consolidated Financial Statements
stockholders in the second quarter of 2005 and 2004 and the net loss applicable to common stockholders in the second quarter of 2004, the common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock of 10,385,797 in 2005 and 9,174,146 in 2004 were excluded from the computation of net loss from continuing operations, including preferred stock, applicable to common stockholders per common share diluted in 2005 and 2004 and from net loss applicable to common stockholders per common share-diluted in 2004 because they were anti-dilutive. For purposes of computing net income (loss) applicable to common stockholders per common share – basic and diluted, for the six and three months ended July 2, 2005 and June 26, 2004, the weighted average number of shares of common stock outstanding includes the effect of the 866,051 and 944,182, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents a foreign currency translation adjustment.
The components of comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income (loss) for the period	$76,270	$(2,210,382)	$327,523	$(772,230)
Other comprehensive income:
Foreign currency translation adjustments	(93,637)	(302,629)	(296,971)	(232,146)

Comprehensive income (loss) for the period	$(17,367)	$(2,513,011)	$30,552	$(1,004,376)

HearUSA, Inc.
Notes to Consolidated Financial Statements
Stock-based compensation
The Company has granted stock options to employees and directors under stock option plans. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost has been reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation (see Note 7 — Recent Accounting Pronouncement):

	Six Months Ended		Three Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders as reported	$(290,807)	$(2,563,789)	$154,076	$(948,008)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(747,000)	(186,000)	(390,000)	(93,000)

Pro forma, net loss	$(1,037,807)	$(2,749,789)	$(235,924)	$(1,041,008)

Net income (loss) per share
Basic-as reported	$(0.01)	$(0.08)	$0.00	$(0.03)
Basic-pro forma	$(0.03)	$(0.09)	$(0.01)	$(0.03)
Diluted-as reported	$(0.01)	$(0.08)	$0.00	$(0.03)
Diluted-pro forma	$(0.03)	$(0.09)	$(0.01)	$(0.03)
For purposes of the above disclosure, the determination of the fair value of stock options granted in 2005 and 2004 was based on the following: (i) a risk free interest rate of 4.04%, and 2.23% respectively; (ii) expected option lives ranging from 5 to 7 years; (iii) expected volatility in the market price of the Company’s common stock of 95% and 94%, respectively; and (iv) no dividends on the underlying common stock.
Reclassifications
Certain amounts in the 2004 consolidated financial statements have been reclassified in order to conform to the 2005 presentation.
2. Discontinued operations
In June 2005, the Company sold the assets of a group of hearing care centers in the states of Minnesota, Washington and Wisconsin, including goodwill, customer list and selected assets with a net book value of approximately $735,000, for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $365,000. The Company received proceeds totaling approximately $786,000 in June of 2005 and has an outstanding receivable of approximately $314,000 which was received in the third quarter of 2005.
The assets sold and related operating results have been presented as discontinued operations and the consolidated financial statements have been reclassified to segregate the assets and operating results for all periods presented in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” including $147,074 of property and equipment, $442,000 of goodwill and $149,850 of net intangibles as of December 25, 2004. The assets and operating expenses of these hearing care centers sold were reported under the center segment. Net revenues of the discontinued operations for

HearUSA, Inc.
Notes to Consolidated Financial Statements
the six months ended July 2, 2005 and June 26, 2004 were approximately $1,887,000 and $1,845,000, respectively. Pre-tax net losses of the discontinued operations were approximately $300,000 and $186,000, respectively. Net income (loss) from discontinued operations applicable to common stockholders-basic for the six months and three months ended July 2, 2005 and June 26, 2004 were $0.00, $(0.01), $0.01 and $(0.00), respectively. Net income from discontinued operations applicable to common stockholders-diluted for the six months and three months ended July 2, 2005 and June 26, 2004 were $0.00, $(0.01), $0.00 and $(0.00), respectively.
3. Business Acquisitions
In May and June 2005, in two separate transactions, the Company acquired the assets of 3 hearing care centers in Michigan and New Jersey having a fair value of approximately $233,000, for cash of $600,000 and notes payable in the amount of $600,000. The transactions resulted in goodwill of approximately $967,000. The notes bear interest at 5 percent and are payable in quarterly installment of $37,500 plus interest, through September 2009.
In May 2005, the Company acquired the assets of a hearing care network in Florida, including the network contracts and agreements with fair values of approximately $410,000, for cash of $350,000 and a three-year convertible note payable in the amount of $1,400,000, resulting in goodwill of approximately $1,340,000. The note bears interest at 7 percent and is payable in 36 monthly installments of $38,889 plus interest, beginning June 1, 2005. After September 30, 2005 the payee has the right to convert all or any portion of the unpaid principal, and accrued interest, on this note into the number of the Company’s common stock determined by dividing such sum of unpaid principal, and accrued interest to be converted by $1.74 (the market price of the Company’s common stock on the date of the acquisition).
4. Stockholders’ Equity
Common stock
During the six months ended July 2, 2005, 265,000 employee stock options were issued at an exercise price of $1.79, 1,500,000 warrants were exercised at an exercise price of $1.15 and employee stock options for 4,250 shares of common stock were exercised.
5. Convertible Subordinated Notes
On December 19, 2003, the Company completed a private placement of $7.5 million of five-year convertible subordinated notes with warrants to purchase 2,642,750 shares of the Company’s common stock. The notes may not be converted and warrants to purchase 2,142,750 shares may not be exercised for a two-year period after December 19, 2003. The remaining warrants to purchase 500,000 shares are exercisable subsequent to May 31, 2005 at $1.75 per share. Subsequent to November 30, 2005 the notes may be converted at $1.75 per share and the warrants may be exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent annually for the first two years and then at 8 percent through the remainder of their term. Proceeds from this financing were used to repay the $2 million financing issued on October 3, 2003 and for working capital purposes. Approximately $1.8 million of the net proceeds were used to make payments to Siemens under the credit facility, including 50% against the Tranche D Loan and 50% against the Tranche E Loan. The Company recorded a debt discount of approximately $7,488,000 consisting of the intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using a Black-Scholes option pricing model, based on the relative fair values of the warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the notes using the effective interest method.
In addition to the 2,642,750 common stock purchase warrants issued to the investors in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing

HearUSA, Inc.
Notes to Consolidated Financial Statements
costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 are being amortized as interest expense using the effective interest method over the five-year term of the notes.
For the first two years of the term beginning on March 25, 2004, the Company will make quarterly payments of interest only. Beginning on March 25, 2006, the Company will make twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes maturing in future years is $2,500,000 in each of 2006, 2007 and 2008.
During the first six months of 2005 and 2004, approximately $1,502,000 and $1,446,000, respectively, of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $1,096,000 and $1,064,000, respectively. The future non-cash debt discount and finder fees to be amortized as interest expense over the next five years are approximately $1,055,000 for the remainder of 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or warrants, the Company will be required to accelerate the debt discount to the period in which the exercise or conversion occurs.
6. Segments
The Company operates in three business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
6 months ended 7/2/05	$35,309,000	$62,000	—	—	$35,371,000
6 months ended 6/26/04	$30,671,000	$31,000	—	—	$30,702,000

Services revenues
6 months ended 7/2/05	2,054,000	—	665,000	—	2,719,000
6 months ended 6/26/04	2,059,000	—	478,000	—	2,537,000

Income (loss) from operations
6 month ended 7/2/05	7,994,000	(11,000)	300,000	(6,070,000)	2,213,000
6 month ended 6/26/04	5,258,000	(8,000)	159,000	(5,111,000)	298,000

6 months ended 7/2/05
Depreciation and amortization	866,000	—	3,000	104,000	973,000
Identifiable assets	48,913,000	—	1,273,000	12,189,000	62,375,000
Capital expenditures	318,000	—	—	75,000	393,000

6 months ended 6/26/04
Depreciation and amortization	910,000	—	2,000	162,000	1,074,000
Identifiable assets	47,309,000	—	1,111,000	11,395,000	59,815,000
Capital expenditures	128,000	—	—	25,000	153,000

HearUSA, Inc.
Notes to Consolidated Financial Statements
In 2005 and 2004, 97.1% and 95.8%, respectively, of hearing aids and other products consisted of hearing aid revenues and 2.9% and 4.2%, respectively, were other products revenues. In 2005 and 2004, 50.6% and 53.6%, respectively, of services revenues consisted of hearing aid repairs and 49.4% and 46.4%, respectively, consisted of testing and other income.
Income (loss) from operations at the segment level is computed before general and administrative expenses ($5,966,000 in 2005 and $4,948,000 in 2004) and corporate depreciation and amortization expense ($104,000 in 2005 and $163,000 in 2004), the sum of which is included in the column “Corporate” as loss from operations ($6,070,000 in 2005 and $5,111,000 in 2004).
Information concerning geographic areas as of and for the six months ended July 2, 2005 and June 26, 2004 is as follows:

	As of July 2, 2005		As of June 26, 2004
	United States	Canada	United States	Canada
	$	$	$	$
Hearing aid and other product revenues	31,534,000	3,837,000	27,709,000	2,993,000
Service revenues	2,512,000	207,000	2,393,000	144,000
Long-lived assets	41,028,000	9,561,000	39,649,000	9,012,000
Net assets	50,204,000	12,171,000	49,349,000	10,466,000
Net revenues by geographic area are allocated based on the location of the subsidiary operations.
7. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used (a Black Scholes model) continues to be available and we have elected to use this model for the future. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. Based on the outstanding number of employee stock options and excluding the impact of any future grants, at July 2, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $875,000 in 2006 and $425,000 in 2007 (see Note 1— Description of the Company and Summary of Significant Accounting Policies — Stock-Based Compensation).
8. Liquidity
The working capital deficit decreased $400,000 to $4.5 million as of July 2, 2005 from $4.9 million as of December 25, 2004. The working capital deficit of $4.5 million includes approximately $2.9 million of the current maturities of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions. In the first six months of 2005, the Company generated cash from operating activities of approximately $1.2 million compared to cash used by operating activities of $1.7 million in 2004. Cash and cash equivalents as of July 2, 2005 was approximately $3.8 million.
Although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operating activities will be sufficient, the Company believes that current cash and cash equivalents and cash flow from operating activities, at current net revenue levels, will be sufficient to support the Company’s operational needs through the remainder of the year. For the next six months, the Company expects approximately the

HearUSA, Inc.
Notes to Consolidated Financial Statements
same cash flow from operating activities as achieved in the first six months. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

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
During the second quarter of 2005 the Company continued to improve its profitability through increased revenues and cost controls resulting mainly from employee performance improvement and additional enhanced managed care contracts. Toward the end of the quarter, the Company initiated a strategic acquisition program in selected markets in order to increase its market share and maximize its current cost structure. The Company also disposed of selected assets of a group of unprofitable hearing care centers located in non-core markets which have been presented as discontinued operations in the consolidated financial statements (see Note 2 — Discontinued Operations). Future strategic acquisitions are expected to be made using the cash on hand at the end of the quarter, the Siemens acquisition line of credit and promissory notes to the sellers.
The Company expects to continue the improvement in year-over-year profitability. The Company expects to reduce its losses for the remainder of the year through increases in net revenues from additional or enhanced managed care contracts, improvement in employee performance and strategic acquisitions in selected markets. The Company intends to keep its costs under control as revenues grow. Profitability could, however, be affected in the event the holders of the $7.5 convertible subordinated notes convert their notes and/or exercise their warrants. In such case, there would be an acceleration of the debt discount amortization resulting in an increase in the non-cash interest expense.
RESULTS OF OPERATIONS
For the three months ended July 2, 2005 compared to the three months ended June 26, 2004
Total net revenues in the second quarter of 2005 increased approximately $1.9 million, or 10.9%, compared to the second quarter of 2004. This increase is primarily attributable to an increase in hearing aids revenues resulting from an increase in the hearing aids average selling price of 14.0% in the second quarter of 2005 compared to 2004. Such increases occurred as patients selected a higher percentage of more advanced technology hearing aids with higher sales prices. This increase was somewhat offset by a decrease in other products revenues due to lower revenues from the contract with the Department of Veteran Affairs. Service revenues remained flat from 2004 to 2005. Approximately $181,000 of the overall increase in total net revenues relates to a favorable change in the average Canadian exchange rate from 2005 to 2004. The Company expects to continue its total net revenue improvement over the preceding year which will result from increases in average selling price over the next two quarters, increases in the percentage of more advanced technology hearing aids, and increases in the number of hearing aids sold. The Company also expects to increase its other products revenue generated from the Department of Veteran Affairs during the next two quarters.
Total cost of products sold and services in the second quarter of 2005 increased approximately $849,000, or 18.1%, compared to the second quarter of 2004. This increase is primarily attributable to the increase in hearing aids revenues and increase in the cost of hearing aids due to sales of more advanced technology hearing aids. Included in the cost of hearing aids and other products sold are Siemens preferred pricing reductions of approximately $836,000 in the second quarter of 2005 and $920,000 for the second quarter 2004. Such pricing reductions from Siemens are accounted for as reductions of cost of hearing aids and other products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal ($732,000 in 2005 and $730,000 in 2004) and interest payments ($104,000 in 2005 and $189,000 in 2004) due on Tranches A, B and C of the Siemens loan. Cost of services remained flat from 2004 to 2005 and in correlation with services revenues. The total cost of products sold as a percent of net revenues was 29.1% and 27.3% for the second quarter 2005 and 2004, respectively. The Company expects its cost of products and services, before the Siemens pricing reduction, to remain proportional to related revenues for the remainder of the year. However, a portion of the Siemens pricing reduction will be eliminated at the end of June 2006 (approximately $575,000 of principal per quarter) and the remaining at the end of June 2007 ($155,000 of principal per quarter) according to the credit facility agreement with Siemens. The Company has identified different opportunities in order to offset the loss of the rebates, but no decisions or negotiations have been finalized.
Center operating expenses decreased approximately $183,000, or 2.1%, in the second quarter of 2005 compared to the second quarter of 2004. The decrease is mainly attributable to a decrease of approximately $138,000 in center wages as a result of the transfer of certain employees from center operating expense to general and administrative as a result of changes in responsibilities and change in certain employee’ compensation program from fixed salary to base salary plus commission, approximately $126,000 in center marketing as a result of reduction in the number of mailings to members of managed care companies, offset by an increase in commissions of approximately $248,000 related to increase in net revenues. It is expected that center operating expenses in the third and fourth quarter of 2005 will increase due to expenses associated with the business acquisitions made in May and June of 2005 as well as any operating expenses of any future business acquisitions. These increases are expected to be proportional with the corresponding increases in revenues.
General and administrative expenses in the second quarter of 2005 increased approximately $509,000, or 20.4%, compared to the second quarter of 2004. The increase is primarily attributable to an increase in wages and fringe benefits of approximately $215,000 principally due to normal annual increases and the transfer of certain employees from center operating expense to general and administrative as a result of changes in responsibilities and the creation of a new sales development department in 2005, coupled with an increase in professional fees due to additional consulting fees for Sarbanes-Oxley compliance (Section 404) and other projects in 2005 compared to 2004. The Company expects general and administrative expenses to remain consistent to the second quarter level for the remainder of the year.
Depreciation and amortization expense decreased approximately $27,000 or 5.1% in 2005. This decrease is due to certain property and equipment being fully depreciated. The Company expects these expenses to remain constant for the remainder of the year.
The gain on insurance proceeds of approximately $130,000 in the second quarter of 2005 is attributable to insurance proceeds resulting from 2004 hurricane damage claims sustained in hearing care centers located in Florida. The Company expects additional proceeds from business interruption claims to be finalized in the third quarter of 2005.
Interest expense in the second quarter of 2005 remained constant as compared to the second quarter in 2004. The non-cash charge of $528,000 included in the interest expense is the amortization of the debt discount related to $7.5 million convertible subordinate debt (see Note 5 — Convertible Subordinate Notes). This non-cash charge does not have an impact on the liquidity and working capital of the Company. Unless the holders of the $7.5 million convertible subordinated notes convert their notes or exercise their warrants (in such case there would be an acceleration of the amortization of the debt discount into interest expense), the Company expects interest expense in the next six months to be comparable with the first six months of 2005.

In the second quarter of 2005, the Company generated a net income applicable to common stockholders, of approximately $154,000, compared to a net loss of $948,000 in the same period of 2004. This improvement is mainly due to the increase in net revenues, positively impacting net income, and gains on disposal of assets and insurance proceeds. However, these improvements were partially offset by a reduction in gross margin and increases in general and administrative expenses. The net income (loss) for the second quarter of both 2005 and 2004 includes a non-cash interest expense of approximately $528,000 and $532,000, respectively, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes payable.
For the six months ended July 2, 2005 compared to the six months ended June 26, 2004
Total net revenues in the first six months of 2005 increased approximately $4.9 million, or 14.6%, compared to the first six months of 2004. This increase is primarily attributable to an increase in hearing aids revenues mainly due to an increase in the average selling price of 15.9% in the first six months of 2005 compared to 2004, as patients selected a higher percentage of more advanced technology hearing aids, and from the additional week in the first quarter of 2005, offset by a reduction in other products revenues due to lower revenues from the contract with the Department of Veteran Affairs. Service revenues increased approximately $182,000 mostly due to the additional week in the first quarter of 2005. Approximately $311,000 of the overall increase in net revenues relates to a favorable change in the average Canadian exchange rate from 2005 to 2004.
Total cost of products sold in the first six months of 2005 increased approximately $1.5 million, or 16.3%, compared to the first six months of 2004. This increase is primarily attributable to the increase in hearing aids revenues and increase in cost of hearing aids due to sales of more advanced technology hearing aids. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $1,698,000 in the first six months of 2005 and $1,858,000 for the first six months of 2004. Such pricing reductions from Siemens are accounted for as reductions of cost of hearing aids and other products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal ($1,462,000 in 2005 and $1,460,000 in 2004) and interest payments ($236,000 and $398,000) due on Tranches A, B and C of the Siemens loan. Cost of services remained stable and in correlation with services revenues. The total cost of products sold as a percent of net revenues was 28.6% and 28.2% for the first six months of 2005 and the first six months of 2004, respectively.
Center operating expenses increased approximately $488,000, or 2.8%, in the first six months of 2005 compared to the first six months of 2004. This increase is mainly attributable to the additional week in the period and an increase in commissions related to the increase in net revenues, offset in part by reductions due to the transfer of certain employees from center operating expenses to general and administrative as a result of changes in responsibilities and change in certain employees’ compensation program from fixed salary to base salary plus commission.
General and administrative expenses in the first six months of 2005 increased approximately $1.0 million, or 20.6%, compared to the first six months of 2004. $211,000 of this increase is due to the additional week in the quarter. The remaining increase is primarily attributable to an increase in wages and fringe benefits of approximately $223,000 mainly due to normal annual increases and the transfer of certain employees from center operating expense to general and administrative as a result of changes in responsibilities and the creation of a new sales development department in 2005, coupled with an increase in professional fees due to additional consulting fees for Sarbanes-Oxley compliance (Section 404) and other projects in 2005 compared to 2004.
Depreciation and amortization expense decreased approximately $101,000 or 9.4% in 2005. This decrease is due to certain property and equipment being fully depreciated.
The gain on insurance proceeds of approximately $130,000 in is attributable to insurance proceeds resulting from 2004 hurricane damage claims sustained in hearing care centers located in Florida.

Interest expense in the first six months of 2005 remained constant with the first six months in 2004. The non-cash charge of $1,096,000 included in the interest expense is the amortization of the debt discount related to $7.5 million convertible subordinate notes payable (see Note 5 - Convertible Subordinate Notes). This non-cash charge does not have an impact on the liquidity and working capital of the Company.
The Company has net loss carryfowards of approximately $76 million for U.S. Federal tax purposes and approximately $3.3 million of operating loss carryforwards in Canada. The Company does not expect to pay income tax in the near future.
In the first six months of 2005, the Company incurred net loss applicable to common stockholders of approximately $291,000, compared to a net loss of approximately $2.6 million in the same period in 2004. This improvement is attributable to an increase in net revenues, impacted by the additional week in the first quarter of 2005 as compared with 2004, which increased net income, and gains on disposal of assets and insurance proceeds. However, these improvements were somewhat offset by increases in center operating expenses and general and administrative expenses which were also partially the result of the additional week in the reporting period. The net loss for the first six months of each of 2005 and 2004 includes non-cash interest expense of approximately $1,096,000 and $1,064,000, respectively, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes payable.
During the first six months of 2005, HEARx West generated net income of approximately $1,177,000. The HEARx West deficit decreased from approximately $3,206,000 at the end of 2004 to approximately $2,029,000 at July 2, 2005. In accordance with the joint venture agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and if the venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income as an expense in the Company’s consolidated statement of operations and as a liability on the consolidated balance sheets.
LIQUIDITY AND CAPITAL RESOURCES
On December 7, 2001 the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); (d) a $13,000,000 five-year secured term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At July 2, 2005, $2,449,986, $50,267, $1,200,000, $13,890,741 and $1,831,912, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of July 2, 2005, approximately $24.9 million is available to the Company for acquisitions under Tranche B of the credit facility.
The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its hearing aids requirements from Siemens. During the first six months of 2005 and 2004, approximately

$1,698,000 and $1,858,000 of earned preferred pricing reductions were recorded as a reduction of cost hearing aids and other products sold. In the first six months of 2005 and 2004, $236,000 and $398,000 of interest payable, and $1,462,000 and $1,460,000 of principal, respectively, has been paid through such preferred pricing reductions. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. The total payment of approximately $178,000 was made in the second quarter of 2005 based on 2004 Excess Cash Flow.
The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of July 2, 2005, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.
The working capital deficit decreased $400,000 to $4.5 million as of July 2, 2005 from $4.9 million as of December 25, 2004. The working capital deficit of $4.5 million includes approximately $2.9 million of the current maturities of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions. In the first six months of 2005, the Company generated cash from operating activities of approximately $1.2 million compared to cash used by operating activities of $1.7 million in 2004. Cash and cash equivalents as of July 2, 2005 was approximately $3.8 million.
Although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operating activities will be sufficient, the Company believes that current cash and cash equivalents and cash flow from operating activities, at current net revenue levels, will be sufficient to support the Company’s operational needs through the remainder of the year. For the next six months, the Company expects approximately the same cash flow from operating activities as achieved in the first two quarters. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of July 2, 2005:

	Payments due by period
		Less			More
		than 1	1 – 3	4 – 5	than 5
Contractual obligations	Total	year	years	years	years

Long-term debt (1)	$21,710,000	$4,082,000	$17,000,000	$628,000	$—
Interest to be paid on long-term debt (2)	818,000	328,000	472,000	18,000	—
Operating leases	12,619,000	4,840,000	6,887,000	892,000	—
Convertible subordinated notes (3)	7,500,000	—	5,000,000	2,500,000	—
Interest to be paid on convertible subordinated notes	1,332,000	405,000	927,000	—	—
Mandatorily redeemable convertible preferred stock and redemption premiums (4)	4,928,000	—	4,928,000	—	—
Dividends to be paid on mandatorily redeemable convertible preferred stock	709,000	228,000	481,000	—	—
Employment agreements	1,894,000	402,000	1,492,000
Purchase obligations	2,060,000	357,000	1,703,000	—	—

Total contractual cash obligations	$53,570,000	$10,642,000	$38,890,000	$4,038,000	$—

(1)	Approximately $3.7 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year and, $779,000 in years 1-3.

(2)	Interest on long-term debt excludes $2,292,000 of accrued but unpaid interest on Tranche D presented with long-term debt in (1) above. In addition, approximately $305,000 of interest on Tranches A, B, and C can be repaid through preferred pricing reductions.

(3)	When due these notes and corresponding interest can be repaid at the option of the Company in common stock.

(4)	Includes approximately $365,000 of the 8% premium payable upon redemption in December 2006, of which $204,000 has been accreted as of July 2, 2005.
Net cash from operating activities improved from $1.7 million used in the first six months of 2004 to approximately $1.2 million provided by operations in the first six months of 2005. The improvement was primarily the result of the reduction of $2.2 million in the net loss between periods and a net increase in accounts payable, accrued expenses and accrued compensation of approximately $418,000 in 2005, compared to a net decrease of approximately $439,000 in 2004, which was offset by a net increase in accounts receivable, inventories and prepaid expenses of approximately $286,000 in 2005, compared to a net increase of approximately $153,000 in 2004.
The first six months of 2005 net increase of $308,000 in accounts receivable, inventories and prepaid expenses is mainly attributable to an increase of prepaid expenses of approximately $571,000 due to the timing of our accounting period end, offset by a reduction of approximately $253,000 in accounts receivable due to the improvement in collection. The net increase in accounts payable, accrued expenses and accrued compensation in the first six months of 2005 is also due timing of our accounting period end.
Net cash from investing activities increased from approximately $51,000 in the first six months of 2004 to approximately $584,000 in the first six months of 2005. This increase is mainly due to an increase in cash used in the purchase of equipment from $153,000 to $393,000 resulting from center relocations, new center openings and equipment upgrades and cash used for business acquisitions of $977,000 in the first six months of 2005. These uses of cash were offset by approximately $786,000 received from the disposition of assets of hearing centers located in the states of Minnesota, Washington and

Wisconsin (see Note 2 – Discontinued Operations).
Net cash from financing activities increased from approximately $2.8 million used in the first six months of 2004 to approximately $574,000 provided in the first six months of 2005. This increase is mainly related to the payment of $1.8 million made to Siemens in January of 2004 on Tranches D and E following the $7.5 million convertible subordinated notes financing (see Note 5 — Convertible Subordinated Notes) and the proceeds of $1.7 million received in March 2005 for the exercise of warrants issued in the March 29, 2002 private placement (see Note 4 – Stockholder’s Equity).
CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:
Goodwill
The majority of the Company’s goodwill resulted from the combination with Helix. On an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter of each year. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter of each year, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.
Revenue recognition
Revenues from the sale of hearing aids and other products are recognized at the time of delivery to the patient. Revenues from hearing care services, such as testing and repairs at the center level administration and other fees under the affiliated network agreements are recognized at the time those services are performed.
The Company has capitation contracts with certain health care organizations under which the Company is paid an amount for each enrollee of the health maintenance organization to provide to the enrollee a discount on certain hearing products and services. The amount paid to the Company by the healthcare organization is calculated on a per-capita basis and is referred to as capitation revenue. Capitation revenue is earned as a result of agreeing to provide services to members without regard to the actual amount of service provided. Revenue is recorded in the period that the Company has agreed to provide health care services to enrollees.
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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $10,000.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued SFAS 123r (revised 2004), “Share-Based Payment”. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used (a Black Scholes model) continues to be available and we have elected to use this model for the future. On April 14, 2005 the the SEC announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. Based on the outstanding number of employee stock options and excluding the impact of any future grants, at July 2, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $875,000 in 2006 and $425,000 in 2007 (see Note 1 — Description of the Company and Summary of Significant Accounting Policies — Stock-Based Compensation).

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
Long-Term Debt and Convertible Subordinated Notes

	Variable Rate	Fixed Rate
	Prime Rate	Yr 1 – 11%
	+ 1% note	Yr 3 – 8%			10 % note
		due
	due April	November	10 % notes	10 % notes	due Dec 1,
As of July 2, 2005:	2007	2008	due 2008	due 2007	2006	Other notes		Total

Estimated cash inflow (outflow) by fiscal year of principal maturity	$	$	$	$	$	$		$
2005	(365,000)	—	(256,000)	(310,000)	(1,150,000)		(540,000)		(2,621,000)
2006	—	(2,500,000)	(657,000)	(621,000)	(1,300,000)		(670,000)		(5,748,000)
2007	(13,526,000)	(2,500,000)	(726,000)	(320,000)	—		(672,000)		(17,744,000)
2008	—	(2,500,000)	(193,000)	—	—		(306,000)		(2,999,000)
2009	—	—	—	—	—		(98,000)		(98,000)

Total	(13,891,000)	(7,500,000)	(1,832,000)	(1,250,000)	(2,450,000)		(2,286,000)		(29,210,000)

Estimated fair value	(13,891,000)	(7,500,000)	(1,832,000)	(1,250,000)	(2,450,000)		(2,286,000)		(29,210,000)

Carrying Value	(13,891,000)	(7,500,000)	(1,832,000)	(1,250,000)	(2,450,000)		(2,286,000)		(29,210,000)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 2, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of July 2, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on May 10, 2005. At that meeting, the stockholders were asked to consider and act on the election of directors.
The following persons were elected as directors for terms expiring in 2006 and received the number of votes set forth opposite their respective names:

		Against/
Nominee	For	Withheld
Paul A. Brown, M. D.	26,549,441	4,265,461
Stephen J. Hansbrough	26,557,809	4,257,093
Thomas W. Archibald	26,557,656	4,257,246
David J. McLachlan	26,500,688	4,314,214
Joseph L. Gitterman III	26,561,969	4,252,933
Michel Labadie	26,562,203	4,252,699

Item 6. Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (incorporated herein by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (File No. 001-11655)).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and Computer Share Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1	Asset Purchase Agreement dated June 16, 2005 between HearUSA, Inc and Sonus-USA, Inc.

23	Consent of the Independent Public Accountants (incorporated by reference to Exhibit 23 to the Company’s Form 10-K for the period, filed March 29, 2005)

31.1	CEO Certification, pursuant to Section 302of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)
August 11, 2005

/s/Stephen J. Hansbrough

Stephen J. Hansbrough
Chief Executive Officer
HearUSA, Inc.

/s/Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.