Form 10-Q
period 2005-10-01
HEARUSA INC
filed 2005-11-09
CIK 821536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
if Changed Since Last Report
          Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
          Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
On October 28, 2005, 31,218,851 shares of the Registrant’s Common Stock and 841,051 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Balance Sheets
		October 1, 2005 and December 25, 2004	3

		Consolidated Statements of Operations
		Nine months ended October 1, 2005 and September 25, 2004	4

		Consolidated Statements of Operations
		Three months ended October 1, 2005 and September 25, 2004	5

		Consolidated Statements of Cash Flows
		Nine months ended October 1, 2005 and September 25, 2004	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

PART II.		OTHER INFORMATION

	Item 6.	Exhibits	25

		Signatures	26

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets

	October 1,	December 25,
	2005	2004
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$3,152,769	$2,615,379
Restricted cash and investment securities	431,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $381,528 and $373,583	6,620,397	5,876,699
Inventories	904,785	801,234
Prepaid expenses and other	1,409,031	557,435
Current assets held for sale (Note 2)	—	77,458

Total current assets	12,517,982	10,363,205
Property and equipment, net	3,312,972	3,346,788
Goodwill (Note 3)	36,282,984	33,210,380
Intangible assets, net	11,492,728	11,094,169
Deposits and other	617,389	551,148
Long-term assets held for sale (Note 2)	—	736,125

	$64,224,055	$59,301,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,546,049	$6,644,600
Accrued expenses	2,129,025	2,303,601
Accrued salaries and other compensation	2,189,945	1,982,559
Current maturities of long-term debt	4,664,454	4,152,908
Dividends payable	34,561	177,996
Current maturities of subordinated notes	1,760,000	—
Current maturities of convertible subordinated notes	1,875,000	—

Total current liabilities	20,199,034	15,261,664

Long-term debt	16,335,592	17,296,125
Subordinated notes, net of debt discount of $1,662,799 (Note 7)	2,077,201	—
Warrant liability (Note 7)	1,794,702	—
Convertible subordinated notes, net of debt discount of $3,919,759 and $5,443,879 (Note 5)	1,705,241	2,056,121

Total long-term debt, subordinated notes, warrant liability and convertible subordinated notes	21,912,736	19,352,246

Commitments and contingencies	—	—

Mandatorily redeemable convertible preferred stock (Series E) (Note 6)	—	4,709,921

Stockholders’ equity
Preferred stock (Aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233

Common stock: $.10 par; 75,000,000 shares authorized 31,742,510 and 30,060,690 shares issued	3,174,251	3,006,069
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	121,908,793	120,197,937
Accumulated deficit	(102,344,377)	(101,968,452)
Accumulated other comprehensive income	2,271,026	1,639,838
Treasury stock, at cost: 523,662 and 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	22,112,285	19,977,984

	$64,224,055	$59,301,815

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine Months Ended October 1, 2005 and September 25, 2004

	October 1,	September 25,
	2005	2004
	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$53,706,549	$46,617,220
Services	3,995,852	4,157,405

Total net revenues	57,702,401	50,774,625

Operating costs and expenses
Hearing aids and other products	15,692,130	12,835,926
Services	1,342,226	1,305,112

Total cost of products sold and services	17,034,356	14,141,038
Clinic operating expenses	26,929,214	26,005,198
General and administrative expenses	8,848,091	7,534,233
Depreciation and amortization	1,446,203	1,578,190

Total operating costs and expenses	54,257,864	49,258,659

Income from operations	3,444,537	1,515,966
Non-operating income (expense):
Gain from insurance proceeds	430,122	—
Interest income	52,180	11,045
Interest expense (including approximately $1,759,000 and $1,595,000 of non-cash debt discount amortization) (Notes 5 and 7)	(3,595,147)	(3,467,304)

Income (loss) from continuing operations	331,692	(1,940,293)

Discontinued operations (Note 2):
Gain on disposition of assets	365,158	—
Loss from discontinued operations	(406,662)	(326,169)

Net loss from discontinued operations	(41,504)	(326,169)

Net income (loss)	290,188	(2,266,462)

Dividends on preferred stock (Note 6)	(666,113)	(530,828)

Net loss applicable to common stockholders	$(375,925)	$(2,797,290)

Net loss from continuing operations, including dividends on preferred stock, per common share — basic and diluted	$(0.01)	$(0.08)

Net loss applicable to common stockholders per common share — basic and diluted	$(0.01)	$(0.09)

Weighted average number of shares of common stock outstanding — basic and diluted	31,452,690	30,425,804

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended October 1, 2005 and September 25, 2004

	October 1,	September 25,
	2005	2004
	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$18,362,752	$15,911,778
Services	1,252,803	1,623,617

Total net revenues	19,615,555	17,535,395

Operating costs and expenses
Hearing aids and other products	5,624,739	4,345,713
Services	507,152	420,804

Total cost of products sold and services	6,131,891	4,766,517
Clinic operating expenses	8,868,510	8,460,660
General and administrative expenses	2,882,357	2,585,408
Depreciation and amortization	471,116	504,396

Total operating costs and expenses	18,353,874	16,316,981

Income from operations	1,261,681	1,218,414
Non-operating income (expense):
Gain from insurance proceeds	300,527	—
Interest income	22,582	3,601
Interest expense (including approximately $663,000 and $532,000 of non-cash debt discount amortization) (Notes 5 and 7)	(1,234,171)	(1,138,273)

Income from continuing operations	350,619	83,742

Discontinued operations (Note 2):
Net loss from discontinued operations	(140,155)	(139,824)

Net income (loss)	210,464	(56,082)

Dividends on preferred stock (Note 6)	(299,035)	(177,331)

Net loss applicable to common stockholders	$(88,571)	$(233,413)

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — basic	$0.00	$(0.00)

Net income (loss) from continuing operations, including dividends on preferred stock, per common share — diluted	$0.00	$(0.00)

Net loss applicable to common stockholders per common share — basic	$(0.00)	$(0.01)

Net loss applicable to common stockholders per common share — diluted	$(0.00)	$(0.01)

Weighted average number of shares of common stock outstanding — basic	32,033,447	30,429,902

Weighted average number of shares of common stock outstanding — diluted	39,155,406	30,429,902

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended October 1, 2005 and September 25, 2004

	October 1,	September 25,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income (loss)	$290,188	$(2,266,462)

Adjustments to reconcile net (loss) gain to net cash (used in) provided by operating activities:
Depreciation and amortization	1,446,203	1,578,190
Provision for doubtful accounts	266,554	313,443
Loss from discontinued operations	41,504	326,169
Debt discount amortization	1,758,771	1,595,300
Principal payments on long-term debt made through preferred pricing reductions	(2,192,336)	(2,190,603)
Interest on Siemens Tranche D	632,533	480,215
Other	(30,551)	26,631
(Increase) decrease in:
Accounts and notes receivable (net of business acquisitions)	(904,202)	(1,202,220)
Inventories (net of business acquisitions)	(186,834)	54,144
Prepaid expenses and other (net of business acquisitions)	(490,066)	760,468
Increase (decrease) in:
Accounts payable and accrued expenses (net of business acquisitions)	574,679	(146,816)
Accrued salaries and other compensation (net of business acquisitions)	196,070	248,304

Net cash provided by (used) in continuing operations	1,402,513	(423,237)
Net cash used in discontinued operations	(301,244)	(149,758)

Net cash provided by (used in) operating activities	1,101,269	(572,995)

Cash flows from investing activities
Purchase of property and equipment-continuing operations	(781,117)	(308,935)
Purchase of property and equipment- discontinued operations	(13,332)	(26,521)
Proceeds from sales of discontinued operations	1,101,385	102,539
Business acquisitions	(1,282,303)	—

Net cash used in investing activities	(975,367)	(232,917)

Cash flows from financing activities
Net proceeds from issuance of subordinated and convertible subordinated notes	5,170,000	500,000
Principal payments on long-term debt	(1,072,857)	(2,894,616)
Proceeds from the exercise of warrants	1,725,000	—
Cost of exchange and redemption of capital stock	(4,928,041)	(102,382)
Proceeds from exercise of employee stock options	68,004	4,189
Dividends on preferred stock	(591,428)	(923,196)

Net cash provided by (used in) financing activities	370,678	(3,416,005)

Effects of exchange rate changes on cash	40,810	5,283

Net increase (decrease) in cash and cash equivalents	537,390	(4,216,634)
Cash and cash equivalents at beginning of period	2,615,379	6,714,881

Cash and cash equivalents at end of period	$3,152,769	$2,498,247

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended October 1, 2005 and September 25, 2004

	October 1,	September 25,
	2005	2004
	(unaudited)	(unaudited)
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,022,993	$934,777

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt through preferred pricing reductions	$2,192,336	$2,190,603

Purchase of equipment with volume discount credit	$—	$158,800

Capital lease of property and equipment	$41,501	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s report on Form 8-K filed on October 26, 2005.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA, Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized for the purpose of creating a nationwide chain of clinics to serve the needs of the hearing impaired. As of October 1, 2005, the Company has a network of 138 company-owned hearing care clinics in 8 states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The clinics and the network providers provide audiological products and services for the hearing impaired.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal year
The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. The current year includes 53 weeks with the additional week included in the first quarter of 2005. The next year with 53 weeks will be 2011.
Net income (loss) applicable to common stockholders per common share
Net income(loss) from continuing operations, including dividends on preferred stock, and net income (loss) applicable to common stockholders per common share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) from continuing operations, including dividends on preferred stock, and net income (loss) applicable to common stockholders per common share — basic are based on the weighted average number of common shares outstanding during the period. Net income (loss) from continuing operations, including dividends on preferred stock, and net income applicable to common stockholders per common share — diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
Due to the Company’s net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders in the first nine months of 2005 and 2004, the common stock equivalents for convertible subordinated notes, mandatorily redeemable convertible preferred stock, convertible preferred stock, outstanding options and warrants of 9,635,337 in 2005 and 9,505,864 in 2004 were excluded from the computations of net loss from continuing operations, including dividends on preferred stock, and net loss applicable to common stockholders per common share — diluted for these periods because they were anti-dilutive.

HearUSA, Inc
Notes to Consolidated Financial Statements
 Due to the Company’s net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders in the third quarter of 2004 the common stock equivalents for convertible preferred subordinated notes, mandatorily redeemable convertible preferred stock, convertible preferred stock, outstanding options and warrants of 6,400,864 in 2005 and 10,008,826 in 2004, were excluded from the computation of net loss from continuing operations, including dividends on preferred stock, and net loss applicable to common stockholders per common share — diluted for these periods because they were anti-dilutive.
For purposes of computing net income(loss) from continuing operations, including dividends on preferred stock and net loss, applicable to common stockholders per common share — basic and diluted, for the nine and three months ended October 1, 2005 and September 25, 2004, the weighted average number of shares of common stock outstanding includes the effect of the 815,041 and 913,419, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents foreign currency translation adjustments.
The components of comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net income (loss) for the period	$290,188	$(2,266,462)	$210,464	$(56,082)
Other comprehensive income:
Foreign currency translation adjustments	631,188	183,709	724,825	486,339

Comprehensive income (loss) for the period	$921,376	$(2,082,753)	$935,289	$430,257

Stock-based compensation
The Company has granted stock options to employees and directors under stock option plans. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost has been reflected in net income (loss), as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant.

HearUSA, Inc
Notes to Consolidated Financial Statements
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation (see Note 8 — Recent Accounting Pronouncement):

	Nine Months Ended		Three Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net loss applicable to common stockholders as reported	$(375,925)	$(2,797,290)	$(88,571)	$(233,413)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,137,000)	(536,000)	(390,000)	(350,000)

Pro forma, net loss	$(1,512,925)	$(3,333,290)	$(478,571)	$(583,413)

Net income (loss) per share
Basic—as reported	$(0.01)	$(0.09)	$(0.00)	$(0.01)
Basic—pro forma	$(0.05)	$(0.11)	$(0.01)	$(0.02)
Diluted—as reported	$(0.01)	$(0.09)	$(0.00)	$(0.01)
Diluted—pro forma	$(0.05)	$(0.11)	$(0.01)	$(0.02)
For purposes of the above disclosure, the determination of the fair value of stock options granted in 2005 and 2004 was based on the following: (i) a risk free interest rate of 4.04% and 3.46%, respectively; (ii) expected option lives ranging from 5 to 10 years; (iii) expected volatility in the market price of the Company’s common stock of 95% and 97%, respectively; and (iv) no dividends on the underlying common stock.
Reclassifications
Certain amounts in the 2004 consolidated financial statements have been reclassified in order to conform to the 2005 presentation.
2. Discontinued operations
In June 2005, the Company sold the assets of a group of hearing care clinics in Minnesota, Washington and Wisconsin, including goodwill, customer lists and selected assets with a net book value of approximately $739,000, for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $365,000.
The assets sold and related operating results have been presented as discontinued operations and the consolidated financial statements have been reclassified to segregate the assets and operating results for all periods presented in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” including $147, 000 of property and equipment, $442,000 of goodwill and $150,000 of net intangibles as of December 25, 2004. The assets and operating expenses of these hearing care clinics sold has been reported in the clinic segment. Net revenues of the discontinued operations for the nine months ended October 1, 2005 and September 25, 2004 were approximately $1.9 million and $2.7 million, respectively. Pre-tax net losses of the discontinued operations were approximately $41,500 million and $326,000, respectively.

HearUSA, Inc
Notes to Consolidated Financial Statements

	Nine Months Ended		Three Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net loss from discontinued operations applicable to common stockholders—basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Net loss from discontinued operations applicable to common stockholders—diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

3. Business Acquisitions
In the second and third quarters of 2005, in three separate transactions, the Company acquired the assets of four hearing care clinics in Michigan, New Jersey and New York having a fair value of approximately $382,000. Consideration paid was cash of $900,000 and notes payable in the amount of $750,000. The acquisitions resulted in additions to goodwill of approximately $1.3 million. The notes bear interest at 5 percent and are payable in quarterly installments of $37,500 plus accrued interest, through September 2009.
In May 2005, the Company also acquired the assets of a hearing care network in Florida, including network contracts with fair values of approximately $410,000. Consideration paid was cash of $350,000 and a three-year convertible note payable in the amount of $1,400,000, resulting in goodwill of approximately $1,340,000. The note bears interest at 7 percent and is payable in 36 monthly installments of $38,889 plus interest, beginning on June 1, 2005. After September 30, 2005 the payee has the right to convert all or any portion of the unpaid principal, and accrued interest, on the note into the number of shares of the Company’s common stock as determined by dividing such sum of unpaid principal and accrued interest to be converted by $1.74 (the market price of the Company’s common stock on the date of the acquisition).
4. Stockholders’ Equity
Common stock
During the nine months ended October 1, 2005, 265,000 employee stock options were issued at an exercise price of $1.79, 1,500,000 warrants were exercised at an exercise price of $1.15 and employee stock options for 130,000 shares of common stock were exercised at exercise prices ranging from $0.35 to $0.81.
5. Convertible Subordinated Notes
In December 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with warrants to purchase 2,642,750 shares of the Company’s common stock. The notes could not be converted and warrants to purchase 2,142,750 shares could not be exercised for a two-year period. The remaining warrants to purchase 500,000 shares were exercisable after May 31, 2005 at $1.75 per share. Beginning December 2005 the notes may be converted at $1.75 per share and the lender warrants may be exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent annually for the first two years and then at 8 percent through the remainder of their term. The Company recorded a debt discount of approximately $7,488,000 consisting of intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using a Black-Scholes option pricing model, based on the relative fair values of the lender warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the note using the effective interest method.

HearUSA, Inc
Notes to Consolidated Financial Statements
In addition to the 2,642,750 lender warrants issued to the investors in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 is being amortized as interest expense using the effective interest method over the five year term of the notes.
For the first two years of the term beginning on March 25, 2004, the Company will make quarterly payments of interest only. Beginning March 25, 2006, the Company will make twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes maturing in future years is $2,500,000 in each of 2006, 2007 and 2008.
During the first nine months of 2005 and 2004, approximately $2,225,000 and $2,170,000, respectively, of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $1,624,000 and $1,595,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $528,000 for the remainder of 2005, $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or warrants, the Company will be required to accelerate the debt discount to the period in which the exercise or conversion occurs.
6. Mandatorily Redeemable Convertible Preferred Stock
On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of E Series Convertible Preferred Stock (“E Series Convertible Preferred Stock”). If the E Series Convertible Preferred Stock had not converted or redeemed by December 18, 2006 it would have had to be redeemed by the Company on December 18, 2006 for a price equal to 108% of its stated value plus accrued and unpaid premiums. The E Series Convertible Preferred Stock was presented as Mandatorily Redeemable Convertible Preferred Stock, a category between liabilities and equity in the accompanying consolidated balance sheet. The Company had the right to redeem the newly designated preferred stock at its stated value plus accrued but unpaid premiums for sixteen months and thereafter until the redemption date at 108% of its stated value plus accrued but unpaid premiums.
As part of the transaction, the Company agreed that accrued but unpaid premiums on the 1998 Convertible Preferred Stock and the 10% premium on the E Series Convertible Preferred Stock would be paid in cash each month beginning in November 2003 and continuing until December 2006. The holders agreed that they would not convert the newly designated preferred stock into the Company’s common stock prior to November 1, 2005, except in the event of a default in payment of premiums or unless on or after December 10, 2004 the price of the common stock reached a trading price at or above $3.00 per share and the holders sell at or above $3.00 per share. In the event of default in payment of premiums, the holder could sell any shares of the E Series Convertible Preferred Stock or convert such shares under the same terms described below for the period after November 1, 2005. If converted during the period from December 10, 2004 until November 1, 2005 based on the trading price reaching $3.00 per share, the holders could convert only a number of shares of the newly designated preferred stock that would yield upon conversion no more than 744,911 shares of HearUSA common stock. Subsequent to November 1, 2005, upon conversion of the E Series Convertible Preferred, holders would have been entitled to receive a number of shares of common stock determined by dividing the sum of the stated value of the E Series Convertible Preferred ($1,000 per share) so converted plus any unpaid premium, by a conversion price equal to the lesser of the average closing bid prices for the common stock five of twenty days prior to conversion, and $18.00 (the fixed conversion price). The premium payable upon conversion is equal to 10% of the stated value of the Series E Convertible Preferred from the date of issuance until the conversion date. If the closing price of the Company’s common stock on the date prior to any conversion date is less than $10.00, the Company at its option may redeem the E Series Convertible Preferred at a price equal to 108% of its stated value plus any accrued and unpaid premium, in lieu of converting such E Series Convertible Preferred to common stock.

HearUSA, Inc
Notes to Consolidated Financial Statements
In September 2005 the Company used the proceeds from an August 2005 private placement (see Note 7 — Subordinated Notes and Warrant Liability) to redeem all of the Company’s outstanding mandatorily redeemable convertible preferred stock for approximately $4.9 million, which included approximately $125,000 of accrued and unpaid premium.
7. Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock expiring on November 22, 2008. If they are paid in full on or before December 31, 2005 the investors will forfeit 25% of the 1,499,960 Note Warrants. The warrants to purchase 1,124,970 shares (75 percent) are exercisable subsequent to August 22, 2005 at $2.00 per share and the remaining warrants to purchase 374,990 shares (25 percent), if not forfeited, are exercisable after January 1, 2006 at $2.00 per share. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7 percent annually. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock (see Note 6 — Mandatorily Redeemable Convertible Preferred Stock). The Company has agreed to register the common shares underlying the warrant shares and to maintain such registration so that the warrant holders may sell their shares if the warrants are exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered has been recorded as a warrant liability of approximately $1.7 million based on the fair value of the warrants, using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period will be included in income. As the holders exercise their warrants the liability will be reclassified to additional paid in capital.
The Company recorded a debt discount of approximately $1.7 million based on the portion of the proceeds allocated to the fair value of the Note Warrants. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method.
In addition to the warrants issued to the purchasers of the Subordinated Notes, the Company also issued 55,000 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three year term of the notes.
On the date of issuance of the Subordinated Notes the Company prepaid interest for the first four months of the note. Beginning December 22, 2005, the Company will make twelve quarterly payments of principal corresponding to 8 percent of the original principal amount plus interest and a premium of 2 percent of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is $1,760,000 in 2006, $1,760,000 in 2007 and $1,540,000 in 2008.
During the first nine months of 2005 approximately $186,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $135,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next three years are approximately $292,000 for the remainder of 2005, $932,000 in 2006, $546,000 in 2007 and $109,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to accelerate the debt discount to the period in which the payoff occurs.

HearUSA, Inc
Notes to Consolidated Financial Statements
8. Segments
The Company operates in three business segments, which include the operation and management of clinics, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The Company’s business units are located in the United States and Canada.

	Clinics	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
9 months ended 10/1/05	$53,642,000	$65,000	—	—	$53,707,000
9 months ended 9/25/04	46,571,000	46,000	—	—	46,617,000

Service revenues
9 months ended 10/1/05	2,864,000	—	1,132,000	—	3,996,000
9 months ended 9/25/04	3,374,000	—	783,000	—	4,157,000

Income (loss) from operations
9 months ended 10/1/05	11,883,000	(51,000)	613,000	(9,000,000)	3,445,000
9 months ended 9/25/04	8,961,000	(12,000)	312,000	(7,745,000)	1,516,000

9 months ended 10/1/05
Depreciation and amortization	1,290,000	—	4,000	152,000	1,446,000
Total assets	49,932,000	—	1,273,000	13,019,000	64,224,000
Capital expenditures	659,000	—	—	135,000	794,000

9 months ended 9/25/04
Depreciation and amortization	1,363,000	—	4,000	211,000	1,578,000
Total assets	47,324,000	—	1,481,000	11,444,000	60,249,000
Capital expenditures	307,000	—	2,000	26,000	335,000
In 2005 and 2004, 95.5% and 94.5%, respectively, of hearing aids and other products revenues consisted of hearing aid revenues and 4.5% and 5.5%, respectively, were other products revenues. In 2005 and 2004, 52.5% and 50.4%, respectively, of services revenues consisted of hearing aid repairs and 47.5% and 49.6%, respectively, consisted of testing and other income.
Income (loss) from operations at the segment level is computed before general administrative expense ($8,848,000 in 2005 and $7,534,000 in 2004) and corporate depreciation and amortization expense ($152,000 in 2005 and $211,000 in 2004), the sum of which is included in the column “Corporate” as loss from operations ($9,000,000 in 2005 and $7,745,000 in 2004).

HearUSA, Inc
Notes to Consolidated Financial Statements
Information concerning geographic areas as of and for the nine months ended October 1, 2005 and September 25, 2004 are as follows:

	As of October 1, 2005		As of September 25, 2004
	United States	Canada	United States	Canada
	2005	2005	2004	2004
Hearing aid and other product revenues	$47,835,000	$5,872,000	$41,908,000	$4,709,000
Service revenues	3,693,000	303,000	3,931,000	226,000
Long-lived assets	41,406,000	10,300,000	39,179,000	9,432,000
Total assets	51,371,000	12,853,000	49,034,000	11,215,000
Net revenues by geographic area are allocated based on the location of the subsidiary operations.
9. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”. The Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro-forma effect in the footnotes to their financial statements. We have chosen to disclose the pro-forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used (a Black Scholes model) continue to be available and we elected to use this model for the future. On April 14, 2005 the U. S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. Based on the outstanding number of employees stock options and excluding the impact of any future grants, at October 1, 2005, the total stock based compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $875,000 in 2006 and $425,000 in 2007 (see Note 1 — Description of the Company and Summary of Significant Accounting Policies — Stock-Based Compensation).
10. Liquidity
The working capital deficit increased $2.8 million to $7.7 million as of October 1, 2005 from $4.9 million as of December 25, 2004. The working capital deficit of $7.7 million includes approximately $2.5 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions and approximately $1.9 million of current portion of convertible subordinated notes that can be repaid with common stock, at the option of the Company. Cash and cash equivalents as of October 1, 2005 was approximately $3.2 million.
Although there can be no assurance that the Company can maintain compliance with Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which cash and cash equivalents and cash flow from operating activities will be sufficient, the Company believes that current cash, cash equivalents and cash flow from operating activities, at current net revenue levels, will be sufficient to support the Company’s operational needs through the remainder of the year. For the next three months, the Company expects approximately the same level of cash flow from operating activities as achieved in the first three quarters of 2005. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company is also continuing its aggressive cost controls and sales and gross margin improvements.

Forward Looking Statements
This form 10-Q and in particular, this Management’s Discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
During the third quarter of 2005, the Company continued to improve its profitability through increased revenues and cost controls. The Company’s strategic acquisition program initiated in the second quarter of 2005 resulted in acquisitions during the second and third quarters of 2005 (see Note 3 — Business Acquisitions) in order to increase its market share and take advantage of economies of scale. Future strategic acquisitions are expected to be made using the cash on hand at the end of the quarter, the Siemens acquisition line of credit, issuance of common stock and promissory notes to the sellers.
The Company expects to continue improving the year-over-year profitability. We plan to reduce losses for the remainder of the year through increases in net revenues from additional or enhanced managed care contracts, improvement in employee performance and strategic acquisitions in selected markets. In addition, we intend to keep costs under control as revenues grow. Profitability could, however, be affected for a short term period in the event the holders of the $7.5 convertible subordinated notes convert their notes and/or exercise their warrants and/or the holders of the $5.5 million subordinated notes exercise their warrants, or the Company repays the notes before their term. In such cases, the remaining discount would be expensed resulting in an increase in the interest expense. A significant change in the value of the warrant liability could also affect profitability in the quarter the change occurs.
In October 2005, certain clinics located in Florida sustained minor damages and were out of power due to Hurricane Wilma. As a result, these clinics were closed for a period of 3 to 12 days. As of issuing this report, all the clinics were operational. Although the impact of these closings has not been established as of yet, the Company does not expect it to significantly effect the overall performance of its operations. The Company intends to file a claim for business interruption with its insurance company. There is no assurance that the Company will recover on such claim.
RESULTS OF OPERATIONS
For the three months ended October 1, 2005 compared to the three months ended and September 25, 2004
Total net revenues in the third quarter of 2005 increased approximately $2.1 million, or 11.9%, compared to the third quarter of 2004. This increase is primarily attributable to an increase in hearing aids revenues resulting from an increase in average selling price of 14.4% in the third quarter of 2005 compared to 2004. Such increases occurred as patients selected a higher percentage of more advanced technology hearing aids with higher sales prices. This increase was somewhat offset by a reduction in other products revenues and services due to lower revenues from the Department of Veteran Affairs. Approximately $172,000 of the overall increase in total net revenues relates to a favorable change in the average Canadian exchange rate from 2004 to 2005. During the fourth quarter of 2005, the Company expects to continue its total net revenue improvement over the preceding year, principally as a result of increases in average selling price due to more advanced technology hearing aids being sold, and increases in the number of hearing aids sold, mainly attributable to acquisitions made in the second and third quarters of 2005.

Total cost of products sold and services in the third quarter of 2005 increased approximately $1.4 million, or 28.6%, compared to the third quarter of 2004. This increase is primarily attributable to the increase in hearing aids revenues and in the cost of hearing aids due to increased sales of more advanced technology hearing aids. Included in the cost of hearing aids and other products sold are Siemens preferred pricing reductions of approximately $816,000 in the third quarter of 2005 and $901,000 for the third quarter 2004. Such pricing reductions from Siemens are accounted for as reductions of cost of hearing aids and other products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, to reduce the principal ($730,000 in 2005 and $730,000 in 2004) and interest payments ($86,000 in 2005 and $172,000 in 2004) due on Tranches A, B and C of the Siemens loan. Cost of services remained flat from 2004 to 2005. The total cost of products sold and services as a percent of total net revenues was, 31.3% and 27.2% for the third quarter of 2005 and 2004, respectively. This increase in cost as a percentage of total net revenues is mostly due to the increase in sales of more advanced technology hearing aids, which bear a higher cost as a percent of sales, and special promotional pricing on the introduction of a new Siemens’ product. Also, 2004 benefited from higher revenues from the Department of Veteran Affairs which has no cost of products. The Company expects its total cost of products sold and services as a percent of total net revenues, to improve in the fourth quarter of 2005 as compared to the third quarter of 2005, resulting from the end of the promotional pricing on the new Siemens’ product. However, a portion of the Siemens pricing reduction will be eliminated at the end of June 2006 (approximately $575,000 of principal per quarter) and the remaining portion at the end of June 2007 ($155,000 of principal per quarter) according to the credit facility agreement with Siemens. The Company has identified different opportunities in order to offset the loss of the rebates, but no decisions have been made or negotiations have been finalized.
Clinic operating expenses increased approximately $408,000, or 4.8%, in the third quarter of 2005 compared to the third quarter of 2004. The increase is mainly attributable to an increase of approximately $317,000 in clinic wages as a result of normal merit increases, additional new employees at the clinic level and increases in incentive compensation in relation to higher hearing aids revenues. It is expected that clinic operating expenses in the fourth quarter of 2005 will increase due to expenses associated with the business acquisitions made in the second and third quarters of 2005 as well as any operating expenses of any future business acquisitions. These increases are expected to be proportional to the corresponding increases in revenues.
General and administrative expenses in the third quarter of 2005 increased approximately $297,000, or 11.5%, compared to the third quarter of 2004. The increase is primarily attributable to an increase in wages and fringe benefits of approximately $181,000 principally due to normal annual increases and the creation of a new sales training department in January of 2005, coupled with an increase in professional fees due to additional consulting fees for Sarbanes-Oxley compliance (Section 404) and other projects in 2005 compared to 2004. The Company expects general and administrative expenses to remain consistent with the third quarter for the remainder of the year.
Depreciation and amortization expense decreased approximately $33,000, or 6.5%, in 2005. This decrease is due to certain property and equipment being fully depreciated. The Company expects these expenses to remain comparable for the remainder of the year.
The gain on insurance proceeds of approximately $301,000 in the third quarter of 2005 is attributable to insurance proceeds resulting from 2004 hurricane damage and business interruption claims sustained in Florida hearing care clinics. This gain resulted from the final payment on the 2004 claims. Gain of future claims will be recorded when payments, if any, are received.

Interest expense in the third quarter of 2005 increased approximately $96,000, or 8.4%, compared to the third quarter of 2004. The non-cash charge of $663,000 included in the interest expense is $528,000 of amortization of the debt discount related to $7.5 million convertible subordinate debt (see Note 5 — Convertible Subordinated Notes) and $135,000 in amortization of the debt discount related to $5.5 million subordinated note (see Note 7 — Subordinated Notes and Warrant Liability). This non-cash charge does not have an impact on the liquidity and working capital of the Company. The Company expects interest expense in the next three months to increase. This increase would reflect interest on the $5.5 million subordinated notes for a full quarter as compared to 40 days in the third quarter of 2005 and any interest expense on new promissory notes that might be issued for business acquisitions. These increases will however be partially offset by reduction of interest expense due to lower interest on lower balances for other debts.
Dividends on preferred stock increased approximately $122,000 in the third quarter of 2005 as compared to the third quarter of 2004 due to the premium on the mandatorily redeemable convertible preferred stock resulting from redeeming such preferred stock before expiration of its term. Due to the retirement of the preferred stock, the dividend expense from these preferred shares will be eliminated in the fourth quarter of 2005 and in future quarters. Thereafter the dividend expense will be approximately $35,000 per quarter, until the remainder of the preferred stock (Series J) is repaid.
In the third quarter of 2005, the Company incurred a net loss applicable to common stockholders of approximately $89,000, compared to $233,000 in the same period of 2004. This improvement is mainly due to the increase in net revenues and gains on insurance proceeds. However, these events were partially offset by a reduction in gross margin (due to the increase in the percent of cost of products sold and services) and increases in clinic operating and general and administrative expenses. The net loss applicable to common stockholders for the third quarters of 2005 and 2004 includes a non-cash interest expense of approximately $663,000 and $532,000, respectively, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes and the $5.5 million subordinated notes.
For the nine months ended October 1, 2005 compared to the nine months ended September 25, 2004
Total net revenues in the first nine months of 2005 increased approximately $6.9 million, or 13.6%, compared to the first nine months of 2004. This increase is primarily attributable to an increase in hearing aids revenues mainly due to an increase in the average selling price of 15.4% in the first nine months of 2005 compared to 2004, as patients selected a higher percentage of more advanced technology hearing aids, and from the additional week in the first quarter of 2005, offset by a reduction in other products revenues and services due to lower revenues from the contract with the Department of Veteran Affairs. Approximately $482,000 of the overall increase in net revenues relates to a favorable change in the average Canadian exchange rate from 2004 to 2005.
Total cost of products sold in the first nine months of 2005 increased approximately $2.9 million, or 20.5%, compared to the first nine months of 2004. This increase is primarily attributable to the increase in hearing aids revenues and in the cost of hearing aids due to increased sales of more advanced technology hearing aids. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $2,514,000 in the first nine months of 2005 and $2,759,000 for the first nine months of 2004. Such pricing reductions from Siemens are accounted for as reductions of cost of hearing aids and other products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal ($2,192,000 in 2005 and $2,190,000 in 2004) and interest payments ($322,000 and $569,000) due on Tranches A, B and C of the Siemens loan. Cost of services remained stable and in correlation with services revenues. The total cost of products sold and services as a percent of total net revenues was 29.5% and 27.9% for the first nine months of 2005 and the first nine months of 2004, respectively. This increase in cost as a percent of total net revenues is due to increase in sales of more advanced technology hearing aids, which bear a higher cost as a percent of sales, and special promotional pricing on the introduction of a new Siemens’ product. Also, 2004 benefited from higher revenues from the Department of Veteran Affairs which bear no cost of products.

Clinic operating expenses increased approximately $924,000, or 3.6%, in the first nine months of 2005 compared to the first nine months of 2004. This increase is mainly attributable to the additional week in the 2005 period, increased wages due to new employees from acquisitions, normal merit increases and an increase in incentive compensation related to the increase in net revenues. These increases were offset in part by reductions due to the reclassification of the salaries of certain employees from clinic operating expenses to general and administrative expenses as a result of changes in responsibilities and changes in certain employees’ compensation programs from fixed salary to base salary plus commission.
General and administrative expenses in the first nine months of 2005 increased approximately $1.3 million, or 17.4%, compared to the first nine months of 2004. $211,000 of this increase is due to the additional week in the first quarter of 2005. The remaining increase is primarily attributable to an increase in wages and fringe benefits of approximately $486,000 mainly due to normal annual increases and the transfer of certain employees from clinic operating expenses to general and administrative expenses as a result of changes in responsibilities and the creation of a new sales training department in January 2005, coupled with an increase in professional fees due to additional consulting fees for Sarbanes-Oxley compliance (Section 404) and other projects in 2005 compared to 2004.
Depreciation and amortization expense decreased approximately $132,000 or 8.4% in 2005. This decrease is due to certain property and equipment being fully depreciated.
The gain on insurance proceeds of approximately $430,000 in the third quarter of 2005 is attributable to insurance proceeds resulting from 2004 hurricane damage and business interruption claims sustained in Florida hearing care clinics. This gain resulted from the final payment on the 2004 claims.
Interest expense in the first nine months of 2005 increased approximately $128,000, or 3.6%, compared to the first nine months of 2004. The non-cash charge of $1,759,000 included in the interest expense is $1,623,000 in amortization of the debt discount related to $7.5 million convertible subordinate debt (see Note 5 — Convertible Subordinated Notes) and $135,000 in amortization of the debt discount related to $5.5 million subordinate debt (see Note 7 — Subordinated Notes and Warranty Liability). This non-cash charge does not have an impact on the liquidity and working capital of the Company.
Dividends on preferred stock increased approximately $135,000 due to the premium on the mandatorily redeemable convertible preferred stock that resulted from redeeming such preferred stock before the expiration of its term.
The Company has net loss carryfowards of approximately $76 million for U.S. Federal tax purposes and approximately $3.3 million of operating loss carryforwards in Canada. The Company does not expect to pay income tax in the near future.
In the first nine months of 2005, the Company incurred a net loss applicable to common stockholders of approximately $376,000, compared to a net loss of approximately $2.8 million in the same period in 2004. This improvement is attributable to an increase in net revenues, impacted by the additional week in the 2005 period and gains on disposal of assets and insurance proceeds. However, these events were generally offset by increases in clinic operating expenses and general and administrative expenses also partially the result of the additional week in the reporting period. The net loss applicable to common stockholders for the first nine months of 2005 and 2004 includes non-cash interest expense of approximately $1,759,000 and $1,595,000, respectively, representing the amortization of the debt discount related to the $7.5 million convertible subordinated notes and the $5.5 million subordinated notes.
During the first nine months of 2005, HEARx West generated net income of approximately $1,809,000. The HEARx West deficit decreased from approximately $3,206,000 at the end of 2004 to approximately $1,397,000 at October 1, 2005. In accordance with the joint venture agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and if the venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income as an expense in the Company’s consolidated statement of operations and as a liability on the consolidated balance sheets. The deficit is expected to be eliminated during the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan); (d) a $13,000,000 five-year secured term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. At October 1, 2005, $1,874,985, $45,067, $1,050,000, $14,045,187 and $1,730,726, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, and Tranche E Loans, respectively, were outstanding. As of July 2, 2005, approximately $24.9 million is available to the Company for acquisitions under Tranche B of the credit facility.
The Tranche A, B and C Loans are payable quarterly over five years with the outstanding principal and interest at 10%, due and payable on the final maturity date. Principal and interest, at the prime rate (as defined) plus 1%, on the Tranche D Loan is payable on the final maturity date. The Company is required to make monthly payments of interest only on the Tranche E Loan in the first year. In years two through five, the Company must make monthly principal and interest payments. Quarterly principal and interest payments on the Tranche A, B and C Loans may be paid through preferred pricing reductions received from Siemens by HearUSA as long as the Company purchases certain minimum percentages of its hearing aids requirements from Siemens. During the first nine months of 2005 and 2004, approximately $2,514,000 and $2,759,000 of earned preferred pricing reductions were recorded as a reduction of cost hearing aids and other products sold. In the first nine months of 2005 and 2004, $322,000 and $569,000 of interest payable, and $2,192,000 and $2,190,000 of principal, respectively, has been paid through such preferred pricing reductions. The Company is also required to make additional payments on the Tranche D Loan under the following conditions: The Company must make a payment equal to 25% of net proceeds it receives from the issuance of stock or stock equivalents. In addition, within 120 days of any fiscal year, the Company must make a payment equal to 20% of Excess Cash Flow (as defined in the credit agreement) for such fiscal year end. The total payment of approximately $178,000 was made in the second quarter of 2005 based on 2004 Excess Cash Flow.
The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Company’s supply agreement with Siemens requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of October 1, 2005, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the supply agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s credit facility with Siemens and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.
The working capital deficit increased $2.8 million to $7.7 million as of October 1, 2005 from $4.9 million as of December 25, 2004. The working capital deficit of $7.7 million includes approximately $2.5 million representing the current portion of the long-term debt to Siemens for Tranches A, B and C, which may be repaid through preferred pricing reductions and approximately $1.9 million of current portion of convertible subordinated notes that can be repaid with common stock, at the option of the Company. Cash and cash equivalents as of October 1, 2005 was approximately $3.2 million.

Although there can be no assurance that the Company can maintain compliance with Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which cash and cash equivalents and cash flow from operating activities will be sufficient, the Company believes that current cash, cash equivalents and cash flow from operating activities, at current net revenue levels, will be sufficient to support the Company’s operational needs through the remainder of the year. Future strategic acquisitions are expected to be made using the cash on hand at September 30, 2005, the Siemens acquisition line of credit, issuance of common stock and promissory notes to the sellers. For the next three months, the Company expects approximately the same level of cash flow from operating activities as achieved in the first three quarters of 2005. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company is also continuing its aggressive cost controls and sales and gross margin improvements.
Below is a chart setting forth the Company’s contractual cash payment obligations which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of October 1, 2005:

	Payments due by period
		Less			More
		than 1	1 — 3	4 — 5	than 5
	Total	year	years	years	years

Contractual obligations
Long-term debt (1)	$21,061,000	$3,669,000	$16,764,000	$628,000	$—
Interest to be paid on long-term debt (2)	657,000	160,000	479,000	18,000	—
Operating leases	16,897,000	5,039,000	9,147,000	1,909,000	802,000
Convertible subordinated notes (3)	7,500,000	1,875,000	5,000,000	625,000	—

Subordinated notes	5,500,000	1,760,000	3,740,000	—	—
Interest to be paid on convertible subordinated notes	1,124,000	599,000	517,000	8,000	—
Interest to be paid on subordinated notes	613,000	331,000	282,000	—

Employment agreements	4,186,000	1,135,000	2,016,000	1,035,000	—
Purchase obligations	1,270,000	595,000	675,000	—	—

Total contractual cash obligations	$58,808,000	$15,163,000	$38,620,000	$4,223,000	$802,000

(1)	Approximately $3.0 million (Tranches A, B and C) can be repaid through preferred pricing reductions from Siemens, including $2.5 million in less than 1 year and, $500,000 in years 1-3.

(2)	Interest on long-term debt excludes $1,045,000 of accrued but unpaid interest on Tranche D presented with long-term debt in (1) above. In addition, approximately $211,000 of interest on Tranches A, B, and C can be repaid through preferred pricing reductions.

(3)	When due these notes and corresponding interest can be repaid at the option of the Company in common stock.
Net cash from operating activities improved from $573,000 used in the first nine months of 2004 to approximately $1.1 million provided in the first nine months of 2005. The improvement was primarily the result of an improvement in profitability going from a net loss of $2.3 million to a net income of $290,000.

The first nine months of 2005 net increase of $1.6 million in accounts receivable, inventories and prepaid expenses is mainly attributable to an increase of accounts receivable of approximately $904,000 due to the increase in net revenues and the timing on receiving a capitation monthly payment on our contract with Kaiser Permanente of approximately $580,000, and an increase in prepaid expenses of approximately $490,000 due to the timing of our accounting period end and the payment of our rents which occurred before the end of the quarter for the following month as opposed to after year end in 2004. The net increase in accounts payable, accrued expenses and accrued compensation in the first nine months of 2005 is also due to an increase in expenses as a result of an increase in revenues and the timing of our accounting period end.
Net cash used in investing activities increased from approximately $233,000 in the first nine months of 2004 to approximately $975,000 in the first nine months of 2005. This increase is mainly due to an increase in cash used in the purchase of equipment of $459,000 resulting from clinic relocations, new clinic openings and equipment upgrades and cash used for business acquisitions of $1.3 million in the first nine months of 2005. These uses of cash were offset by approximately $1.1 million received from the disposition of assets of hearing clinics located in the states of Minnesota, Washington and Wisconsin (see Note 2 — Discontinued Operations).
Net cash from financing activities increased from approximately $3.4 million used in the first nine months of 2004 to approximately $371,000 provided in the first nine months of 2005. This increase is mainly related to the payment of $1.8 million made to Siemens in January of 2004 on Tranches D and E following the $7.5 million convertible subordinated notes financing (see Note 5 — Convertible Subordinated Notes) and the proceeds of $1.7 million received in March 2005 for the exercise of warrants issued in the March 29, 2002 private placement (see Note 4 — Stockholder’s Equity).
CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:
Goodwill
Annually, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter of each year. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the clinics, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. Each year the Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter. In 2003 and 2004 these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.
Revenue recognition
Revenues from the sale of hearing aids and other products are recognized at the time of delivery to the patient. Revenues from hearing care services, such as testing and repairs at the clinic level administration and other fees under the affiliated network agreements are recognized at the time those services are performed.

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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $6,000.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment”. The Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro-forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used (a Black Scholes model) continue to be available and we elected to use this model for the future. On April 14, 2005 the U. S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. Based on the outstanding number of employees stock options and excluding the impact of any future grants, at October 1, 2005, the total stock based compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $875,000 in 2006 and $425,000 in 2007 (see Note 1 — Description of the Company and Summary of Significant Accounting Policies — Stock-Based Compensation).

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

	Long-term, Convertible Subordinated Notes and Subordinated Notes (in thousands)
	Variable
	Rate	Fixed Rate
			Yr 1 — 2
			11%
			Yr 3 — 5
	Prime Rate	7%	8%
As of	+ 1% note	due	due			10 % note
October	due April	August	November	10 % notes	10 % notes	due Dec 1,
1, 2005:	2007	2008	2008	due 2008	due 2007	2006	Other notes	Total

Estimated cash inflow (outflow) by fiscal year of principal maturity	$	$	$	$	$	$	$	$

2005	(536)	(440)	—	(155)	(154)	(575)	(339)	(2,199)

2006	—	(1,760)	(2,500)	(657)	(621)	(1,300)	(834)	(7,672)

2007	(13,509)	(1,760)	(2,500)	(726)	(320)	—	(687)	(19,502)

2008	—	(1,540)	(2,500)	(193)	—	—	(306)	(4,539)

2009	—	—	—	—	—	—	(84)	(84)

Total	(14,045)	(5,500)	(7,500)	(1,731)	(1,095)	(1,875)	(2,250)	(33,996)

Estimated fair value	(14,045)	(5,500)	(7,500)	(1,731)	(1,095)	(1,875)	(2,250)	(33,996)

Carrying Value	(14,045)	(5,500)	(7,500)	(1,731)	(1,095)	(1,875)	(2,250)	(33,996)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 1, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of October 1, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 6. Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (incorporated herein by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003 (File No. 001-11655)).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference as Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference as Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and Computer Share Trust Company of Canada (incorporated herein by reference as Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1*	Employment Agreement between Dr. Paul A. Brown and HearUSA, Inc., dated August 31, 2005

10.2*	Employment Agreement between Stephen J. Hansbrough and HearUSA, Inc., dated August 31, 2005

10.3*	Employment Agreement between Gino Chouinard and HearUSA, Inc., dated August 31, 2005

10.4*	Employment Agreement between Ken Schofield and HearUSA, Inc., dated August 31, 2005

10.5*	Form of Change in Control Agreement

31.1	CEO Certification, pursuant to Section 302of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Signifies management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

November 9, 2005

/s/ Stephen J. Hansbrough

Stephen J. Hansbrough
Chief Executive Officer
HearUSA, Inc.

/s/ Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.