Form 10-K
period 2005-12-31
HEARUSA INC
filed 2006-03-31
CIK 821536

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of July 2, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $44,699,073.
     On March 20, 2006, 31,379,538 shares of the registrant’s common stock and 780,358 of exchangeable shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant’s definitive proxy statement for the 2006 Annual Meeting of the registrant’s stockholders (“2006 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I
Item 1.     Business
      HearUSA, Inc. (“HearUSA” or the “Company”) has a network of 133 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
      HearUSA seeks to increase market share and market penetration in its center and network markets. The Company’s strategies for increasing market penetration includes advertising to the non-insured self-pay market, positioning itself as the leading provider of hearing care to healthcare providers, increasing awareness of physicians about hearing care services and products in the Company’s geographic markets and seeking strategic acquisitions. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of the public in general.
      HearUSA was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC; a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc. In June 2005, the Company divested approximately 20 centers located in the states of Wisconsin, Minnesota and Washington in order to focus on its core markets.
      The targets of the Company are to generate annual revenue growth of 15% to 20% and, over time, generate income from operations, as a percent of revenue, of 10% to 12%, through a combination of revenue growth from existing centers and acquisitions of additional centers.
Products
      HearUSA’s centers offer a complete range of quality hearing aids, with emphasis on the latest digital technology. While the centers may order a hearing aid from any manufacturer, the majority of the hearing aids sold by the centers are manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiaries, Rexton and Electone. The Company has a supply agreement with Siemens for the HearUSA centers in the United States. The Company has agreed to buy certain minimum percentages of the centers’ hearing aid requirements from Siemens. In exchange, Siemens has agreed to give the Company preferred pricing reductions. This agreement was extended for an additional five years on February 10, 2006 (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein). The centers also sell hearing aids manufactured by Phonak, Oticon, Starkey, Sonic Innovations and Unitron.
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
Acquisition Program
      In 2005, the Company initiated a strategic acquisition program in order to accelerate its growth. The program consists of acquiring hearing care centers located in the Company’s core markets in order to benefit from cluster effects and therefore minimize staffing and use advertising more efficiently. Acquisitions outside core markets may also be considered depending on size and profitability of the acquisition candidates. The payment terms on a specific acquisition will typically be a combination of cash and notes payable. The Company also may consider the issuance of stock to sellers. The source of funds for the cash portion will be cash on hand, the Siemens acquisition credit line (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein), and the issuance of debt or stock when appropriate.
      In order to maximize the return on its investment in acquisitions, the Company also put in place an integration program. This program covers the implementation of our center management system, including the conversion of the acquired center patient database, switch-over of vendors to the Company’s existing vendors to benefit from better pricing and employee training and marketing programs. The performance of each acquired center is closely monitored for a period of three to six months or until management is fully satisfied that the center has been integrated into the Company.
Managed Care, Institutional Contracts and Benefit Providers
      Since the beginning of 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HearUSA believes that contractual relationships with institutional buyers of hearing aids are essential to the success of the Company’s business plan. These institutional buyers include managed care companies, employer groups, health insurers, benefit sponsors, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, marketing costs are reduced and relationships with local area physicians are enhanced. Critical to providing care to members of these groups are the availability of distribution sites, quality control and standardization of products and services. The Company believes its system of high quality, uniform company-owned centers meets the needs of the patients and their hearing benefit providers and that the network providers can expand available distribution sites for these patients.
      HearUSA enters into provider agreements with benefit providers for the furnishing of hearing care on three different bases: (a) a discount arrangement based on a contractual rate offered by the centers and/or the network providers to a benefit provider’s members paid for by the patient; (b) an encounter fee for service basis, where the centers and/or the network providers are paid a contracted fee by the benefit provider for each hearing aid sold with the balance paid by the individual member; or (c) on a per capita basis, which is a fixed payment per member per month from the benefit provider to HearUSA, determined by the benefit offered to the patient and the number of patients (the balance, if any, is paid by the individual member). When involving the network providers, HearUSA pays them a portion of the per-member-per-month payment, net of administration fees.
      The terms of these provider agreements are generally renegotiated annually, and may be terminated by either party, usually on 90-days notice. The early termination of or failure to renew the agreements could adversely affect the operation of the centers located in the related market area. In addition, the early termination of or failure to renew the agreements that provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company’s results of operations.
      The Company and its subsidiary, HEARx West, currently receive a per-member-per-month fee for more than 1.1 million managed care members. In total, HearUSA services over 268 benefit programs for hearing care with various health maintenance organizations, preferred provider organizations, insurers, benefit administrators and healthcare providers.

Sales Development
      In late 2004, the Company created a sales development department in order to assist its professionals. By providing training on methods, techniques, trouble shooting, dispensing and counseling skills, the Company believes this new department will help provide a better service to patients and will improve key performance indicators such as conversion and binaural fitting rates and reduced return rates.
Marketing
      HearUSA’s marketing plan focuses on:

•	Newspaper and Special Events: HearUSA places print ads in its markets promoting different hearing aids at a variety of technology levels and prices along with special limited time events. Advertising also emphasizes the need to seek help for hearing loss as well as the qualitative differences and advantages offered by HearUSA.

•	Direct Marketing: Utilizing HearUSA’s database, HearUSA conducts direct mailings and offers free seminars in its markets on hearing aids and hearing loss.

•	Physician Marketing: HearUSA attempts to educate both physicians and their patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices. HearUSA works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education.

•	Telemarketing: HearUSA has a domestic national call center, which supports all HearUSA centers. The national call center is responsible for both inbound and outbound telemarketing. During 2005, the Company implemented a predictive dialer system in order to improve the call center productivity and increase the number of qualified appointments in its centers.
Facilities and Services
      Each HearUSA center is staffed by a licensed and credentialed audiologist or hearing instrument specialist and at least one patient care coordinator. Experienced audiologists supervise clinical operations. The majority of the Company’s centers are conveniently located in shopping or medical centers, and the centers are typically 1,000 to 2,500 square feet in size. The Company’s goal is to have all centers similar in design, exterior marking and signage, because a uniform appearance reinforces the message of consistent service and quality of care.
      Each center provides hearing services that meet or exceed applicable state and federal standards, including:

•	Comprehensive hearing testing using standardized practice guidelines

•	Interactive hearing aid selection and fitting processes

•	Aural rehabilitation and follow up care

•	Standardized reporting and physician communications
      In some markets, a full range of audiovestibular testing is also available to aid in the diagnosis of medical and vestibular disorders.
      Each of the 1,400 network providers operates independently from the Company. To ensure compliance with its hearing benefit programs, the Company performs annual credential verification for each of the network providers. The Company also performs random patient surveys on the quality of network providers’ services.

Revenues
      For the fiscal years 2005, 2004 and 2003, HearUSA net revenues were $76,672,003, $68,749,542 and $67,080,108, respectively. During 2005, 2004 and 2003, the Company did not have revenues from a single customer which totaled 10% or more of total net revenues. Financial information about revenues by geographic area is set out in Note 20 — Segments, Notes to the Consolidated Financial Statements included herein.
Segments
      The Company operates three business segments: the company-owned centers, the network of independent providers and an e-commerce business line. Financial information regarding these business segments is provided in Note 20 — Segments, Notes to the Consolidated Financial Statements included herein.
Centers
      At the end of 2005, the Company owned 133 centers in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Missouri, California (through HEARx West) and the Province of Ontario, Canada. These centers offer patients a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.
      The centers owned through HEARx West are located in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2005, there were 21 full-time and 2 part-time HEARx West centers.
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
Network
      The Company sponsors a network (known as the “HearUSA Hearing Care Network”) of approximately 1,400 credentialed audiology providers that support hearing benefit programs with employer groups, health insurers and benefit sponsors in 49 states.
      Unlike the company-owned centers, the network is comprised of hearing care practices owned by independent audiologists. Through the network, the Company can pursue national hearing care contracts and offers managed hearing benefits in areas outside of the company-owned center markets. The network’s revenues are derived mainly from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit. In addition, the network provides Provider Advantage purchasing programs, whereby affiliated providers purchase products through HearUSA volume discounts and the Company receives royalties or rebates.
E-commerce
      The Company offers online information about hearing loss, hearing aids, assistive listening devices and the services offered by hearing health care professionals. The Company’s web site also offers online purchases of hearing-related products, such as batteries, hearing aid accessories and assistive listening devices. In addition to online product sales, e-commerce operations are also designed as a marketing tool to inform the public and generate referrals for centers and for network providers.
Distinguishing Features
      Integral to the success of HearUSA’s strategy is increased awareness of the impact of hearing loss and the medical necessity of treatment, in addition to the strengthening of consumer confidence and the differentiation of HearUSA from other hearing care providers. To this end, the Company has taken the following unique steps:
Joint Commission on Accreditation of Healthcare Organizations
      During 1998, the Company distinguished itself as an accredited healthcare organization when it earned a three-year accreditation by the Joint Commission. The Company was re-accredited in 2005 as a preferred provider organization in hearing care, demonstrating its willingness to provide safe, high quality care and to be measured against high standards of performance. Accreditation means that the Company volunteered to undergo a comprehensive evaluation by a team of physicians and nurses who personally conducted a review to assess provider credentialing, training and orientation, patient rights and care, organizational leadership and ethics, management of information and performance improvement. At this time, only the 80 company-owned centers doing business as HEARx are accredited. The Company’s goal is to accredit all company-owned centers during 2006. The Company currently employs 180 licensed hearing professionals including 118 audiologists, 25 AuD (Doctor in Audiology), and 37 licensed hearing aid specialists.
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
      It is difficult to determine the precise number of the Company’s competitors in every market where it has operations, or the percentage of market share enjoyed by the Company. Some competitors are large distributors, including Amplifon of Italy, which owns a network of franchised centers (Miracle Ear and National Hearing Center) and company-owned centers (Sonus) in the United States and Canada, and Beltone Electronics Corp., a hearing aid manufacturer owned by Great Nordic that distributes its products primarily through a national network of “authorized” distributors in the United States and Canada. Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in selected HearUSA markets. All of these companies have greater resources than HearUSA, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HearUSA.
      The Company’s network business will also face competition by companies offering similar network services. These companies attempt to aggregate demand for hearing products and sell marketing and other services to network participants. In addition, some of these networks are able to offer discounts to managed care payors, insurers and membership organizations. Many independent hearing care providers belong to more than one network. In addition, contract terms for membership are typically short and may be terminated by either party at will. There can be no assurance, however, that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like, which would then compete more directly with HearUSA’s network and its company-owned centers.
Reliance on Manufacturers
      The Company’s supply agreement with Siemens requires that a certain portion of the company-owned centers’ sales will be of Siemens devices. Siemens has a well-diversified product line (including Rexton and Electone) with a large budget devoted to research and development. However, there is no guaranty that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected.
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
      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. The Department of Health and Human Services (“HHS”) adopted regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. In addition, HIPAA required HHS to adopt standards to protect the security and privacy of health-related information. Final regulations containing privacy standards are now effective. HearUSA believes it has taken the necessary steps to be in full compliance with these regulations.
      The Federal Trade Commission (“FTC”) issued the amended Telemarketing Sales Rule on January 29, 2003. The amended rule gives effect to the Telemarketing and Consumer Fraud and Abuse Prevention Act. This legislation gives the FTC and state attorneys generals law enforcement tools to combat telemarketing fraud, give consumers added privacy protections and defenses against unscrupulous telemarketers, and help consumers tell the difference between fraudulent and legitimate telemarketing. One significant amendment to the Telemarketing Sales Rule was inclusion of the prohibition on calling consumers who have put their telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or to the consumer. Other FTC guidelines pertinent to the Company involve professional business practices relating to issues such as transmitting the caller’s telephone number on caller id, abandoning calls and speaking to consumers in a non-professional manner.
      On July 25, 2003 the Federal Communications Commission issued a revised Final Rule Implementing the Telephone Consumer Protection Act of 1991 (“TCPA Rule”). The original TCPA Rule, issued in 1992, required telemarketers to honor all requests by a consumer that the telemarketer not make future calls on behalf of a specified seller to that consumer, restricted the use of recorded messages in telemarketing, and prohibited unsolicited commercial facsimile transmissions. The revised TCPA Rule prohibits telemarketing calls to telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or consumer, and also contains provisions similar to those in the revised Telemarketing Sales Rule regarding the transmission of caller ID and abandoned calls. Among other new provisions, the revised TCPA rule prohibits the uses of predictive dialers to place telephone calls to cellular telephones. The Company adheres to policies set forth by the FTC and the FCC, and has established policies and practices to ensure its compliance with FTC and FCC regulations, including the requirements related to the national “Do Not Call” registry.
      In addition, the FTC is responsible for monitoring the business practices of hearing aid dispensers and vendors. The FTC can take action against companies that mislead or deceive consumers. FTC regulations also require companies offering warranties to fully disclose all terms and conditions of their warranties.
      The FTC is also engaged in enforcement relating to the protection of sensitive customer data. The FTC has announced a program of enforcement actions to ensure that businesses implement reasonable data security practices to protect sensitive consumer data such as Social Security numbers.
      The Food and Drug Administration (“FDA”) enforces regulations that deal specifically with the manufacture and sale of hearing aids. FDA requires that all dispensers meet certain conditions before selling a hearing aid relating to suitability of the patient for hearing aids and the advisability of medical evaluation prior to being fitted with a hearing aid.
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
      The Company cannot predict the effect of future changes in federal laws, including changes that may result from proposals for federal health care reform, or the impact that changes in existing federal laws or in the interpretation of those laws might have on the Company. The Company believes it is in material compliance with all existing federal regulatory requirements.
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

      In addition, state laws prohibit any remuneration for referrals, similar to federal laws discussed above. Generally, these laws follow the federal statues described above. State laws also frequently impose sanctions on businesses when there has been a breach of security of sensitive customer information.
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
      Ontario regulations and codes of conduct of audiologists and hearing instrument practitioners may include the oversight of the Company’s advertising and marketing practices as a provider of hearing aid dispensing services. The Company’s advertisements and other business promotions may be found to be in violation of these regulations from time to time, and may result in fines or other sanctions, including the prohibition of certain marketing programs that may ultimately harm financial performance.
      In addition, Ontario regulations and codes of conduct of audiologists and hearing instrument practitioners prohibit any remuneration for referrals. The Company has structured its operations in Canada to assure compliance with these regulations and codes and believes it is in full compliance with Canadian law.
Product and Professional Liability
      In the ordinary course of its business, HearUSA may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by products sold or services provided by the Company. The Company maintains insurance at a level which the Company believes to be adequate. A successful claim in excess of the policy limits of the Company’s liability insurance, however, could adversely affect the Company. As the distributor of products manufactured by others, the Company believes it would properly have recourse against the manufacturer in the event of a product liability claim; however, there can be no assurance that recourse against a manufacturer by the Company would be successful or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.
Seasonality
      The Company is subject to regional seasonality, the impact of which is minimal.

Employees
      At December 31, 2005, HearUSA had 422 full-time employees and 54 part-time employees
Where to Find More Information
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

Item 1A.	Risk Factors
      This Annual Report on Form 10-K, including the management discussion and analysis set out below, contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act Exchange of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report as well as the risk factors set forth below. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected.
HearUSA has a history of operating losses and may never be profitable.
      HearUSA has incurred net losses in each year since its organization, and its accumulated deficit at December 31, 2005 was $103,774,422. We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:

•	Timing of product sales;

•	Level of consumer demand for our products;

•	Timing and success of new centers and acquired centers;

•	Timing and amounts of payments by health insurance and managed care organizations.
      There can be no assurance that HearUSA will achieve profitability in the near or long term or ever.
We may not effectively compete in the hearing care industry.
      The hearing care industry is highly fragmented and barriers to entry are low. Approximately 11,000 practitioners provide testing and dispense products and services that compete with those sold and provided by HearUSA. We also compete with small retailers, as well as large networks of franchisees and distributors established by larger companies, such as those manufacturing and selling Miracle Ear and Beltone products. Some of the larger companies have far greater resources than HearUSA and could expand and/or change their operations to capture the market targeted by HearUSA. Large discount retailers, such as Costco Wholesale Corporation, also sell hearing aids and present a competitive threat in our markets. In addition, it is possible that the hearing care market could be effectively consolidated by the establishment of cooperatives, alliances or associations that could compete more successfully for the market targeted by us.

We are dependent on manufacturers who may not perform.
      HearUSA is not a hearing aid manufacturer. We rely on major manufacturers to supply our hearing aids and to supply hearing enhancement devices. A significant disruption in supply from any or all of these manufacturers could materially adversely affect our business. Our strategic and financial relationship with Siemens Hearing Instruments, Inc. requires us to purchase from Siemens a certain portion of our requirements of hearing aids at specified prices for a period of five years. Although Siemens is the world’s largest manufacturer of hearing devices, there can be no assurance that Siemens’ technology and product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, our business may be adversely affected.
We rely on qualified audiologists, without whom our business may be adversely affected.
      HearUSA currently employs approximately 180 licensed hearing professionals, of whom approximately 118 are audiologists, 25 are AUD (Doctors in Audiology) and 37 are licensed hearing aid specialists. If we are not able to attract and retain qualified audiologists, we will be less able to compete with networks of hearing aid retailers or with the independent audiologists who also sell hearing aids and our business may be adversely affected.
We may not be able to maintain existing agreements or enter into new agreements with health insurance and managed care organizations, which may result in reduced revenues.
      HearUSA enters into provider agreements with health insurance companies and managed care organizations for the furnishing of hearing care in exchange for fees. The terms of most of these agreements are to be renegotiated annually, and these agreements may be terminated by either party, usually on 90 days or less notice at any time. There is no certainty that we will be able to maintain these agreements on favorable terms or at all. If we cannot maintain these contractual arrangements or enter into new arrangements, there will be a material adverse effect on our revenues and results of operations. In addition, the early termination of or failure to renew the agreements that provide for payment to HearUSA on a per-patient-per-month basis would cause us to lower our estimates of revenues to be received over the life of the agreements. This could have a material adverse effect on our results of operations.
We depend on our joint venture for our California operations and may not be able to attract sufficient patients to our California centers without it.
      HEARx West LLC, our joint venture with Kaiser Permanente, operates 23 full-service centers in California as well as two satellite locations in Kaiser facilities. Since their inception, HEARx West centers have derived approximately two-thirds of their revenues from sales to Kaiser Permanente members, including revenues through an agreement between the joint venture and Kaiser Permanente’s California division servicing its hearing benefited membership. If Kaiser Permanente does not perform its obligations under the agreement, or if the agreement is not renewed upon expiration, the loss of Kaiser patients in the HEARx West centers would adversely affect our business. In addition, HEARx West centers would be adversely affected by the loss of the ability to market to Kaiser members and promote the business within Kaiser’s medical centers, including the referral of potential customers by Kaiser.
We rely on the efforts and success of managed care companies that may not be achieved or sustained.
      Many managed care organizations, including some of those with whom we have contracts, have experienced and are continuing to experience significant difficulties arising from the widespread growth and reach of available plans and benefits. If the managed care organizations are unable to attract and retain covered members in our geographic markets, we may be unable to sustain the operations of our centers in those geographic areas. There can be no assurance that we can maintain all of our centers. We will close centers where warranted and such closures could have a material adverse effect on us.
We may not be able to maintain JCAHO accreditation, and our revenues may suffer.
      HearUSA has a three-year accreditation from the Joint Committee on Accreditation of Healthcare Organizations (JCAHO) that extends to 2008. This status distinguishes HearUSA from other hearing care providers and is widely used in our marketing efforts. If we are not able to maintain our accredited status, we will not be able to distinguish HearUSA on this basis and our revenues may suffer. Also, there is no assurance that HearUSA can achieve JCAHO accreditation for acquired centers or the network business.
We are exposed to potential product and professional liability that could adversely affect us if a successful claim is made in excess of insurance policy limits.
      In the ordinary course of its business, HearUSA may be subject to product and professional liability claims alleging that products sold or services provided by the company failed or had adverse effects. We maintain liability insurance at a level which we believe to be adequate. A successful claim in excess of the policy limits of the liability insurance could materially adversely affect our business. As the distributor of products manufactured by others, we believe we would properly have recourse against the manufacturer in the event of a product liability claim. There can be no assurance, however, that recourse against a manufacturer by HearUSA would be successful, or that any manufacturer will maintain adequate insurance or otherwise be able to pay such liability.
Risks Relating to HearUSA Common Stock
The price of our common stock is volatile and could decline.
      The price of HearUSA common stock could fluctuate significantly, and you may be unable to sell your shares at a profit. There are significant price and volume fluctuations in the market generally that may be unrelated to our operating performance, but which nonetheless may adversely affect the market price for HearUSA common stock. The price of our common stock could change suddenly due to factors such as:

•	the amount of our cash resources and ability to obtain additional funding;

•	economic conditions in markets we are targeting;

•	fluctuations in operating results;

•	changes in government regulation of the healthcare industry;

•	failure to meet estimates or expectations of the market; and

•	rate of acceptance of hearing aid products in the geographic markets we are targeting.
      Any of these conditions may cause the price of HearUSA common stock to fall, which may reduce business and financing opportunities available to us and reduce your ability to sell your shares at a profit, or at all.

HearUSA might fail to maintain a listing for its common stock on the American Stock Exchange, making it more difficult for stockholders to dispose of or to obtain accurate quotations as to the value of their HearUSA stock.
      HearUSA common stock is presently listed on the American Stock Exchange. The American Stock Exchange will consider delisting a company’s securities if, among other things,

•	the company fails to maintain stockholder’s equity of at least $2,000,000 if the company has sustained losses from continuing operations or net losses in two of its three most recent fiscal years;

•	the company fails to maintain stockholder’s equity of $4,000,000 if the company has sustained losses from continuing operations or net losses in three of its four most recent fiscal years; or

•	the company has sustained losses from continuing operations or net losses in its five most recent fiscal years.
      HearUSA may not be able to maintain its listing on the American Stock Exchange, and there may be no public market for the HearUSA common stock. In the event the HearUSA common stock were delisted from the American Stock Exchange, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, you would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, your HearUSA common stock.
If “penny stock” regulations apply to HearUSA common stock, you may not be able to sell or dispose of your shares.
      If HearUSA common stock were delisted from the American Stock Exchange, the “penny stock” regulations of the Securities and Exchange Commission might apply to transactions in the common stock. A “penny stock” generally includes any over-the-counter equity security that has a market price of less than $5.00 per share. The Commission regulations require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the Commission relating to the penny stock. A broker-dealer effecting transactions in penny stocks must make disclosures, including disclosure of commissions, and provide monthly statements to the customer with information on the limited market in penny stocks. These requirements may discourage broker-dealers from effecting transactions in penny stocks. If the penny stock regulations were to become applicable to transactions in shares of HearUSA common stock, they could adversely affect your ability to sell or otherwise dispose of your shares.
Conversion of outstanding HearUSA convertible subordinated notes and exercise of outstanding HearUSA options and warrants could cause substantial dilution.
      As of December 31, 2005, outstanding convertible subordinated notes, warrants and options of HearUSA included:

•	$7.5 million in convertible subordinated notes, convertible into approximately 4,285,715 shares of common stock, assuming any interest is paid in cash;

•	Warrants to purchase approximately 5,114,853 shares of common stock and

•	Options to purchase approximately 5,511,070 shares of common stock.
      To the extent outstanding subordinated notes are converted, options or warrants are exercised or additional shares of capital stock are issued, stockholders will incur additional dilution.

Future sales of shares may depress the price of HearUSA common stock.
      If substantial stockholders sell shares of HearUSA common stock into the public market, or investors become concerned that substantial sales might occur, the market price of HearUSA common stock could decrease. Such a decrease could make it difficult for HearUSA to raise capital by selling stock or to pay for acquisitions using stock. In addition, HearUSA employees hold a significant number of options to purchase shares, many of which are presently exercisable. Employees may exercise their options and sell shares soon after such options become exercisable, particularly if they need to raise funds to pay for the exercise of such options or to satisfy tax liabilities that they may incur in connection with exercising their options.
Because of the HearUSA rights agreement and the related rights plan for the exchangeable shares, a third party may be discouraged from making a takeover offer which could be beneficial to HearUSA and its stockholders.
      HearUSA has entered into a rights agreement with The Bank of New York, as rights agent. HEARx Canada Inc. has adopted a similar rights plan relating to the exchangeable shares of HEARx Canada Inc. issued in connection with the acquisition of Helix. The rights agreements contain provisions that could delay or prevent a third party from acquiring HearUSA or replacing members of the HearUSA board of directors, even if the acquisition or the replacements would be beneficial to HearUSA stockholders. The rights agreements could also result in reducing the price that certain investors might be willing to pay for shares of the common stock of HearUSA and making the market price lower than it would be without the rights agreement.
Because HearUSA stockholders do not receive dividends, stockholders must rely on stock appreciation for any return on their investment in HearUSA.
      We have never declared or paid cash dividends on any of our capital stock. Payment of dividends is restricted pursuant to our agreement with Siemens. We currently intend to retain any earnings for future growth and, therefore, do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of HearUSA common stock will provide a return to investors who purchase or acquire common stock.
Other Risks Relating to the Business of HearUSA
We may not be able to access funds under our credit facility with Siemens if we cannot maintain compliance with the restrictive covenants contained therein and in our supply agreement with Siemens.
      On February 10, 2006, HearUSA and Siemens Hearing Instruments Inc. entered into an amended and restated credit agreement pursuant to which HearUSA obtained a $26 million secured credit facility from Siemens, replacing the 2001 credit facility extended to the Company by Siemens. As of December 31, 2005, an aggregate of $23.1 million in loans was outstanding under the credit facility. To continue to access the credit facility, we are required to comply with the terms of the amended credit facility, including compliance with restrictive covenants. There can be no assurance that we will be able to comply with these restrictive covenants in the future and, accordingly, may be unable to access the funds provided under the credit facility. If we are unable to comply with these restrictive covenants, we may be found in default by Siemens and face other penalties under the credit agreement. In addition, we have entered into an amended and restated supply agreement with Siemens, which imposes certain purchase requirements on us. If we fail to comply with the supply agreement, Siemens may declare us in default of the credit agreement and all loans would be immediately due and payable.

We may not be able to obtain additional capital on reasonable terms, or at all, to fund our operations.
      If capital requirements vary from those currently planned or losses are greater than expected, HearUSA may require additional financing. If additional funds are raised through the issuance of convertible debt or equity securities, the percentage ownership of existing stockholders may be diluted, the securities issued may have rights and preferences senior to those of stockholders, and the terms of the securities may impose restrictions on operations. If adequate funds are not available on reasonable terms, or at all, we will be unable to take advantage of future opportunities to develop or enhance our business or respond to competitive pressures and possibly even to remain in business.
Future acquisitions or investments could negatively affect our operations and financial results or dilute the ownership percentage of our stockholders.
      We have initiated a strategic acquisition program. We may have to devote substantial time and resources in order to complete potential acquisitions. We may not identify or complete acquisitions in a timely manner, on a cost-effective basis, or at all. Acquired operations may not be effectively integrated into our operations and may fail.
      In the event of any future acquisitions, HearUSA could:

•	issue additional stock that would further dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume unknown or contingent liabilities; or

•	experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles.
      These transactions involve numerous risks that could harm operating results and cause the price of HearUSA common stock price to decline, including:

•	potential loss of key employees of acquired organizations;

•	problems integrating the acquired business, including its information systems and personnel;

•	unanticipated costs that may harm operating results;

•	diversion of management’s attention from business concerns; and

•	adverse effects on existing business relationships with customers.
      Any of these risks could harm the business and operating results of HearUSA
Increased exposure to currency fluctuations could have adverse effects on our reported earnings.
      Most of HearUSA’s revenues and expenses are denominated in U.S. dollars. Some of our revenues and expenses are denominated in Canadian dollars and, therefore, we are exposed to fluctuations in the Canadian dollar. As a result, our earnings will be affected by increases or decreases in the Canadian dollar. Increases in the value of the Canadian dollar versus the U.S. dollar would tend to increase reported earnings (or reduce losses) in U.S. dollar terms, and decreases in the value of the Canadian dollar versus the U.S. dollar would tend to reduce reported earnings (or increase losses).

Item 1B.     Unresolved Staff Comments
      None
Item 2.     Properties
      HearUSA’s corporate offices, network and national call center are located in West Palm Beach, Florida. The leases on these properties are for five years and expire in 2006. As of December 31, 2005, the Company operated 31 centers in Florida, 14 in New Jersey, 15 in New York, 9 in Massachusetts, 7 in Ohio, 8 in Michigan, 7 in Missouri, and 23 HEARx West centers in California. HearUSA also operates 19 centers in the Province of Ontario. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The Company believes these locations are suitable to serve its patients’ needs. The network is operated from the Company’s corporate office in West Palm Beach. The Company has no interest or involvement in the network providers’ properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.
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
Item 4.     Submission of Matters to a Vote of Security Holders
      None
EXECUTIVE OFFICERS OF THE COMPANY
      The following sets forth certain information as of the date hereof with respect to the Company’s executive officers. The four executive officers named below are serving pursuant to employment agreements signed in August 2005 with 5-year terms expiring in 2010 for Dr. Brown and Mr. Hansbrough and with 3-year terms expiring in 2008 for Mr. Chouinard and Mr. Schofield, unless renewed or extended.

		First Served
Name and Position	Age	as Executive Officer

Paul A. Brown, M.D. Chairman of the Board	67	1986

Stephen J. Hansbrough	58	1993
President/ Chief Executive Officer Director

Gino Chouinard	37	2002
Executive Vice President Chief Financial Officer

Kenneth Schofield	41	2004
Chief Operating Officer
      There are no family relationships among any of the executive officers and directors of the Company.
      Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. Dr. Brown founded HearUSA in 1986 and has served as Chairman of the Board since that time and Chief Executive Officer until July 2002. From 1970 to 1984, Dr. Brown was Chairman of the Board and Chief Executive Officer of MetPath Inc. (“MetPath”), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning in 1982 for $140 million. Dr. Brown is formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and currently is a part-time lecturer in pathology and member of the Visiting Community at Columbia University College of Physicians and Surgeons.
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
      Kenneth J. Schofield, Chief Operating Officer, joined the Company in May 1997 as the Director of Information Technology and became Vice President, Information Technology in February 1998. He was appointed Chief Operating Officer in August 2004. Before joining the Company, Mr. Schofield served as the Controller for a government contracting company, Teltara, Inc., and the manager of information systems for a privately held group of 25 community newspapers.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on the Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of March 20, 2006, the Company had 31,379,538 shares of common stock and 780,538 of exchangeable shares outstanding. The closing price on March 20, 2006 was $1.32 for the common stock and $1.43 Canadian for the exchangeable shares. The following table sets forth the high and low sales prices for the common stock as reported by the AMEX for the fiscal quarters indicated:

	Common Stock

Fiscal Quarter	High	Low

2005

First	$2.09	$1.49

Second	$2.00	$1.45

Third	$1.79	$1.50

Fourth	$1.76	$1.13

2004

First	$2.90	$2.08

Second	$2.10	$1.53

Third	$1.77	$1.05

Fourth	$1.61	$1.15

      As of March 20, 2006, there were 1,537 holders of record of the common stock.
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
      The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages has been derived from the audited consolidated financial statements of the Company:
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year Ended

	December 31	December 25	December 27	December 28	December 29
	2005	2004	2003	2002(1)	2001

Net revenues	$76,672,003	$68,749,542	$67,080,108	$55,038,793	$48,796,110

Total operating costs and expenses	72,957,087	66,411,162	64,812,179	59,350,819	56,995,460

Income (loss) from operations	3,714,916	2,338,380	2,267,929	(4,312,026)	(8,199,350)

Non-operating income (expenses):

Gain from insurance settlement(2)	430,122	—	—	—	—

Interest income	53,921	17,543	20,836	114,152	222,349

Interest expense (including approximately $2,540,000, $2,127,000 and $517,000, in 2005, 2004 and 2003, of non-cash debt discount amortization)	(5,162,701)	(4,563,729)	(2,828,327)	(1,722,990)	(652,530)

Loss before equity in loss of affiliated company and loss from discontinued operations	(963,742)	(2,207,806)	(539,562)	(5,920,864)	(8,629,531)

Equity in loss of affiliated company	—	—	—	(630,801)	—

Loss from continuing operations before income taxes	(963,742)	(2,207,806)	(539,562)	(6,551,665)	(8,629,531)

Income taxes	(78,000)	—	—	—	—

Net loss from continuing operations	(1,041,742)	(2,207,806)	(539,562)	(6,551,665)	(8,629,531)

Loss from discontinued operations	(63,553)	(550,696)	(569,827)	(328,804)	—

Dividends on preferred stock	(700,675)	(708,159)	(626,956)	(696,541)	(812,205)

Net loss applicable to common stockholders	$(1,805,970)	$(3,466,661)	$(1,736,345)	$(7,577,010)	$(9,441,736)

Loss per common share

Basic and diluted, loss from continuing operations, including dividends on preferred stock	$(0.06)	$(0.10)	$(0.04)	$(0.32)	$(0.72)

	Year Ended

	December 31	December 25	December 27	December 28	December 29
	2005	2004	2003	2002(1)	2001

Basis and diluted, net loss applicable to common stockholders	$(0.06)	$(0.11)	$(0.06)	$(0.34)	$(0.72)

Weighted average number of common shares outstanding	31,610,793	30,426,829	30,424,262	22,534,393	13,120,137

Cash dividends per common share	None	None	None	None	None

(1)	As discussed in Note 5 — Business Acquisitions Notes to the Consolidated Financial Statements included herein, effective June 30, 2002; the Company completed its business combination with Helix.

(2)	The gain from insurance settlement is from insurance proceeds and final payment resulting from 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.
BALANCE SHEET DATA:

	As of

	December 31	December 25	December 27	December 28		December 29
	2005	2004	2003	2002(1)		2001

Total assets	$68,981,545	$59,422,361	$66,183,350	$64,996,870		$21,341,522

Working capital deficit	(3,118,353)	(4,898,459)	(2,330,035)	(10,231,372)		(738,562)

Long-term debt:

Long-term debt, net of current maturities	19,970,099	17,296,125	20,579,977	22,082,389	(2)	8,750,999

Convertible subordinated notes and subordinated notes, net of debt discount of $2,077,537, $5,443,879 and $7,423,596	6,222,463	2,056,121	76,404	—		—

Mandatorily redeemable convertible preferred stock	—	4,709,921	4,600,107	—		—

(1)	As discussed in Note 5 — Business Acquisitions, Notes to the Consolidated Financial Statements included herein, effective June 30, 2002, the Company completed its business combination with Helix.

(2)	Includes $110,890 of long-term debt of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
      In 2005, the Company initiated a strategic acquisition and divestiture program in order to improve its profitability and accelerate its growth. In June 2005 the Company divested 20 centers located in the states of Washington, Minnesota and Wisconsin. The centers have been presented as discontinued operations in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Term Assets, and the assets and operating results of these hearing centers for all periods presented have been segregated. (See Note 19 — Discontinued Operations, Notes to the Consolidated Financial Statements included herein.) The Company also completed several acquisitions in the second half of 2005.
      Also during the year, the Company completed a private placement of subordinated notes in the amount of $5.5 million, the proceeds of which were used to redeem the Series E Convertible Preferred Stock originally issued in August of 2003. (See Note 8 — Subordinated Notes and Warrant Liability and Note 9 — Mandatorily Redeemable Convertible Preferred Stock, Notes to the Consolidated Financial Statements included herein.)
      On December 28, 2005 the Company and Siemens signed a term sheet with the intent to extend their relationship for an additional 5 years. The same day, Siemens provided the Company with an additional $5.0 million to be used to repay existing non-Siemens debts and for acquisitions. (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein and Liquidity and Capital Resources and Recent Developments below.)
      Overall, the Company’s net loss decreased $1.7 million and income from operations increased $1.4 million from 2004 to 2005. These improvements were mostly attributable to the increase in the Company’s revenues of $7.9 million during the year combined with a strong control over operating expenses. Management expects income from operations to continue improving as the Company’s revenues continue to increase.
RESULTS OF OPERATIONS

2005 compared to 2004
      Net revenues in 2005 increased approximately $7.9 million or 11.5% from 2004. The increase is comprised of an increase in hearing aids and other products revenues of approximately $8.2 million or 13.0%, partially offset by a reduction in service revenues of approximately $295,000 or 5.3%. The increase in hearing aids and other products revenues is mostly attributable to an increase in the average selling price of approximately 10.3% over the 2004 average selling price, resulting from patients selecting a higher percentage of advanced technology hearing aids, combined with an increase in the number of hearing aids sold of approximately 3.4%. The decrease in service revenues is due to lower revenues from the Company’s contract with the Department of Veteran Affairs in 2005 compared to 2004. As part of the overall increase in revenues, approximately $1.4 million relates to the additional week in 2005 compared to 2004 due to the timing of the Company’s accounting calendar and approximately $1.3 million was generated from the centers acquired in the second half of 2005. Also part of the overall increase is a favorable impact of $575,000 related to the change in the Canadian exchange rate from 2004 to 2005.
      Total cost of products sold and services in 2005 increased approximately $3.5 million or 18.4%, including a 19.8% increase in hearing aids and other products sold of approximately $3.5 million and a 4.4% increase in services cost of approximately $76,000. Increase in the cost of hearing aids and other products is attributable to the corresponding increase in hearing aids and other products revenues and increase in the number of advanced technology hearing aids sold. Included in the cost of hearing aids and other products are Siemens preferred pricing reductions of approximately $3.3 million in 2005 and $3.6 million in 2004, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein, Liquidity and Capital Resources and Recent Developments, below). The total cost of products sold and services, as a percent of net revenues, increased to 29.7% in 2005 from 28.0% in 2004 due to the increase in advanced technology hearing aids sold, which have lower margins, and special introductory price promotions on new Siemens products. Also, 2004 benefited from higher revenues from the Department of Veteran Affairs which are primarily services with no cost of products sold. Management expects that in 2006 the cost of products sold as a percent of revenues will be consistent with that of 2005.
      Center operating expenses in 2005 increased approximately $1.7 million, or 4.8% from 2004. This increase is mainly attributable to the additional week in 2005; an increase in incentive compensation related to additional net revenues and new incentive programs and increased wages due to normal merit increases as well as additional expenses of approximately $449,000 related to the acquired centers discussed above. Total center operating expenses for 2006 will be affected by any center acquisitions.
      General and administrative expenses in 2005 increased approximately $1.4 million or 14.1% from 2004. This increase is attributable to increases in wages and other expenses related to new sales and business development departments and normal annual merit increases.
      Depreciation and amortization expense in 2005 decreased approximately $98,000 or 4.7%. This net decrease is comprised of a decrease of approximately $533,000 due to certain property and equipment becoming fully depreciated, offset in part by an increase of approximately $435,000 due to the acquisition of approximately $1.2 million in fixed assets and approximately $826,000 in intangible assets during the year.
      The gain from insurance settlement of approximately $430,000 in 2005 is from insurance proceeds and final payment resulting from 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.
      Interest expense in 2005 increased approximately $599,000 or 13.1% over 2004. This increase is attributable to approximately $595,000 of interest (including the non-cash portion of approximately $389,000) on the $5.5 million financing that was completed in August 2005 and approximately $309,000 due to the impact of the higher interest rates on the Siemens Tranche D which is at prime plus 1%. These increases were offset in part by a decrease of interest on other existing balances due to repayments of principal during 2005. The non-cash charge of $2.5 million included in the interest expense is $2.2 million in amortization of the debt discount related to the $7.5 million convertible subordinated notes (See Note 7 — Convertible Subordinated Notes, Notes to the Consolidated Financial Statements included herein) and $389,000 in amortization of the debt discount related to the $5.5 million subordinated notes (See Note 8 — Subordinated Notes and Warrant Liability, Notes to the Consolidated Financial Statement included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the 2005 interest on the Siemens Tranche A, B and C totaling $389,000 in 2005 as compared with $720,000 in 2004, which were paid through preferred pricing reductions from Siemens (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein and Liquidity and Capital Resources below). Management expects interest expense will increase in 2006 over 2005 levels as a result of the additional $5 million loan from Siemens late in 2005 and a full year of 2006 interest relating to the $5.5 million subordinated notes issued in August of 2005. The interest expense could be affected by the use of the Siemens credit facility for acquisitions in 2006. Early payment or conversion of the $7.5 million convertible subordinated notes and/or the $5.5 million subordinated notes would result in acceleration of the debt discount amortization and therefore an increase in non-cash interest expense.

      The redemption of the Series E Convertible Preferred Stock in September 2005 resulted in a $142,500 decrease in dividends on preferred stock which was offset by the premium of $135,000 paid for redeeming such preferred stock before the expiration of its term.
      The Company has net operating loss carryforwards of approximately $76 million for U.S. income tax purposes and approximately $2.5 million of operating loss carryforwards in Canada.
      During 2005 and 2004, HEARx West generated net income of approximately $2.3 million and $1.4 million, respectively. The HEARx West members’ deficit decreased from approximately $3.2 million at the end of 2004 to approximately $876,000 at the end of 2005. According to the Company’s agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and if the venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income, as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet. Based on the 2005 performance of the venture, it is expected that the Company will begin recording and paying a minority interest in 2006.

2004 Compared to 2003
      Net revenues in 2004 increased approximately $1.7 million or 2.5%. The increase in hearing aid and other product revenues during 2004 compared to 2003 is primarily attributable to an increase of approximately $1.9 million due to the Company’s new contract with the Department of Veteran Affairs. A decrease of approximately $631,000 in service revenues resulted from decreases in repairs and testing. A decrease of approximately 5.0% in the number of hearing aids sold during the year was offset by an increase in the average selling price of approximately 4.9% as patients selected a higher percentage of high end technology hearing aids. Approximately $485,000 of the overall increase in revenues relates to a favorable change in the average Canadian exchange rate from 2003 to 2004.
      Cost of products sold in 2004 decreased approximately $264,000 or 1.4%. Included in the cost of products sold are Siemens preferred pricing reductions of approximately $3,641,000 in 2004 and $3.9 million in 2003, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold for financial reporting purposes and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranches A, B and C of the Siemens loan (see Note 6a., Notes to the Consolidated Financial Statements, Liquidity and Capital Resources and Recent Developments below.) The cost of products sold, as a percent of net revenues, was essentially unchanged at 28.0% and 28.3% in 2004 and 2003, respectively.
      Center operating expenses in 2004 increased approximately $2.3 million, or 7.1% from 2003. This increase is mainly attributable to an increase in compensation and marketing in 2004 compared to 2003 of approximately $1.3 million and $905,000, respectively. The increase in compensation is attributable in part to annual increases to employees and new employees at the center level and in part to increases in commissions. The increase in commissions is due to changes to some of the compensation programs at the end of the second quarter of 2003 and increases in revenues in regions and/or sectors with higher commission rates. The increase in marketing is attributable to increases in the frequency in the Company’s advertising to the private pay sector and additional mailers to members of managed care companies in 2004 compared to the prior year.
      General and administrative expenses in 2004 decreased approximately $252,000, or 2.4%. This decrease is mainly attributable to a reduction of expenses of approximately $159,000 resulting from a volume discount for telephone expense, and a reduction of professional fees of approximately $576,000. These decreases were offset by an increase in wages and fringe benefits of approxi-

mately $291,000, due to an increase in salaries and in additional employees, and an increase in public and shareholder relations expense of approximately $174,000.
      Depreciation and amortization expense in 2004 decreased approximately $712,000 or 25.6%. This decrease is due to certain property and equipment being fully depreciated.
      Interest expense in 2004 increased approximately $1.7 million or 61% over 2003. This increase is attributable to approximately $2.9 million of interest (including the non-cash portion of approximately $2.1 million) on the $7.5 million financing that was completed in December 2003. These increases were offset by a decrease of interest on other existing balances due to repayments of principal during 2003 and the beginning of 2004. The non-cash charge of $2.1 million included in the interest expense is the amortization of the debt discount resulting from the intrinsic value of the beneficial conversion option and the proceeds allocated to the warrants to purchase 2,642,750 shares of the Company’s common stock based on relative fair values of the $7.5 million financing in December 2003. This non-cash charge does not impact the liquidity or working capital of the Company.
LIQUIDITY AND CAPITAL RESOURCES
      On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. On December 28, 2005, the Company obtained an additional $5,000,000, bearing interest at prime plus 1% and having a five-year term (the Tranche F Loan). At December 31, 2005 approximately $23.1 million, representing principal on the Tranche A, B, C, D, E and F Loans was outstanding. See “Recent Developments” below for a discussion of the amended and restated Siemens agreements.
      The Siemens credit agreement imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement between the Company and Siemens may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. As of December 31, 2005, the Company was in compliance with the credit facility’s covenants and the supply agreement.
      During 2005, the working capital deficit decreased $1.8 million to $3.1 million as of December 31, 2005 from $4.9 million as of December 27, 2004. The decrease in the deficit is attributable to an excess of approximately $4.0 million in cash from operations and financing activities over cash used for investing activities offset by an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $2.8 million. The working capital deficit of $3.1 million includes approximately $3.0 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $652,000 ($2.5 million in current maturities, net of $1.5 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In 2005, the Company generated income from operations of approximately $3.7 million compared to $2.3 million in 2004. Cash and cash equivalents as of December 31, 2005 were approximately $6.7 million.
      Net cash from operating activities in 2005 increased approximately $1.5 million compared to 2004, which is mainly attributable to the reduction of $1.7 million in the Company’s net loss from 2004 to 2005. Reductions in cash flows in 2005 from 2004 resulted from the timing in the collection of our December 2005 capitation payment of approximately $575,000 from Kaiser Permanente, collected in early January 2006 as opposed to December in 2004, and the payment of January rents before the end of the fiscal year in 2005 compared to after fiscal year end in 2004, due to the timing of the Company’s accounting calendar. These reductions were however offset by corresponding increases in cash flows from increases in accounts payable and accrued salaries, due to timing in payments.
      Other sources of funds in 2005 were the proceeds from the divestiture of some centers of approximately $1.1 million, the exercise of warrants of approximately $1.8 million and the issuance of long-term debt of $5 million to Siemens in December 2005 and of approximately $5.2 million (net of $330,000 issuing cost) to purchasers of subordinated notes in August of 2005. Proceeds from the issuance of the subordinated notes were used to redeem the $4.9 million Series E Convertible Preferred Stock. 2004 did not benefit from any other significant sources of funds.
      During 2005, the Company initiated an acquisition program and used cash of approximately $1.6 million to complete the acquisition of several centers during the second half of the year. No acquisitions were made in 2004. Also, additional funds were used in 2005 compared to 2004 (increase from $343,000 in 2004 to approximately $1.2 million in 2005) to upgrade audiological and call center equipment and software as well as for leasehold improvements related to center upkeep and maintenance.
      Funds were also used in 2005 for long-term debt repayment of approximately $1.7 million, a reduction of $1.6 million from 2004. In 2004, a payment of $1.8 million was made to Siemens as required under the Siemens credit agreement, corresponding to 25% of the proceeds of the $7.5 million convertible subordinated notes issued in December 2003. A $440,000 payment was also made in 2005 related to the 2005 subordinated notes corresponding to the first quarterly payment due to the holders of the notes. The use of funds for dividends on preferred stock reduced from $1.1 million to $770,000 as 2004 included additional payments necessary to pay off accrued and unpaid dividends, in accordance with the Company’s agreement with the holders of the Series E Convertible Preferred Stock.
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

      Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 31, 2005.
Payments due by period (000’s)

Contractual		Less than 1	1 – 3	4 – 5	More than
Obligations	Total	Year	Years	Years	5 Years

Long-term debt(1)	$25,162	$5,192	$9,353	$9,362	$1,255

Convertible subordinated notes(3)	7,500	2,500	5,000	—	—

Subordinated notes	5,060	1,760	3,300	—	—

Subtotal of obligations recorded on balance sheet	37,722	9,452	17,653	9,362	1,255

Interest to be paid on long-term debt(2)	3,419	1,175	1,546	680	18

Interest to be paid on convertible subordinated notes(3)	928	512	416	—	—

Interest to be paid on subordinated notes	519	300	219	—	—

Operating leases	18,935	5,368	10,759	2,070	738

Employment agreements	3,903	1,135	1,868	900	—

Purchase obligations	1,356	756	600	—	—

Total contractual cash obligations	$66,782	$18,698	$33,061	$13,012	$2,011

(1)	Approximately $16.5 million can be repaid through preferred pricing reductions from Siemens, including $3.0 million in less than 1 year and $5.8 in years 1-3, $5.8 in years 4-5 and $1.7 in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the February 10, 2006 amended and restated credit agreement with them. Interest repaid through preferred pricing reductions was $389,000 in 2005. (See Note 6a — Long-Term Debt, Note to the Consolidated Financial Statements included herein).

(3)	When due these notes and corresponding interest can be repaid at the option of the Company in common stock
RECENT DEVELOPMENTS
      On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens. Pursuant to the amended agreements the Company will continue its strategic relationship with Siemens for an additional five-year term. We have restructured the outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million, including the currently outstanding $23.1 million and is structured in three tranches. The effect of the Amended Credit Facility has been recorded as if it had occurred on December 31, 2005.
      The new Tranche A, with a principal balance of approximately $2.2 million and imputed interest of 10% per annum, is payable in three quarterly installments of $747,000 commencing with the first quarter of 2006. The payments are subject to rebate credits as described below.

      The new Tranche B is a revolving line of credit established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit, less any amounts then outstanding under Tranche A and Tranche C.
      The new Tranche C, with a principal balance on the closing date of approximately $20.9 million and an interest rate of prime plus 1% per annum, is payable in monthly principal and interest installments of $130,000 commencing February 15, 2006. In addition, the Company must make quarterly installment payments on Tranche C of $730,000 plus interest commencing with the fourth quarter of 2006. The quarterly payments may be satisfied using rebate credits described below. Additional loans may be made to the Company under Tranche C for certain acquisitions. The monthly installment payments are intended to repay approximately $6.6 million of the Tranche C principal balance. The remaining principal balances of Tranche C, as well as Tranche A and Tranche B, with interest, will continue to be eligible for repayment utilizing rebates on purchases of hearing aids from Siemens, provided that the Company purchases, under the Amended Supply Agreement, certain percentages of the hearing aids it sells. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the agreement), and by paying to Siemens 25% of proceeds from future equity offerings.
      Substantially all of the Company’s assets collateralize the notes payable to Siemens. Pursuant to the Amended Supply Agreement, the Company agreed to purchase from Siemens certain minimum percentages of the Company’s hearing aid purchases for a period of five years. A material breach of the Amended Supply Agreement may be declared to be a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.
CRITICAL ACCOUNTING POLICIES
      Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:
Goodwill
      The majority of the Company’s goodwill resulted from the combination with Helix. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2005 and 2004, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

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
      In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $20,000.
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
RECENT ACCOUNTING PRONOUNCEMENT
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities beginning the first interim after December 15, 2005. The Company plans to implement SFAS 123(R) on its effective date. Based on the outstanding number of employee stock options and excluding the impact of any future grants at December 31, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $1,529,000 in 2005 (See Note 1 — Description of the Company and Summary of Significant Accounting Policies — stock-based compensation) and $930,000 in 2006. This additional expense will not affect the Company’s operating cash flows.

      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principal, unless it is impractical to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement in fiscal year 2006.

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

	Variable Rate	Fixed Rate

	Prime+1%	10% note	8%	7%
	due January	due January	due November	due August
	2011	2011	2008	2008	Other	Total

	$		$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)

2006	(2,081)	(2,240)	(2,500)	(1,760)	(871)	(9,452)

2007	(4,067)	—	(2,500)	(1,760)	(753)	(9,080)

2008	(4,166)	—	(2,500)	(1,540)	(367)	(8,573)

2009	(4,264)	—	—	—	(56)	(4,320)

2010	(5,042)	—	—	—	—	(5,042)

2011	(1,255)	—	—	—	—	(1,255)

Total	(20,875)	(2,240)	(7,500)	(5,060)	(2,047)	(37,722)

Estimated fair value	(20,875)	(2,220)	(7,273)	(4,943)	(1,879)	(37,190)

Item 8.	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Financial Statements:

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets at December 31, 2005 and December 25, 2004	31

Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	32

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	33

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	35

Notes to Consolidated Financial Statements	37
Financial Statement Schedule:

II Valuation and Qualifying Accounts — For the years ended December 31, 2005 December 25, 2004 and December 27, 2003	64

Report of Independent Registered Public Accounting Firm
Board of Directors
HearUSA, Inc.
West Palm Beach, Florida
We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 31, 2005 and December 25, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
BDO Seidman, LLP
West Palm Beach, Florida
March 17, 2006

HearUSA, Inc.
Consolidated Balance Sheets

	December 31,	December 25,
	2005	2004

ASSETS (Note 6)

Current assets

Cash and cash equivalents	$6,706,944	$2,615,379

Restricted cash and cash equivalents (Note 2)	431,000	435,000

Accounts and notes receivable, less allowance for doubtful accounts of $413,386 and $373,583	6,715,933	5,997,245

Inventories	1,604,943	801,234

Prepaid expenses and other	1,627,407	557,435

Current assets held for sale	—	77,458

Total current assets	17,086,227	10,483,751

Property and equipment, net (Notes 3 and 6)	3,474,381	3,346,788

Goodwill (Notes 4 and 5)	36,394,959	33,210,380

Intangible assets, net (Notes 4 and 5)	11,440,345	11,094,169

Deposits and other	585,633	551,148

Long-term assets held for sale (Note 19)	—	736,125

	$68,981,545	$59,422,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$8,499,812	$6,644,600

Accrued expenses	2,344,419	2,424,147

Accrued salaries and other compensation	2,589,877	1,982,559

Current maturities of long-term debt (Note 6)	5,192,108	4,152,908

Current maturities of convertible subordinated notes, net of debt discount of $1,847,853 (Note 7)	652,147	—

Current maturities of subordinated notes, net of debt discount of $868,345 (Note 8)	891,655	—

Dividends payable (Notes 9 and 10C)	34,562	177,996

Total current liabilities	20,204,580	15,382,210

Long-term debt (Note 6)	19,970,099	17,296,125

Convertible subordinated notes, net of debt discount of $1,565,187 and $5,443,879 (Note 7)	3,434,813	2,056,121

Subordinated notes, net of debt discount of $512,350 (Note 8)	2,787,650	—

Warrant liability (Note 8)	1,869,360	—

Total long-term liabilities	28,061,922	19,352,246

Commitments and contingencies (Notes 3,6,7,9,11 and 15)	—	—

Mandatorily redeemable convertible preferred stock (Note 9)	—	4,709,921

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330,000 and $2,330,000, $1 par, 7,500,000 shares authorized (Note 10)

Series H Junior Participating (none outstanding)	—	—

Series J (233 shares outstanding) (Note 10C)	233	233

Total preferred stock	233	233

Common stock: $0.10 par; 75,000,000 shares authorized: 31,893,200 and 30,060,690 shares issued (Notes 4,5,7,9,10 and 11)	3,189,320	3,006,069

Stock subscription (Note 10B)	(412,500)	(412,500)

Additional paid-in capital	121,934,658	120,197,937

Accumulated deficit	(103,774,422)	(101,968,452)

Accumulated other comprehensive income	2,262,895	1,639,838

Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	20,715,043	19,977,984

	$68,981,545	$59,422,361

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended

	December 31,	December 25,	December 27,
	2005	2004	2003

Net revenues

Hearing aids and other products	$71,445,381	$63,227,775	$60,927,044

Services	5,226,622	5,521,767	6,153,064

Total net revenues	76,672,003	68,749,542	67,080,108

Operating costs and expenses

Hearing aids and other products	20,972,635	17,511,405	18,836,929

Services	1,793,944	1,718,287	128,759

Total cost of products sold and services	22,766,579	19,229,692	18,965,688

Center operating expenses	36,555,590	34,890,950	32,591,897

General and administrative expenses	11,660,725	10,218,283	10,470,717

Depreciation and amortization	1,974,193	2,072,237	2,783,877

Total operating costs and expenses	72,957,087	66,411,162	64,812,179

Income from operations	3,714,916	2,338,380	2,267,929

Non-operating income (expense):

Gain from insurance settlement	430,122	—	—

Interest income	53,921	17,543	20,836

Interest expense (including approximately $2,540,000, $2,127,000 and $517,000, in 2005, 2004 and 2003, of non-cash debt discount amortization)	(5,162,701)	(4,563,729)	(2,828,327)

Loss from continuing operations before income taxes	(963,742)	(2,207,806)	(539,562)

Income taxes	(78,000)	—	—

Net loss from continuing operations	(1,041,742)	(2,207,806)	(539,562)

Discontinued operations (Note 19)

Gain on disposition of assets	332,470	—	—

Loss from discontinued operations	(396,023)	(550,696)	(569,827)

Net loss from discontinued operations	(63,553)	(550,696)	(569,827)

Net loss	(1,105,295)	(2,758,502)	(1,109,389)

Dividends on preferred stock (Notes 9 and 10C)	(700,675)	(708,159)	(626,956)

Net loss applicable to common stockholders	$(1,805,970)	$(3,466,661)	$(1,736,345)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders-basic and diluted	$(0.06)	$(0.10)	$(0.04)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.06)	$(0.11)	$(0.06)

Weighted average number of shares of common stock outstanding — (Notes 1, 10 and 11)	31,610,793	30,426,829	30,424,262

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock

Balance, beginning of year	233	$233	233	$233	4,796	$4,796

Exchange/redemption of preferred stock	—	—	—	—	(4,563)	(4,563)

Balance, end of year	233	$233	233	$233	233	$233

Common stock

Balance, beginning of year	30,060,676	$3,006,068	29,528,450	$2,952,845	24,457,055	$2,445,705

Exercise of employee stock options	130,000	13,000	6,250	625	20	2

Issuance of common stock for exchangeable shares	102,524	10,252	525,976	52,598	5,071,375	507,138

Warrant exercise	1,600,000	160,000	—	—

Balance, end of year	31,893,200	$3,189,320	30,060,676	$3,006,068	29,528,450	$2,952,845

Treasury stock

Balance, beginning of year	523,662	$(2,485,141)	523,662	$(2,485,141)	518,660	$(2,483,441)

Purchase of treasury stock	—	—	—	—	5,002	(1,700)

Balance, end of year	523,662	$(2,485,141)	523,662	$(2,485,141)	523,662	$(2,485,141)

Stock subscription

Balance, beginning of year		$(412,500)		$(412,500)		$(412,500)

Balance, end of Year		$(412,500)		$(412,500)		$(412,500)

Additional paid-in capital:

Balance, beginning of year		$120,197,937		$120,226,050		$117,314,681

Exchange/redemption of preferred stock, including issuance costs		—		—		(4,759,324)

Value of warrants and beneficial conversion feature issued with convertible subordinated notes payable		—		—		7,708,229

Value of warrants issued with debt		—		—		429,339

Exercise of employee stock options		55,000		3,563		13

Issuance of common stock for exchangeable shares		(10,252)		(52,598)		(507,138)

Proceeds of Board of Directors’ stock		—		—		40,250

Exercise of warrants		1,665,000		—		—

Consulting expense		26,973		12,672

Compensation expense		—		8,250		—

Balance, end of year		$121,934,658		$120,197,937		$120,226,050

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended

	December 31, 2005	December 25, 2004	December 27, 2003

	Amount	Amount	Amount

Accumulated deficit:

Balance, beginning of year	$(101,968,452)	$(98,501,791)	$(96,765,446)

Net loss	(1,105,295)	(2,758,502)	(1,109,389)

Dividends on preferred stock	(700,675)	(708,159)	(626,956)

Balance, end of year	$(103,774,422)	$(101,968,452)	$(98,501,791)

Accumulated other comprehensive income:

Balance, beginning of year	$1,639,838	$1,033,616	$462,825

Foreign currency translation adjustment	623,057	606,222	570,791

Balance, end of year	$2,262,895	$1,639,838	$1,033,616

Comprehensive income (loss):

Net loss	$(1,105,295)	$(2,758,502)	$(1,109,389)

Foreign currency translation adjustment	623,057	606,222	570,791

Comprehensive loss	$(482,238)	$(2,152,280)	$(538,598)

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended

	December 31,	December 25,	December 27,
	2005	2004	2003

Cash flows from operating activities

Net loss	$(1,105,295)	$(2,758,502)	$(1,109,389)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Debt discount amortization	2,540,120	2,127,054	516,992

Depreciation and amortization	1,974,193	2,072,237	2,783,877

Interest on Siemens Tranche D	964,361	655,568	710,027

Provision for doubtful accounts	354,107	430,454	801,303

Loss from discontinued operations	63,553	550,696	569,827

Consulting expense	26,969	12,672	—

Principal payments on long-term debt made through preferred pricing reductions	(2,922,537)	(2,920,804)	(2,920,804)

(Gain) loss on disposition of equipment	(50,650)	53,836	648

Executive compensation expense	—	8,250	—

(Increase) decrease in:

Accounts and notes receivable	(982,851)	(467,068)	(842,031)

Inventories	(862,815)	99,475	(6,532)

Prepaid expenses and other	(606,766)	636,835	124,212

Increase (decrease) in:

Accounts payable and accrued expenses	1,641,564	(361,241)	(4,671,611)

Accrued salaries and other compensation	595,860	261,810	(123,107)

Net cash provided by (used in) continuing activities	1,629,813	401,272	(4,166,588)

Net cash provided by (used in) discontinued operations	(113,457)	(356,598)	(666,013)

Net cash provided by (used in) operating activities	1,516,356	44,674	(4,832,601)

Cash flows from investing activities

Purchase of property and equipment	(1,184,400)	(342,767)	(221,854)

Capital expenditures from discontinued operations	(13,332)	(39,906)	(46,025)

Proceeds from sale of discontinued operations	1,101,385	104,628	1,880,244

Business acquisitions	(1,589,411)	—	(251,533)

Net cash provided by (used in) investing activities	(1,685,758)	(278,045)	1,360,832

Cash flows from financing activities

Proceeds from issuance of long-term debt	5,000,000	—	3,500,000

Proceeds from subordinated notes, net of issuing cost of $330,000	5,170,000	—	—

Proceeds from convertible notes, net of issuing costs of $266,000	—	500,000	8,734,000

Payments on long-term debt from discontinued operations	—	—	(29,822)

Principal payments on long-term debt	(1,708,256)	(3,310,477)	(1,160,696)

Principal payments on subordinated notes	(440,000)	—	—

Principal payments on convertible subordinated notes	—	—	(2,000,000)

Acquisition of treasury stock	—	—	(1,700)

Exchange and redemption of capital stock	(4,928,041)	—	(200,877)

Proceeds from exercise of employee stock options	68,000	4,189	15

Proceeds from Board of Director sale of stock	—	—	40,250

Proceeds from the exercise of warrants	1,825,000	—	—

Dividends on preferred stock	(770,196)	(1,149,048)	(1,076,317)

Net cash provided by (used in) financing activities	4,216,507	(3,955,336)	7,804,853

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended

	December 31,	December 25,	December 27,
	2005	2004	2003

Effects of exchange rate changes on cash	44,460	89,205	(28,226)

Net increase (decrease) in cash and cash equivalents	4,091,565	(4,099,502)	4,304,858

Cash and cash equivalents at beginning of year	2,615,379	6,714,881	2,410,023

Cash and cash equivalents at end of year	$6,706,944	$2,615,379	$6,714,881

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,244,049	$1,263,473	$424,337

Supplemental schedule of non-cash investing and financing activities:

Principal payments on long-term debt through preferred pricing reductions	$2,922,537	$2,920,804	$2,920,804

Issuance of note payable and assumption of accounts payable in exchange business acquisitions	$2,250,000	$—	$100,492

Issuance of capital lease in exchange for property and equipment	$141,913	$—	$401,883

Purchase of equipment with volume discount credit	$—	$158,800	$—
See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company and Summary of Significant Accounting Policies
The Company
      HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of December 31, 2005, the Company has a network of more than 133 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
      During 2005 and 2004, HEARx West generated net income of approximately $2,330,000 and $1,385,000. The HEARx West members’ deficit decreased from approximately $3,206,000 at the end of 2004 to approximately $876,000 at the end of 2005. According to the Company’s agreement with the Permanente Federation, the Company included in its consolidated statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the members’ deficit is eliminated. At such time as the members’ deficit is eliminated and the venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income, as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet.
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
Goodwill and other intangible assets
      Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective in 2002, goodwill amortization ceased and goodwill is subject to impairment assessments. A fair-value-based test is applied at the reporting unit level. This test requires various judgments and estimates. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2004 and 2005, and each of these tests indicated no impairment. Other intangible assets include finite lived intangible assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and tradenames, which are not amortized.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
Pre-opening costs
      The costs associated with the opening of new centers are expensed as incurred.
Long-lived assets — impairments and disposals
      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 31, 2005 no long-lived assets were held for disposal. At December 25, 2004, long-lived assets of approximately $736,000 were held for disposal and sold in May 2005 (See Note 19 — Discontinued Operations). No impairment losses were recorded in the consolidated statement of operations.
Convertible Instruments, Warrants, Amortization of Debt Discount and Fair Value Determination
      In 2003 the Company issued debt instruments which are convertible into its common stock and included the issuance of warrants. These financing transactions are recorded in accordance with Emerging Issues Task Force Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the beneficial conversion feature embedded in the convertible instrument and the value allocated to the related warrants based upon a relative fair value allocation of the proceeds of the instrument is recognized on the consolidated balance sheet as debt discount. The debt discount is amortized as interest expense over the life of the instrument.
Subordinated Notes, Warrants, Amortization of Debt Discount and Fair Value Determination
      In August 2005 the Company issued subordinated notes that included the issuance of warrants. The Company has agreed to register the common shares underlying the warrant shares and to maintain such registration so that the Warrant holders may sell their shares if the Note Warrants are exercised. These financing transactions are recorded in accordance with Emerging Issues Task Force Issue No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the liability created by the Company’s agreement to register and keep the underlying shares registered during the three year period has been recorded as a warrant liability using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period are included in income as interest expense.
Advertising Costs
      Costs for newspaper, television, and other media advertising are expensed as incurred and were $5,642,000, $5,493,000 and $4,514,000 in 2005, 2004, and 2003, respectively.
Sales return policy
      The Company provides to all patients purchasing hearing aids a specific return period, which is a minimum of 30 days, if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
Warranties
      The Company provides its patients with warranties on hearing aids varying from one to three years. The first year of the warranty is always covered by the manufacturer’s warranty. The warranties provided for the second and third year require a co-payment from the patients, usually covering the cost of the repair or replacement to the Company. When the cost of repair or replacement to the Company is estimated to exceed the patient co-pay, the Company provides an allowance in accrued expenses to cover the future excess cost. Historically such amounts have been minimal.
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
      Due to the Company’s losses, the following common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of 7,699,153, 9,738,372, and 18,984,654, respectively, were excluded from the computation of net loss per common share — diluted at December 31, 2005, December 25, 2004 and December 27, 2003 because they were anti-dilutive. For purposes of computing net loss per common share — basic and diluted, for the years ended December 31, 2005 and December 25, 2004, the weighted average number of shares of common stock outstanding includes the effect of the 790,358 and 892,872, respectively, of exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the Helix combination for financial reporting purposes.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (See Note 18 — Recent Accounting Pronouncement):

	December 31,	December 25,	December 27,
	2005	2004	2003

Loss applicable to common stockholders

As reported	$(1,805,970)	$(3,466,661)	$(1,736,345)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,529,000)	(887,000)	(447,000)

Pro forma, net loss	$(3,334,970)	$(4,353,661)	$(2,183,345)

Loss per share

Net loss applicable to common stockholders per common share — basic and diluted	$(0.06)	$(0.11)	$(.06)

Net loss applicable to common stockholders per common share — basic and diluted — pro forma	$(0.11)	$(0.14)	$(.07)

      For purposes of the above disclosure, the determination of the fair value of stock options granted in 2005, 2004, and 2003, was based on the assumption of no expected dividends on the underlying common stock and the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	4.39%	4.16%	2.90%

Expected life, in years	5-10	5-10	5-10

Expected volatility	96%	92%	98%
Statements of Cash Flows
      For the purposes of the Statements of Cash Flows, temporary cash investments which are not restricted as to their use and have an original maturity of ninety days or less are considered cash equivalents.
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
Reclassifications
      Certain amounts in the 2004 and 2003 financial statements have been reclassified in order to conform to the 2005 presentation.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
2. Restricted Cash and Cash Equivalents
      Restricted cash and cash equivalents at December 31, 2005 and December 25, 2004 consist of certificates of deposit with contractual maturities of one year or less of $431,000 and $435,000.
      Restricted cash and cash equivalents was pledged as collateral to a financial institution for automated clearing house exposure.
3. Property and Equipment and Leases
      Property and equipment consists of the following:

	Range of	December 31,	December 25,
	Useful Lives	2005	2004

Equipment, furniture and fixtures	5-10 years	$10,868,588	$10,305,606

Leasehold Improvements	5-10 years	7,665,710	7,391,414

Computer systems	3 years	4,806,302	4,435,117

Construction in progress	N/A	34,583	23,498

		23,375,183	22,155,635

Less accumulated depreciation and amortization		19,900,802	18,808,847

		$3,474,381	$3,346,788

      Total estimated future depreciation expense for the Company’s current property and equipment are as follows:

Amount

2006	$1,095,000

2007	779,000

2008	583,000

2009	334,000

2010	227,000

Thereafter	134,000
      The Company leases facilities primarily for hearing centers. These are located in retail shopping areas having terms expiring at various dates through fiscal 2010. The Company recognizes rent expense on a straight line basis over the lease term. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and cash payments, which is due to escalating rents in the lease contracts, is included in accrued expenses in the accompanying consolidated balance sheet. Equipment and building rent expense under operating leases in 2005, 2004 and 2003 was approximately $5,851,000, $5,793,000 and $5,836,000, respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Approximate future minimum rental commitments under operating leases are as follows:

Amount

2006	$5,368,000

2007	4,592,000

2008	3,709,000

2009	2,458,000

2010	1,722,000

Thereafter	1,086,000

4.	Goodwill and Intangible Assets
      A summary of changes in the Company’s goodwill during the years ended December 31, 2005 and December 25, 2004, by business segment are as follows:

	December 25,	Additions &	Currency	December 31,
	2004	Adjustments	Translation	2005

Centers	$32,330,000	$2,806,000	$379,000	$35,515,000

Network	880,000	—	—	880,000

	$33,210,000	$2,806,000	$379,000	$36,395,000

	December 27,	Additions &	Currency	December 25,
	2003	Adjustments	Translation	2004

Centers	$31,901,000	$—	$429,000	$32,330,000

Network	880,000	—	—	880,000

	$32,781,000	$—	$429,000	$33,210,000

      As of December 31, 2005 and December 25, 2004, intangible assets consisted of the following:

	December 31,	December 25,
	2005	2004

Amortizable intangible assets:

Patient files and customer lists	$6,370,000	$5,505,000

Accumulated amortization	(2,340,000)	(1,766,000)

Amortizable intangible assets, net	4,030,000	3,739,000

Trademark and trade names	7,410,000	7,355,000

	$11,440,000	$11,094,000

      The aggregate amortization expense was as follows in 2005, 2004 and 2003:

	2005	2004	2003

Amortization expense	$623,000	$478,000	$430,000

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Total estimated future amortization expenses for the Company’s current intangible assets are as follows:

Amount

2006	$718,000

2007	484,000

2008	466,000

2009	436,000

2010	409,000

Thereafter	1,495,000

5.	Business Acquisitions
      During 2005, the Company acquired the assets of six hearing care centers in Michigan, New Jersey, New York and California in four separate transactions. Consideration paid was cash of $1 million and notes payable in the amount of $850,000. The acquisitions resulted in additions to goodwill of approximately $1.3 million, fixed assets of approximately $17,000 and intangible customer lists and non-compete of approximately $486,000. The notes bear interest at 5 percent and are payable in quarterly installments of $45,800 plus accrued interest, through September 2009.
      In May 2005, the Company also acquired the assets of a hearing care network in Florida, including network. Consideration of $350,000 cash and a three-year convertible note payable $1.4 million was paid for network contracts of approximately $340,000 and goodwill of approximately $1.4 million. The note bears interest at 7 percent and is payable in 36 monthly installments of $38,889 plus interest, beginning on June 1, 2005. After September 30, 2005 the payee has the right to convert all or any portion of the unpaid principal, and accrued interest, on the note into the number of shares of the Company’s common stock as determined by dividing such sum of unpaid principal and accrued interest to be converted by $1.74 (the market price of the Company’s common stock on the date of the acquisition).

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Long-term Debt (Also see Notes 7 and 8)
      Long-term debt consists of the following, before and after reflecting the new amended and restated agreements signed on February 10, 2006 with Siemens — See a) below:

	Before	After
	December 31,	December 31,	December 25,
	2005	2005	2004

Notes payable to a Siemens — see(a) below:

Tranche A	$1,299,984	$2,239,851	$3,599,988

Tranche B	39,867	—	62,400

Tranche C	900,000	20,875,256	1,500,000

Tranche D (including accrued interest of $1,298,865 and $1,813,971)	14,298,865	—	13,590,284

Tranche E	1,576,391	—	2,171,329

Tranche F	5,000,000	—	—

Other	—	—	91,685

Total notes payable to Siemens	23,115,107	23,115,107	21,015,686

Notes payable to others	2,047,100	2,047,100	433,347

	25,162,207	25,162,207	21,449,033

Less current maturities	5,192,108	5,392,253	4,152,908

	$19,970,099	$19,769,954	$17,296,125

      The approximate aggregate maturities on long-term debt obligations in years subsequent to 2005 are as follows:

Amount

2006	$5,192,000

2007	4,820,000

2008	4,533,000

2009	4,320,000

2010	5,042,000

Thereafter	1,255,000

a)	On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. On December 28, 2005, the Company obtained an additional $5,000,000, bearing interest at prime plus 1% and having a five-year term (the Tranche F Loan). The Tranche F loan was obtained pursuant to a term sheet signed on December 28, 2005, which indicates the intention of both parties to extend their relationship and amend and restate the existing credit,

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

supply and security agreements for an additional five years. At December 31, 2005 $1,299,984, $39,867, $900,000, $14,298,865, $1,576,391 and $5,000,000, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, Tranche E and Tranche F Loans, respectively, were outstanding.

On February 10, 2006, HearUSA, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties have restructured the outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million, including the currently outstanding $23.1 million, and is structured in three tranches.

The new Tranche A, with a principal balance of approximately $2.2 million and interest of 10% per annum, is payable in three quarterly installments commencing with the first quarter of 2006, which quarterly payments are subject to rebate credits as described below. This note is a consolidation of the old Tranches A, B and C.

The new Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit, less any amounts then outstanding under Tranche A and Tranche C.

The new Tranche C, which is a consolidation of the old Tranches D, E and F, has a principal balance on the closing date of approximately $20.9 million, an interest rate of prime plus 1% per annum, and is payable in monthly installments of principal and interest of $130,000 commencing February 2006. In addition, the Company must make quarterly installment payments on Tranche C of $730,000 plus interest thereon commencing with the fourth quarter of 2006, which quarterly payments are also subject to rebate credits as described below. Additional loans may be made to the Company under Tranche C for certain acquisitions. The monthly installment payments are intended to repay approximately $6.6 million of the Tranche C principal balance.

The remaining principal balance of Tranche C, as well as Tranche A and Tranche B, with interest, will continue to be eligible for repayment utilizing rebates on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement certain percentages of hearing aids it sold. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from equity offerings the Company may complete. During 2005, the Company made $267,000 in payments to Siemens pursuant to its 2004 excess cash flow. The estimated payment for 2006 based on 2005 excess cash flow is $237,000.

Substantially all of the Company’s assets to collateralize repayment of the Siemens notes payable.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C during each of the years:

	2005	2004	2003

Preferred pricing reductions recorded as a reduction of cost of products sold	$3,311,000	$3,641,000	$3,947,000

Portion applied against quarterly principal payments	$(2,922,000)	$(2,921,000)	$(2,921,000)

Portion applied against quarterly interest payments	(389,000)	(720,000)	(1,026,000)

	$(3,311,000)	$(3,641,000)	$(3,947,000)

In connection with the Amended Credit Agreement, HearUSA and Siemens entered into the Amended Supply Agreement, pursuant to which HearUSA agreed to purchase from Siemens certain minimum percentages of HearUSA company-owned centers’ hearing aid purchases for a period of five years at specified prices. If the Company fails to purchase the required minimum under the Amended Supply Agreement, Siemens could declare a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.

Pursuant to the agreements with Siemens, a change of control of the Company (as defined) will constitute an event of default upon which Siemens may cancel its commitments under the credit agreement and declare the entire outstanding amounts under the credit facilities to be immediately due and payable.

7.	Convertible Subordinated Notes
      In December 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with warrants to purchase 2,642,750 shares of the Company’s common stock. The notes could not be converted and warrants to purchase 2,142,750 shares could not be exercised for a two-year period. The remaining warrants to purchase 500,000 shares were exercisable after May 31, 2005 at $1.75 per share. Beginning December 2005 the notes could have been converted at $1.75 per share and the lender warrants would have been exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent annually for the first two years and then at 8 percent through the remainder of their term. The Company recorded a debt discount of approximately $7,488,000 consisting of intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using a Black-Scholes option pricing model, based on the relative fair values of the lender warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the note using the effective interest method. The notes are subordinate to the Siemens notes payable.
      In addition to the 2,642,750 lender warrants issued to the investors in the $7.5 million financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the lender warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
option pricing model. The total of such costs of approximately $426,000 is being amortized as interest expense using the effective interest method over the five year term of the notes.
      For the first two years of the term beginning on March 25, 2004, the Company is making quarterly payments of interest only. Beginning March 25, 2006, the Company will make twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes in future years is $2,500,000 in each of 2006, 2007 and 2008.
      During 2005 and 2004, approximately $2,948,000 and $2,170,000, respectively, of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $2,151,000 and $1,595,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $1,763,000 in 2006, $1,145,000 in 2007 and $434,000 in 2008. In the event the investors convert or exercise the debt or warrants, the Company will be required to expense the remaining debt discount and prepaid financing fees in the period in which the conversion payment or exercise occurs.

8.	Subordinated Notes and Warrant Liability
      On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock expiring on November 22, 2008. The Note Warrants to purchase 1,124,970 shares) are exercisable subsequent to August 22, 2005 at $2.00 per share and the remaining Warrants to purchase 374,990 shares, are exercisable after January 1, 2006 at $2.00 per share. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7 percent per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock (See Note 9 — Mandatorily Redeemable Convertible Preferred Stock). The Company has agreed to register the common shares underlying the warrant shares during the three year period ending September 2008 and to maintain such registration so that the Warrant holders may sell their shares if the Note Warrants are exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three year period has been recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period are included in income as interest expense. As the holders exercise their Note Warrants the applicable portion of the liability will be reclassified to additional paid in capital. The notes are subordinate to the Siemens notes payable.
      The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method.
      In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three year term of the notes.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the note. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8 percent of the original principal amount plus interest and a premium of 2 percent of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is $1,760,000 in 2006, $1,760,000 in 2007 and $1,540,000 in 2008.
      During 2005 approximately $595,000 of prepaid financing fees and debt discount was amortized as interest expense, including a non-cash portion of approximately $389,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the following three years are approximately $850,000 in 2006, $496,000 in 2007 and $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the payment occurs.
      At December 31, 2005, the fair value of the Note Warrants, using a Black-Scholes option pricing model result, increased resulting in a loss of $8,850 that has been included in interest expense.

9.	Mandatorily Redeemable Convertible Preferred Stock
      On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of Series E Convertible Preferred Stock (“E Series Convertible Preferred Stock”). If the E Series Convertible Preferred Stock had not converted or redeemed by December 18, 2006 it would have been redeemed by the Company on December 18, 2006 for a price equal to 108% of its stated value plus accrued and unpaid premiums. The E Series Convertible Preferred Stock was presented as Mandatorily Redeemable Convertible Preferred Stock in the accompanying consolidated balance sheet. The Company had the right to redeem the newly designated preferred stock at its stated value plus accrued but unpaid premiums for sixteen months and thereafter until the redemption date at 108% of its stated value plus accrued but unpaid premiums.
      In September 2005 the Company used the proceeds from an August 2005 private placement (See Note 8 — Subordinated Notes and Warrant Liability) to redeem all of the Series E Convertible Preferred Stock for approximately $4.9 million, which included approximately $135,000 of unpaid premium.

10.	Stockholders’ Equity

A.	Private Placement
      On March 29, 2002, the Company closed a private placement of 1.5 million shares of common stock and 1.5 million common stock purchase stock warrants for an aggregate sales price of $1.5 million. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants may be exercised at any time until March 29, 2005 to purchase shares of common stock for an exercise price of $1.15 per share. The Company registered the common stock for resale in 2004.

B.	Stock Subscription
      On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note receivable for the principal amount of $412,500. The note receivable is collateralized by the common stock purchased which is held in escrow. The principal amount of the note and accrued interest is

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
payable on April 1, 2006. The note bears interest at the prime rate published by the Wall Street Journal adjusted annually. At December 25, 2004, the interest rate of the note was 5.25%. The note receivable under the caption Stock Subscription is part of stockholders’ equity in the accompanying consolidated balance sheets.

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
      In connection with this transaction, the Company also entered into a Registration Rights Agreement with the holder under which the Company was required to file a registration statement on Form S-3 covering the resale of the 470,530 shares of common stock issued in this transaction no later than 180 days from December 13, 2001. During November 2003 the Company agreed to pay $25,000 to the holder during 2004 as settlement for not filing timely such registration statement. The 470,530 shares of common stock issued in the transaction, together with 129,470 shares of common stock then held by the same holder, were placed in escrow and subject to resale restrictions based on the trading price of the common stock. Those shares have all been released from escrow and most have been sold into the public market. During 2005, 2004 and 2003, approximately $141,000, $143,000 and $140,000 of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

D.	Shareholder Rights Plan
      On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a “Right”) for each outstanding share of common stock was declared, and payable to the stockholders of record on December 31, 1999.
      The Shareholder Rights Plan as amended and restated on July 11, 2002, in connection with the combination with Helix to, among other things, give effect to the issuance of the exchangeable shares as voting stock of the Company, and to otherwise take into account the effects of the combination. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which would result in ownership of 15% or more of the common stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009 (See Note 10E).
      Following the acquisition of 15% or more of the Company’s common stock by a person or group without the prior approval of the Board of Directors, the holders of the Rights (other than the acquiring person) would be entitled to purchase shares of common stock (or common stock equivalents) at one-half the then current market price of the common stock, or at the election of the Board of Directors, to exchange each Right for one share of the Company’s common stock (or common stock equivalent). In the event of a merger or other acquisition of the Company without the prior approval of the Board of Directors, each Right will entitle the holder (other than the acquiring person), to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. The Company would be able to redeem the Rights at $0.01 per Right at any time until a person or group acquires 15% or more of the Company’s common stock. The Board of Directors exempted the Helix transaction from the operation of the Plan.

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

F.	Exchangeable Rights Plan
      On July 11, 2002, in connection with the combination with Helix, HEARx Canada, Inc., an indirect subsidiary of the Company, adopted a Rights Agreement (the “Exchangeable Rights Plan”) substantially equivalent to the Company’s Shareholder Rights Plan (See Note 10D). Under the Exchangeable Rights Plan, each exchangeable share (See Note 10I) issued has an associated right (an “Exchangeable Share Right”) entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either one one-hundredth of a share of the Company’s Series H Junior Participating Preferred Stock or, in certain circumstances, shares of common stock under the Company’s Shareholder Rights Plan. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company’s Shareholder Rights Plan and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company’s Shareholder Rights Plan.

G.	Warrants
      In 2005 1,600,000 warrants were exercised and 131,695 warrants expired. No warrants were exercised in 2004.
      The aggregate number of common shares reserved for issuance upon the exercise of warrants is 5,114,853 as of December 31, 2005. The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price

2,759,893	2008	1.75

240,000	2010	1.25

560,000	2010	1.31

1,554,960	2010	2.00

5,114,853

H.	Aggregate and Per Share Cumulative Preferred Dividends
      As of December 31, 2005, there were no arrearages in cumulative preferred dividends/premiums. As of December 25, 2004, the aggregate and per share amount of arrearages in cumulative preferred dividends/premiums was approximately $178,000 and $.01/share.

I.	Exchangeable Shares
      Immediately following the effective combination of the Company and Helix, each outstanding Helix common share, other than shares held by dissenting Helix Stockholders who were paid the fair value of their shares and shares held by the Company, were automatically exchanged for, at the election of the holder, 0.3537 fully-paid and non-assessable exchangeable shares (Exchangeable Shares) of HEARx Canada, Inc., or 0.3537 shares of HearUSA, Inc. common stock. The Exchangeable Shares are the economic equivalent of HearUSA, Inc. common stock. Each Exchangeable Share will be exchanged at any time at the option of the holder, for one share of HearUSA, Inc. common stock, subject to any anti-dilution adjustments. Until exchanged for HearUSA, Inc. common stock; (i) each Exchangeable Share outstanding will entitle the holder to one vote per share at all meetings of HearUSA, Inc. common stockholders; (ii) if any dividends are declared on HearUSA, Inc. common stock, an equivalent dividend must be declared on such exchangeable shares and (iii) in the event of the liquidation, dissolution or winding-up of HEARx Canada, Inc., such exchangeable shares will be exchanged for an equivalent number of shares of HearUSA, Inc. common stock. The exchangeable shares will be subject to mandatory exchange on July 27, 2006, the fifth anniversary of the transaction.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

11.	Stock Plans
      The Company has the following stock plans:

A.	Employee Stock Option Plans
      The 1987 Stock Option Plan is administered by the Company’s Board of Directors. A maximum of 250,000 shares of common stock were authorized for issuance under this plan. All employees of the Company, other than its then principal stockholder (Dr. Paul A. Brown) were eligible to receive options under this plan at the sole discretion of the Board of Directors. Both incentive and non-incentive stock options could be granted. This plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not affect the outstanding options which remain in full force as if the plan had not expired.
      The 1995 Flexible Stock Plan is also administered by the Company’s Board of Directors. An original maximum of 250,000 shares of the Company’s common stock were authorized for issuance under this plan. On June 6, 2000 the shareholders approved an increase of 500,000 shares of the Company’s common stock available under this plan. The plan authorizes an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. Currently an aggregate of 4,895 shares remain as authorized but not yet subject to a plan grant under the plan. All employees of the Company are eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors. This plan expired in 2005 and no further grants can be made under this plan. The expiration of the plan did not affect the outstanding options granted under this plan which remain in full force in accordance with their terms.
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
      As of December 31, 2005, employees of the Company held options permitting them to purchase an aggregate 5,258,770 shares of common stock at prices ranging from $0.35 to $18.75 per share. Options are exercisable for periods ranging from four to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the transactions of the Company’s employee stock option plans:

	Year Ended

	December 31, 2005		December 25, 2004		December 27, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,296,987	$1.49	3,387,755	$1.78	2,168,290	$3.04

Granted	360,000	$1.63	2,495,000	$1.36	1,785,000	$0.46

Exercised	130,000	$.52	6,250	$.67	20	$0.77

Forfeited	268,217	$4.66	592,018	$2.69	565,515	$2.47

Outstanding at end of year	5,258,770	$1.36	5,296,987	$1.49	3,387,755	$1.78

Exercisable at end of year	2,265,944		1,538,540		1,418,012

Weighted average fair value of options granted during year	$1.35		$1.20		$0.37

      The following table summarizes information about fixed employee stock options outstanding at December 31, 2005:

		Weighted		Options
		Average	Weighted	Exercisable	Weighted
	Options	Remaining	Average	At December	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	31, 2005	Exercise Price

$ .35 – $ .77	1,762,900	6.2	$0.50	996,023	$.55
$ .78 – $ 2.00	3,046,730	8.5	$1.36	877,031	$1.30
$2.01 – $ 5.40	294,511	5.2	$3.14	238,261	$3.34
$5.41 – $ 8.75	141,269	1.3	$7.20	141,269	$7.21
$8.76 – $18.75	13,360	1.3	$15.90	13,360	$15.91

	5,258,770			2,265,944

      The stock options are exercisable in the following years:

2006	3,366,770

2007	1,093,750

2008	708,250

2009	90,000

5,258,770

B.	Non-Employee Director Plan
      In April 1993, the stockholders of the Company approved the adoption of the HearUSA Inc. Non-qualified Stock Option Plan for Non-Employee Directors (“Directors Plan”). The Directors Plan terminated in accordance with its terms in 2003.
      As of December 31, 2005, three directors hold options as follows: 4,500 at $4.00, 4,500 shares at $5.00, 10,500 at $7.50, and 3,000 shares at prices ranging from $12.50 to $58.75 per share.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

C.	Non-Employee Director Non-Plan Grant
      On April 1, 2003 options to purchase 125,000 shares of common stock were granted to members of the Board of Directors, at an exercise price of $0.35, which was equal to the quoted closing price of the common stock on the grant date. The options vested after one year and have a ten-year life.

12.	Major Customers and Suppliers
      During 2005, 2004 and 2003 no customer accounted for more than 10% or more of net revenues.
      During 2005, 2004 and 2003, the Company purchased approximately 93.1%, 88.7% and 88.7%, respectively, of all hearing aids sold by the Company from Siemens. As described in Note 6, the Company is a party to a supply agreement with Siemens whereby the Company has agreed to purchase minimum levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. The Company has not experienced any significant disruptions in supply in the past.

13.	Related Party Transactions
      The Company is a party to a capitation contract with an affiliate of its minority owner, the Permanente Federation LLC (the “Kaiser Plan” a member of its subsidiary, HEARx West, LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2005, 2004 and 2003 approximately $6,886,000 $6,451,000 and $6,095,000, respectively, of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.
      As mentioned in Note 19 — Discontinued Operations, on July 15, 2003, the Company sold its three Quebec subsidiaries to private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. Prior to the disposition, the Quebec subsidiaries provided management services to a single client, Forget & Sauvé, audioprothesistes, s.e.n.c. operating under the name Le Groupe Forget (“Le Groupe Forget”). Le Groupe Forget is controlled by Steve Forget. Le Groupe Forget operates a network of 16 hearing healthcare centers in the Province of Quebec. The services provided to Le Groupe Forget by the Quebec subsidiaries included inventory purchasing and management, office service support, general administration and patient management software and related training. The aforementioned services were rendered to Le Groupe Forget by the Quebec subsidiaries pursuant to management agreements entered into by each of the subsidiaries and Le Groupe Forget. During the year ended, December 27, 2003 revenues of approximately $2,559,000 were earned from services to Le Groupe Forget. These revenues are presented, net of related expenses, under Discontinued Operations in the Consolidated Statements of Operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

14.	Income Taxes
      The components of loss before discontinued operations are as follows:

	2005	2004	2003

Domestic	$(1,947,000)	$(3,142,000)	$(727,000)

Foreign	905,000	934,000	187,000

Total loss before loss of discontinued operations	$(1,042,000)	$(2,208,000)	$(540,000)

      The Company has accounted for certain items (principally depreciation and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes. The beneficial conversion feature has been reclassed for all periods presented in accordance with EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.”
      Deferred tax assets (liabilities) are comprised of the following:

	2005	2004

Depreciation	$1,367,000	$1,285,000

Allowance for doubtful accounts	142,000	129,000

Joint Venture	(881,000)	(985,000)

Beneficial conversion feature	(775,000)	(1,236,000)

Amortization	(1,321,000)	(184,000)

Other	364,000	279,000

Net operating loss carryforwards	28,452,000	28,441,000

	27,348,000	27,729,000

Less valuation allowance	(27,348,000)	(27,729,000)

Net deferred tax asset	$—	$—

      At December 31, 2005 the Company had net operating loss carryforwards of approximately $76,000,000 for U.S. Federal tax purposes, and approximately $2,500,000 of operating loss carryforwards in Canada. Included in the U.S. Federal tax net operating loss carryforwards are approximately $8,300,000 related to U.S. subsidiaries of Helix pre-combination whose annual utilization would be limited due to the ownership change of Helix in connection with the combination with the Company. Should tax benefits ever be realized from such Helix pre-combination net operating loss carryforwards, the valuation allowance would be reduced and the benefit would be recorded as a reduction of the goodwill resulting from the Helix combination.
      The losses are available for carryforward for twenty year periods and expire in years through 2026. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The provision for income taxes on loss from continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	2005	2004	2003

Provision at Federal statutory rate	$(328,000)	$(751,000)	$(183,000)

State income taxes, net of Federal income tax effect	(35,000)	(80,000)	(20,000)

Nondeductible expenses	32,000	29,000	23,000

Change in valuation allowance	381,000	802,000	256,000

Other	28,000	—	(76,000)

Income tax provision	$78,000	$—	$—

      No income tax provision is applicable to the loss from discontinued operations. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings are not significant at December 31, 2005.

15.	Commitments and Contingencies
      The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $56,900, $67,800 and $44,800 for the years 2005, 2004 and 2003, respectively.
      In August 2005, the Company entered into employment agreements with four of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.
      The Company also entered into change of control agreements with several of its other officers which provide for severance payments and acceleration of stock option vesting upon termination of employment after a change in control, as defined.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Financial Data (Unaudited)

Year Ended		Second		Fourth
December 31, 2005	First Quarter	Quarter	Third Quarter	Quarter

Net revenues	$19,030,585	$19,058,460	$19,615,555	$18,967,403

Operating costs and expenses	18,015,611	17,863,348	18,353,874	18,724,254

Income (loss) from operations	1,014,974	1,195,112	1,261,681	243,149

Net income (loss) applicable to common stockholders	$(445,068)	$154,076	$(88,571)	$(1,426,407)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.01)	$0.00	$0.00	$(0.05)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.01)	$0.00	$0.00	$(0.05)

Year Ended		Second		Fourth
December 25, 2004	First Quarter	Quarter	Third Quarter	Quarter

Net revenues	$16,048,307	$17,190,923	$17,535,395	$17,974,917

Operating costs and expenses	16,228,093	16,713,585	16,316,981	17,152,503

Income (loss) from operations	(179,786)	477,338	1,218,414	822,414

Net income (loss) applicable to common stockholders	$(1,615,869)	$(948,008)	$(233,413)	$(669,371)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.05)	$(0.03)	$(0.01)	$(0.02)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.05)	$(0.03)	$(0.01)	$(0.02)

17.	Fair Value of Financial Instruments
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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2005 and December 25, 2004, the fair value of cash and cash equivalents, restricted cash, investment securities, accounts and notes receivable, accounts payable and accrued expenses approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt and debt-related derivative instruments is estimated based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows. The carrying amounts and related estimated fair values for the Company’s debt and debt-related derivative instruments are as follows:

	December 31, 2005		December 25, 2004

	Book Value	Fair Value	Book Value	Fair Value

Long-term debt	$25,162,000	$24,974,000	$21,449,000	$21,449,000

Convertible subordinated notes	$7,500,000	$7,273,000	$7,500,000	$7,500,000

Subordinated notes	$5,060,000	$4,943,000	$—	$—

Mandatorily subordinated redeemable convertible preferred stock	$—	$—	$4,710,000	$4,710,000

18.	Recent Accounting Pronouncements
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation”and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities the beginning of the first interim period that begins after December 15, 2005. The Company plans to implement SFAS 123(R) on its effective date. Based on the outstanding number of employee stock options and excluding the impact of any future grants at December 15, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the consolidated financial statements is approximately $1,529,000 in 2005 (See Note 1 Description of the Company and Summary of Significant Accounting Policies — stock-based compensation) and $930,000 in 2006. This additional expense will not affect the Company’s operation cash flows.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principal, unless it is impractical to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement in fiscal year 2006.

19.	Discontinued Operations
      On July 15, 2003, the Company sold 100% of the shares of the Company’s three subsidiaries and selected assets associated with the management of the centers located in the Canadian Province of Quebec (“Quebec”) to private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
director until May 2003. The sale agreement provided for payments to the Company of approximately $1.7 million, representing, in part, payment of pre-existing debt owed the Company by Forget & Sauve of approximately $1.6 million. The Company received an initial cash payment of $700,000 at closing and $1 million over the five following months.
      The operating results of Quebec are presented as discontinued operations. The sale resulted in a loss on disposal of approximately $105,000. Net revenues of the discontinued operations for the years ended December 27, 2003 were approximately $2.6 million. Net losses from discontinued operations applicable to common stockholders per common shares-basic and diluted were $(0.01) for 2003. Pre-tax net losses of the discontinued operation were approximately $96,000 and $158,000, for the 2003 period through disposal.
      In June 2005, the Company sold the assets of a group of hearing care centers in the states of Minnesota, Washington and Wisconsin, including goodwill, customer list and selected assets with a net book value of approximately $735,000, for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $365,000. The Company received proceeds totaling approximately $786,000 in June 2005 and had an outstanding receivable of approximately $314,000 which was received in the third quarter of 2005.
      The assets sold and related operating results have been presented as discontinued operations and the consolidated financial statements have been reclassified to segregate the assets and operating results for all periods presented in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” including $145,850 of property and equipment, $442,000 of goodwill and $148,275 of net intangibles as of December 25, 2004. The assets and operating expenses of these hearing care centers sold were reported under the center segment.
      Net revenues, pre-tax net losses and net loss from discontinued operations applicable to common stockholders-basic and diluted of the discontinued operations for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 were approximately as follows:

	2005	2004	2003

Net revenues of discontinued operations:

Quebec discontinued operations	$—	$—	$2,600,000

Minnesota, Washington and Wisconsin discontinued operations	1,825,000	3,551,000	3,465,000

Combined net revenues	$1,825,000	$3,551,000	$6,065,000

Pre-tax net losses of discontinued operations:

Quebec discontinued operations	$—	$—	$202,000

Minnesota, Washington and Wisconsin discontinued operations	396,000	551,000	368,000

Combined pre-tax net losses	$396,000	$551,000	$570,000

Net loss from discontinued operations applicable to common stockholders-basis and diluted:

Quebec discontinued operations	$—	$—	$(0.01)

Minnesota, Washington and Wisconsin discontinued operations	0.00	(0.01)	(0.01)

Combined net loss from discontinued operations applicable to common stockholders-basic and diluted	$0.00	$(0.01)	$(0.02)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

20.	Segments
      The following operating segments represent identifiable components of the company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers, the establishment, maintenance and support of an affiliated network and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States and Canada. The following is the Company’s segment information by year:

	Centers	E-commerce	Network	Corporate	Total

Hearing aids and other products revenues

2005	$71,365,000	$80,000	—	—	$71,445,000

2004	$63,149,000	$79,000	—	—	$63,228,000

2003	$60,858,000	$69,000	—	—	$60,927,000

Service revenues

2005	$3,805,000	—	$1,422,000	—	$5,227,000

2004	$4,413,000	—	$1,109,000	—	$5,522,000

2003	$5,100,000	—	$1,053,000	—	$6,153,000

Income (loss) from operations

2005	15,137,000	(105,000)	549,000	(11,866,000)	3,715,000

2004	12,310,000	(27,000)	447,000	(10,392,000)	2,338,000

2003	13,063,000	(49,000)	504,000	(11,250,000)	2,268,000

2005

Depreciation and amortization	1,764,000	—	5,000	205,000	1,974,000

Total assets	50,119,000	—	1,131,000	17,732,000	68,982,000

Capital expenditures	970,000	—	—	228,000	1,198,000

2004

Depreciation and amortization	1,893,000	—	5,000	174,000	2,072,000

Total assets	47,241,000	—	1,722,000	10,459,000	59,422,000

Capital expenditures	318,000	—	3,000	62,000	383,000

2003

Depreciation and amortization	2,002,000	—	3,000	779,000	2,784,000

Total assets	44,100,000	—	1,149,000	20,934,000	66,183,000

Capital expenditures	174,000	—	—	94,000	268,000

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Hearing aids and other products revenues consisted of the following:

	2005	2004	2003

Hearing aid revenues	95.5%	94.6%	96.8%

Other products revenues	4.5%	5.4%	3.2%
      Services revenues consisted of the following:

	2005	2004	2003

Hearing aid repairs	53.4%	50.1%	60.5%

Testing and other income	46.6%	49.9%	39.5%
      Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	2005	2004	2003

General and administrative expense	$11,661,000	$10,218,000	$10,471,000

Deprecation and amortization	$205,000	$174,000	$779,000

“Corporate” loss from operations	$11,866,000	$10,392,000	$11,250,000
      Information concerning geographic areas:
As of and for the Years Ended December 31, 2005 and December 25, 2004

	United States		United States
	2005	Canada 2005	2004	Canada 2004
	$	$	$	$

Hearing aid and other product revenues	63,500,000	7,945,000	56,743,000	6,485,000

Service revenues	4,835,000	392,000	5,212,000	310,000

Long-lived assets	41,587,000	10,308,000	39,235,000	9,704,000

Total assets	55,771,000	13,211,000	47,658,000	11,764,000
      Net revenues by geographic area are allocated based on the location of the subsidiary operations.

21.	Liquidity
      During 2005, the working capital deficit decreased $1.8 million to $3.1 million as of December 31, 2005 from $4.9 million as of December 27, 2004. The decrease in the deficit is attributable to an excess of approximately $4.0 million in cash from operations and financing activities over cash used for investing activities offset by an increase in current maturities of long-term debt, convertible subordinated debt and subordinated notes of approximately $2.8 million. The working capital deficit of $3.1 million includes approximately $3.0 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $652,000 ($2.5 million in current maturities, net of $1.5 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In 2005, the Company generated income from operations of approximately $3.7 million compared to $2.3 million in 2004. Cash and cash equivalents as of December 31, 2005 were approximately $6.7 million.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

HearUSA Inc.
Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End Of
	Of Period	Additions	Deductions	Period

December 31, 2005

Allowance for doubtful accounts	$373,583	$354,107	$(314,304)	$413,386

Allowance for sales returns(1)	$425,116	$17,287	$(1,818)	$440,585

Valuation allowance	$27,729,000	$—	$(381,000)	$27,348,000

December 25, 2004

Allowance for doubtful accounts	$490,881	$430,454	$(547,752)	$373,583

Allowance for sales returns	$445,147	$71,061	$(91,092)	$425,116

Valuation allowance	$28,531,000	$—	$(802,000)	$27,729,000

December 27, 2003

Allowance for doubtful accounts	$578,323	$801,303	$(888,745)	$490,881

Allowance for sales returns	$789,539	$32,830	$(377,222)	$445,147

Valuation allowance	$28,787,000	$—	$(256,000)	$28,531,000

(1)	Allowance for sales returns is included in accounts payable on the Consolidated Balance Sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item for directors is set forth in the Company’s 2006 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.
      The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.	Executive Compensation
      The information required by this Item is set forth in the Company’s 2006 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is set forth in the Company’s 2006 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.
      The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005:
Equity Compensation Plan Information

				Number of securities
				remaining available
	Number of Securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column
Plan Category	(a)		(b)	(a))

Equity compensation plans

approved by security holders	4,981,270		$1.44	360,830	(1)

Equity compensation plans

not approved by security

holders	529,800	(2)	$0.90	—

Total equity compensation

plans approved and not

approved by security holders	5,511,070		$1.41	360,830	(1)

(1)	The plans authorize an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year.

(2)	Consists of non-qualified options granted outside the Company’s 1987 Stock Option Plan and 1995 Flexible Stock Plan in 1996, 1999, 2001 and 2003 and non-employee director options granted under the Non-Employee Director Plan (see Note 10B) and outside of the Non-Employee Director Plan in 2003.

      The material features of the outstanding options which were granted outside the plans approved by stockholders are as follows:
2001 Non-plan Option Grant:
      On October 24, 2001 an option to purchase 300,000 shares of common stock was approved by the Board of Directors and granted to Stephen J. Hansbrough, the Company’s Chief Executive Officer, at an exercise price of $0.77, which was equal to the closing price of Common Stock as reported on the American Stock Exchange on the grant date. The options vested immediately and have a ten-year life.
2003 Non-plan Option Grant:
      On April 1, 2003 an option to purchase 125,000 shares of common stock was granted to the Board of Directors, at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the American Stock Exchange on the grant date. The options vested after one year and have a ten-year life.
Other Non-plan Option Grants:
      Options to purchase 76,700 shares of common stock were approved by the Board of Directors and granted to various employees and consultants between in 1996, at exercise prices ranging from $0.77 to $20.00, which were equal to the closing prices of the Common Stock on the grant dates. These options are fully vested and have a ten-year life.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is set forth in the Company’s 2006 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 14.	Principal Accountants Fees and Services
      The information required by this Item will appear under the heading “Independent Auditor’s Fees” in our Proxy Statement, which section is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K
(a) The following documents are filed as part of this report:
    (1) Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004. Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(ii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(iv) Notes to Consolidated Financial Statements
    (2) Financial statement schedule:

Schedule II Valuation and Qualifying Accounts

    (3) Exhibits:

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).
3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).
4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).
4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg No. 333-73022)).
4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#

10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Employment Agreement, dated August 31, 2005 with Dr. Paul A. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.5	Employment Agreement, dated August 31, 2005 with Stephen J. Hansbrough (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.6	Employment Agreement, dated August 31, 2005 with Gino Chouinard (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.7	Employment Agreement, dated August 31, 2005 with Ken Schofield (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.8	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#
10.9	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)
10.10	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.11	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.12	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/ Prospectus on Form S-4 (Reg. No. 333-73022)#
10.13	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).
10.14	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).
10.15	Purchase Agreement dated August 19, 2005 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).
10.16	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated August 19, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).
10.17	Asset Purchase Agreement dated June 15, 2005, between HearUSA, Inc. and Sonus-USA, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005).
21	List of Subsidiaries
23	Consent of the Independent Public Accountants
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date: March 31, 2006	By:	/s/ Paul A. Brown, M.D. Paul A. Brown, M.D. Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Brown Paul A. Brown M.D.	Chairman of the Board and Director	March 31, 2006

/s/ Stephen J. Hansbrough Stephen J. Hansbrough	Chief Executive Officer and Director	March 31, 2006

/s/ Gino Chouinard Gino Chouinard	Chief Financial Officer	March 31, 2006

/s/ David J. McLachlan David J. McLachlan	Director	March 31, 2006

/s/ Thomas W. Archibald Thomas W. Archibald	Director	March 31, 2006

/s/ Joseph L. Gitterman III Joseph L. Gitterman III	Director	March 31, 2006

/s/ Michel Labadie Michel Labadie	Director	March 31, 2006

/s/ Bruce Bagni Bruce Bagni	Director	March 31, 2006