Form 10-K/A
period 2005-12-31
HEARUSA INC
filed 2006-05-11
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
HearUSA, Inc. (“the Company) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Filing”), to correct an error relating to the valuation of the warrant liability appearing on the consolidated balance sheets. For the 2005 fiscal year, the Company originally recorded $1.9 million related to the warrant liability. Due to the fluctuation in the Company’s common stock price at the end of 2005 the warrant liability should have been reduced to approximately $1.3 million and the Company should have reduced interest expense by approximately $513,000 in its consolidated statements of operations. Instead the Company recorded an increase of approximately $9,000. The correction of this error resulted in an increase to the previously reported warrant liability balance at October 1, 2005 and an increase of the previously reported interest expense for the quarter ended October 1, 2005 of approximately $76,000. The correction of this error also resulted in a decrease to the previously reported warrant liability balance at December 31, 2005 and decrease of the previously reported interest expense for the quarter ended December 31, 2005 of approximately $598,000. These corrections resulted in a reduction of the net loss applicable to common stockholders previously reported of approximately $1.8 million to approximately $1.3 million for the year ended December 31, 2005.
     The following items have been amended as a result of the correction described above:
•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Managements Discussion and Analysis

•	Part II — Item 8 — Financial Statements and Supplementary Data

•	Part II — Item 9A. —Controls and Procedures

•	Part IV — Item 15 — Exhibits and Financial Statement Schedules

PART II
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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year Ended
	Restated see
	Note 22

	December 31	December 25	December 27	December 28	December 29
	2005-	2004	2003	2002 (1)	2001

Net revenues	$76,672,003	$68,749,542	$67,080,108	$55,038,793	$48,796,110
Total operating costs and expenses	72,957,087	66,411,162	64,812,179	59,350,819	56,995,460

Income (loss) from operations	3,714,916	2,338,380	2,267,929	(4,312,026)	(8,199,350)
Non-operating income (expenses):
Gain from insurance settlement (2)	430,122	—	—	—	—
Interest income	53,921	17,543	20,836	114,152	222,349
Interest expense (including approximately $2,540,000, $2,127,000 and $517,000, in 2005, 2004 and 2003, of non-cash debt discount amortization and approximately $513,000 in non-cash reduction in interest expense for the decrease in the fair value of the warrant liability in 2005)	(4,640,558)	(4,563,729)	(2,828,327)	(1,722,990)	(652,530)

Loss before equity in loss of affiliated company and loss from discontinued operations	(441,599)	(2,207,806)	(539,562)	(5,920,864)	(8,629,531)
Equity in loss of affiliated company	—	—	—	(630,801)	—

Loss from continuing operations
before income taxes	(441,599)	(2,207,806)	(539,562)	(6,551,665)	(8,629,531)
Income taxes	(78,000)	—	—	—	—

Net loss from continuing operations	(519,599)	(2,207,806)	(539,562)	(6,551,665)	(8,629,531)
Loss from discontinued operations	(63,553)	(550,696)	(569,827)	(328,804)	—

Dividends on preferred stock	(700,675)	(708,159)	(626,956)	(696,541)	(812,205)

Net loss applicable to common stockholders	$(1,283,827)	$(3,466,661)	$(1,736,345)	$(7,577,010)	$(9,441,736)

Loss per common share
Basic and diluted, loss from continuing operations, including dividends on preferred stock	$(0.04)	$(0.10)	$(0.04)	$(0.32)	$(0.72)

Basis and diluted, net loss applicable to common stockholders	$(0.04)	$(0.11)	$(0.06)	$(0.34)	$(0.72)

Weighted average number of common shares outstanding	31,610,793	30,426,829	30,424,262	22,534,393	13,120,137

Cash dividends per common share	None	None	None	None	None

(1)	As discussed in Note 5 — Business Acquisitions Notes to the Consolidated Financial Statements included herein, effective June 30, 2002; the Company completed its business combination with Helix.

(2)	The gain from insurance settlement is from insurance proceeds and final payment resulting from 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.

BALANCE SHEET DATA:

	As of
	December 31	December 25	December 27	December 28		December 29
	2005	2004	2003	2002 (1)		2001

Total assets	$68,981,545	$59,422,361	$66,183,350	$64,996,870		$21,341,522

Working capital deficit	(3,118,353)	(4,898,459)	(2,330,035)	(10,231,372)		(738,562)
Long-term debt:
Long-term debt, net of current maturities	19,970,099	17,296,125	20,579,977	22,082,389	(2)	8,750,999
Convertible subordinated notes and subordinated notes, net of debt discount of $2,077,537, $5,443,879 and $7,423,596	6,222,463	2,056,121	76,404	—		—
Mandatorily redeemable convertible preferred stock	—	4,709,921	4,600,107	—		—

(1)	As discussed in Note 5 — Business Acquisitions, Notes to the Consolidated Financial Statements included herein, effective June 30, 2002, the Company completed its business combination with Helix.

(2)	Includes $110,890 of long-term debt of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
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
Also during the year, the Company completed a private placement of subordinated notes in the amount of $5.5 million, the proceeds of which were used to redeem the Series E Convertible Preferred Stock originally issued in August of 2003. (See Note 8— Subordinated Notes and Warrant Liability and Note 9— Mandatorily Redeemable Convertible Preferred Stock, Notes to the Consolidated Financial Statements included herein.)
On December 28, 2005 the Company and Siemens signed a term sheet with the intent to extend their relationship for an additional 5 years. The same day, Siemens provided the Company with an additional $5.0 million to be used to repay existing non-Siemens debts and for acquisitions. (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein and Liquidity and Capital Resources and Recent Developments below.).
Overall, the Company’s net loss decreased $2.2 million and income from operations increased $1.4 million from 2004 to 2005. These improvements were mostly attributable to the increase in the Company’s revenues of $7.9 million during the year combined with a strong control over operating expenses and a decrease in the fair value of the warrant liability due to the Company’s fluctuation in stock price. Management expects income from operations to continue improving as the Company’s revenues continue to increase.
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
Interest expense in 2005 increased approximately $77,000 or 1.7% over 2004. This increase is attributable to approximately $595,000 of interest (including the non-cash portion of approximately $389,000) on the $5.5 million financing that was completed in August 2005 and approximately $309,000 due to the impact of the higher interest rates on the Siemens Tranche D which is at prime plus 1%. These increases were offset in part by a decrease of interest on other existing balances due to repayments of principal and a non-cash reduction in interest expense that did not exist in 2004 of approximately $513,000 related to a decrease in the fair market value of the warrant liability caused by the decrease in the stock price during 2005 (See Note 8 — Subordinated Notes and Warrant Liability, Notes to the Consolidated Financial Statements included herein). The non-cash charge of $2.5 million included in the interest expense is $2.2 million in amortization of the debt discount related to the $7.5 million convertible subordinated notes (See Note 7 — Convertible Subordinated Notes, Notes to the Consolidated Financial Statements included herein) and $389,000 in amortization of the debt discount related to the $5.5 million subordinated notes (See Note 8 — Subordinated Notes and Warrant Liability, Notes to the Consolidated Financial Statement included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the 2005 interest on the Siemens Tranche A, B and C totaling $389,000 in 2005 as compared with $720,000 in 2004, which were paid through preferred pricing reductions from Siemens (See Note 6a — Long-Term Debt, Notes to the Consolidated Financial Statements included herein and Liquidity and Capital Resources below). Management expects interest expense will increase in 2006 over 2005 levels as a result of the additional $5 million loan from Siemens late in 2005 and a full year of 2006 interest relating to the $5.5 million subordinated notes issued in August of 2005. The interest expense could be affected by the use of the Siemens credit facility for acquisitions in 2006. Early payment or conversion of the $7.5 million convertible subordinated notes and/or the $5.5 million subordinated notes would result in acceleration of the debt discount amortization and therefore an increase in non-cash interest expense.

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
Net cash from operating activities in 2005 increased approximately $1.5 million compared to 2004, which is mainly attributable to the reduction of $2.2 million in the Company’s net loss from 2004 to 2005, partially offset by a reduction in interest expense of approximately $513,000 related to a decrease in the fair value of the warrant liability during 2005, which did not exist in 2004. Reductions in cash flows in 2005 from 2004 resulted from the timing in the collection of our December 2005 capitation payment of approximately $575,000 from Kaiser Permanente, collected in early January 2006 as opposed to December in 2004, and the payment of January rents before the end of the fiscal year in 2005 compared to after fiscal year end in 2004, due to the timing of the Company’s accounting calendar. These reductions were however offset by corresponding increases in cash flows from increases in accounts payable and accrued salaries, due to timing in payments.
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

	Payments due by period (000's)
		Less			More
		than 1	1 - 3	4 - 5	Than 5
Contractual obligations	Total	year	years	Years	years

	$	$	$	$	$
Long-term debt (1)	25,162	5,192	9,353	9,362	1,255
Convertible subordinated notes (3)	7,500	2,500	5,000	—	—
Subordinated notes	5,060	1,760	3,300	—	—

Subtotal of obligations recorded on balance sheet	37,722	9,452	17,653	9,362	1,255
Interest to be paid on long-term debt (2)	3,419	1,175	1,546	680	18
Interest to be paid on convertible subordinated notes (3)	928	512	416	—	—
Interest to be paid on subordinated notes	519	300	219	—	—
Operating leases	18,935	5,368	10,759	2,070	738
Employment agreements	3,903	1,135	1,868	900	—
Purchase obligations	1,356	756	600	—	—

Total contractual cash obligations	66,782	18,698	33,061	13,012	2,011

(1)	Approximately $16.5 million can be repaid through preferred pricing reductions from Siemens, including $3.0 million in less than 1 year and $5.8 in years 1-3, $5.8 in years 4-5 and $1.7 in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the February 10, 2006 amended and restated credit agreement with them. Interest repaid through preferred pricing reductions was $389,000 in 2005. (See Note 6a — Long-Term Debt, Note to the Consolidated Financial Statements included herein).

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
RECENT ACCOUNTING PRONOUNCEMENT
In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities beginning the first interim after December 15, 2005. The Company plans to implement SFAS 123 (R) on its effective date. Based on the outstanding number of employee stock options and excluding the impact of any future grants at December 31, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the financial statements is approximately $1,529,000 in 2005 (See Note 1 — Description of the Company and Summary of Significant Accounting Policies- stock-based compensation) and $930,000 in 2006. This additional expense will not affect the Company’s operating cash flows.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principal, unless it is impractical to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement in fiscal year 2006.

Item 8. Financial Statements and Supplementary Data

Page
Index to Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm	16

Consolidated Balance Sheets at December 31, 2005 and December 25, 2004	17

Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	18

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	19

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	21

Notes to Consolidated Financial Statements	23

Financial Statement Schedule:

II Valuation and Qualifying Accounts — For the years ended December 31, 2005 December 25, 2004 and December 27, 2003	47

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
As discussed in Note 22, the Company has restated certain amounts previously reported as of and for the years ended December 31, 2005.
BDO Seidman, LLP
West Palm Beach, Florida
March 17, 2006. (May 10, 2006 as to note 22
and the effects of the restatement)

HearUSA, Inc.
Consolidated Balance Sheets

	Restated see
	Note 22
	December 31,	December 25,
ASSETS (Note 6)	2005	2004

Current assets
Cash and cash equivalents	$6,706,944	$2,615,379
Restricted cash and cash equivalents (Note 2)	431,000	435,000
Accounts and notes receivable, less allowance for doubtful accounts of $413,386 and $373,583	6,715,933	5,997,245
Inventories	1,604,943	801,234
Prepaid expenses and other	1,627,407	557,435
Current assets held for sale	—	77,458

Total current assets	17,086,227	10,483,751
Property and equipment, net (Notes 3 and 6)	3,474,381	3,346,788
Goodwill (Notes 4 and 5)	36,394,959	33,210,380
Intangible assets, net (Notes 4 and 5)	11,440,345	11,094,169
Deposits and other	585,633	551,148
Long-term assets held for sale (Note 19)	—	736,125

	$68,981,545	$59,422,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,499,812	$6,644,600
Accrued expenses	2,344,419	2,424,147
Accrued salaries and other compensation	2,589,877	1,982,559
Current maturities of long-term debt (Note 6)	5,192,108	4,152,908
Current maturities of convertible subordinated notes, net of debt discount of $1,847,853 (Note 7)	652,147	—
Current maturities of subordinated notes, net of debt discount of $868,345 (Note 8)	891,655	—
Dividends payable (Notes 9 and 10C)	34,562	177,996

Total current liabilities	20,204,580	15,382,210

Long-term debt (Note 6)	19,970,099	17,296,125
Convertible subordinated notes, net of debt discount of $1,565,187 and $5,443,879 (Note 7)	3,434,813	2,056,121
Subordinated notes, net of debt discount of $512,350 (Note 8)	2,787,650	—
Warrant liability (Note 8)	1,347,217	—

Total long-term liabilities	27,539,779	19,352,246

Commitments and contingencies (Notes 3,6,7,9,11 and 15)	—	—

Mandatorily redeemable convertible preferred stock (Note 9)	—	4,709,921

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330,000 and $2,330,000, $1 par, 7,500,000 shares authorized (Note 10) Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding) (Note 10C)	233	233

Total preferred stock	233	233

Common stock: $0.10 par; 75,000,000 shares authorized: 31,893,200 and 30,060,690 shares issued (Notes 4,5,7,9,10 and 11)	3,189,320	3,006,069
Stock subscription (Note 10B)	(412,500)	(412,500)
Additional paid-in capital	121,934,658	120,197,937
Accumulated deficit	(103,252,279)	(101,968,452)
Accumulated other comprehensive income	2,262,895	1,639,838
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	21,237,186	19,977,984

	$68,981,545	$59,422,361

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended
	Restated see
	Note 22
	December 31,	December 25,	December 27,
	2005	2004	2003

Net revenues
Hearing aids and other products	$71,445,381	$63,227,775	$60,927,044
Services	5,226,622	5,521,767	6,153,064

Total net revenues	76,672,003	68,749,542	67,080,108

Operating costs and expenses
Hearing aids and other products	20,972,635	17,511,405	18,836,929
Services	1,793,944	1,718,287	128,759

Total cost of products sold and services	22,766,579	19,229,692	18,965,688
Center operating expenses	36,555,590	34,890,950	32,591,897
General and administrative expenses	11,660,725	10,218,283	10,470,717
Depreciation and amortization	1,974,193	2,072,237	2,783,877

Total operating costs and expenses	72,957,087	66,411,162	64,812,179

Income from operations	3,714,916	2,338,380	2,267,929
Non-operating income (expense):
Gain from insurance settlement	430,122	—	—
Interest income	53,921	17,543	20,836
Interest expense (including approximately $2,540,000, $2,127,000 and $517,000, in 2005, 2004 and 2003, of non-cash debt discount amortization and a non-cash reduction of approximately $513,000 in interest expense for the decrease in the fair value of the warrant liability)	(4,640,558)	(4,563,729)	(2,828,327)

Loss from continuing operations before income taxes	(441,599)	(2,207,806)	(539,562)

Income taxes	(78,000)	—	—

Net loss from continuing operations	(519,599)	(2,207,806)	(539,562)

Discontinued operations (Note 19) Gain on disposition of assets	332,470	—	—
Loss from discontinued operations	(396,023)	(550,696)	(569,827)

Net loss from discontinued operations	(63,553)	(550,696)	(569,827)

Net loss	(583,152)	(2,758,502)	(1,109,389)

Dividends on preferred stock (Notes 9 and 10C)	(700,675)	(708,159)	(626,956)

Net loss applicable to common stockholders	$(1,283,827)	$(3,466,661)	$(1,736,345)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.04)	$(0.10)	$(0.04)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.04)	$(0.11)	$(0.06)

Weighted average number of shares of common stock outstanding — (Notes 1, 10 and 11)	31,610,793	30,426,829	30,424,262

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock
Balance, beginning of year	233	$233	233	$233	4,796	$4,796
Exchange/redemption of preferred stock	—	—	—	—	(4,563)	(4,563)

Balance, end of year	233	$233	233	$233	233	$233

Common stock
Balance, beginning of year	30,060,676	$3,006,068	29,528,450	$2,952,845	24,457,055	$2,445,705
Exercise of employee stock options	130,000	13,000	6,250	625	20	2
Issuance of common stock for exchangeable shares	102,524	10,252	525,976	52,598	5,071,375	507,138
Warrant exercise	1,600,000	160,000	—	—

Balance, end of year	31,893,200	$3,189,320	30,060,676	$3,006,068	29,528,450	$2,952,845

Treasury stock
Balance, beginning of year	523,662	$(2,485,141)	523,662	$(2,485,141)	518,660	$(2,483,441)
Purchase of treasury stock	—	—	—	—	5,002	(1,700)

Balance, end of year	523,662	$(2,485,141)	523,662	$(2,485,141)	523,662	$(2,485,141)

Stock subscription
Balance, beginning of year		$(412,500)		$(412,500)		$(412,500)

Balance, end of Year		$(412,500)		$(412,500)		$(412,500)

Additional paid-in capital:
Balance, beginning of year		$120,197,937		$120,226,050		$117,314,681
Exchange/redemption of preferred stock, including issuance costs		—		—		(4,759,324)
Value of warrants and beneficial conversion feature issued with convertible subordinated notes payable		—		—		7,708,229
Value of warrants issued with debt		—		—		429,339
Exercise of employee stock options		55,000		3,563		13
Issuance of common stock for exchangeable shares		(10,252)		(52,598)		(507,138)
Proceeds of Board of Directors’ stock		—		—		40,250
Exercise of warrants		1,665,000		—		—
Consulting expense		26,973		12,672
Compensation expense		—		8,250		—

Balance, end of year		$121,934,658		$120,197,937		$120,226,050

     See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended
	Restated see Note 22
	December 31, 2005	December 25, 2004	December 27, 2003
	Amount	Amount	Amount
Accumulated deficit:
Balance, beginning of year	$(101,968,452)	$(98,501,791)	$(96,765,446)
Net loss	(583,152)	(2,758,502)	(1,109,389)
Dividends on preferred stock	(700,675)	(708,159)	(626,956)

Balance, end of year	$(103,252,279)	$(101,968,452)	$(98,501,791)

Accumulated other comprehensive income:
Balance, beginning of year	$1,639,838	$1,033,616	$462,825
Foreign currency translation adjustment	623,057	606,222	570,791

Balance, end of year	$2,262,895	$1,639,838	$1,033,616

Comprehensive income (loss):
Net loss	$(583,152)	$(2,758,502)	$(1,109,389)
Foreign currency translation adjustment	623,057	606,222	570,791

Comprehensive income (loss)	$39,905	$(2,152,280)	$(538,598)

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	Restated see
	Note 22
	December 31,	December 25,	December 27,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(583,152)	$(2,758,502)	$(1,109,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt discount amortization	2,540,120	2,127,054	516,992
Depreciation and amortization	1,974,193	2,072,237	2,783,877
Interest on Siemens Tranche D	964,361	655,568	710,027
Provision for doubtful accounts	354,107	430,454	801,303
Loss from discontinued operations	63,553	550,696	569,827
Consulting expense	26,969	12,672	—
Principal payments on long-term debt made through preferred pricing reductions	(2,922,537)	(2,920,804)	(2,920,804)
(Gain) loss on disposition of equipment	(50,650)	53,836	648
Decrease in fair value of warrant liability	(513,293)	—	—
Executive compensation expense	—	8,250	—
(Increase) decrease in:
Accounts and notes receivable	(982,851)	(467,068)	(842,031)
Inventories	(862,815)	99,475	(6,532)
Prepaid expenses and other	(606,766)	636,835	124,212
Increase (decrease) in:
Accounts payable and accrued expenses	1,632,714	(361,241)	(4,671,611)
Accrued salaries and other compensation	595,860	261,810	(123,107)

Net cash provided by (used in) continuing activities	1,629,813	401,272	(4,166,588)
Net cash provided by (used in) discontinued operations	(113,457)	(356,598)	(666,013)

Net cash provided by (used in) operating activities	1,516,356	44,674	(4,832,601)

Cash flows from investing activities
Purchase of property and equipment	(1,184,400)	(342,767)	(221,854)
Capital expenditures from discontinued operations	(13,332)	(39,906)	(46,025)
Proceeds from sale of discontinued operations	1,101,385	104,628	1,880,244
Business acquisitions	(1,589,411)	—	(251,533)

Net cash provided by (used in) investing activities	(1,685,758)	(278,045)	1,360,832

Cash flows from financing activities
Proceeds from issuance of long-term debt	5,000,000	—	3,500,000
Proceeds from subordinated notes, net of issuing cost of $330,000	5,170,000	—	—
Proceeds from convertible notes, net of issuing costs of $266,000	—	500,000	8,734,000
Payments on long-term debt from discontinued operations	—	—	(29,822)
Principal payments on long-term debt	(1,708,256)	(3,310,477)	(1,160,696)
Principal payments on subordinated notes	(440,000)	—	—
Principal payments on convertible subordinated notes	—	—	(2,000,000)
Acquisition of treasury stock	—	—	(1,700)
Exchange and redemption of capital stock	(4,928,041)	—	(200,877)
Proceeds from exercise of employee stock options	68,000	4,189	15
Proceeds from Board of Director sale of stock	—	—	40,250
Proceeds from the exercise of warrants	1,825,000	—	—
Dividends on preferred stock	(770,196)	(1,149,048)	(1,076,317)

Net cash provided by (used in) financing activities	4,216,507	(3,955,336)	7,804,853

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	Restated see
	Note 22

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
Subordinated Notes, Warrants, Amortization of Debt Discount and Fair Value Determination
In August 2005 the Company issued subordinated notes that included the issuance of warrants. The Company has agreed to register the common shares underlying the warrant shares and to maintain such registration so that the Warrant holders may sell their shares if the Note Warrants are exercised. These financing transactions are recorded in accordance with Emerging Issues Task Force Issue No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” Accordingly, the liability created by the Company’s agreement to register and keep the underlying shares registered during the three year period has been recorded as a warrant liability using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period are included in income as interest expense
Advertising Costs
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
Stock-based compensation-Restated
The Company has granted stock options to employees and directors under stock option plans that are more fully described in Note 10. The Company accounts for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost has been reflected in net loss, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (See Note 18 — Recent Accounting Pronouncement):

	Restated
	December 31,	December 25,	December 27,
	2005	2004	2003

Loss applicable to common stockholders
As reported	$(1,283,827)	$(3,466,661)	$(1,736,345)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,529,000)	(887,000)	(447,000)

Pro forma, net loss	$(2,812,827)	$(4,353,661)	$(2,183,345)

Loss per share
Net loss applicable to common stockholders per common share — basic and diluted	$(0.04)	$(0.11)	$(.06)

Net loss applicable to common stockholders per common share — basic and diluted —pro forma	$(0.09)	$(0.14)	$(.07)

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
Restricted cash and cash equivalents was pledged as collateral to a financial institution for automated clearing house exposure.
3. Property and Equipment and Leases
Property and equipment consists of the following:

	Range of	December 31,	December 25,
	Useful Lives	2005	2004

Equipment, furniture and fixtures	5 -10 years	$10,868,588	$10,305,606

Leasehold Improvements	5 -10 years	7,665,710	7,391,414

Computer systems	3 years	4,806,302	4,435,117

Construction in progress	N/A	34,583	23,498

		23,375,183	22,155,635

Less accumulated depreciation and amortization		19,900,802	18,808,847

		$3,474,381	$3,346,788

Total estimated future depreciation expense for the Company’s current property and equipment are as follows:

Amount
2006	$1,095,000
2007	779,000
2008	583,000
2009	334,000
2010	227,000
Thereafter	134,000
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

6. Long-term Debt (Also see Notes 7 and 8)
Long-term debt consists of the following, before and after reflecting the new amended and restated agreements signed on February 10, 2006 with Siemens — See a) below:

	Before	After
	December 31,	December 31,	December 25,
	2005	2005	2004
Notes payable to a Siemens — see (a) below:

Tranche A	$1,299,984	$2,239,851	$3,599,988

Tranche B	39,867	—	62,400

Tranche C	900,000	20,875,256	1,500,000

Tranche D (including accrued interest of $1,298,865 and $1,813,971)	14,298,865	—	13,590,284

Tranche E	1,576,391	—	2,171,329

Tranche F	5,000,000	—	—

Other	—	—	91,685

Total notes payable to Siemens	23,115,107	23,115,107	21,015,686

Notes payable to others	2,047,100	2,047,100	433,347

	25,162,207	25,162,207	21,449,033

Less current maturities	5,192,108	5,392,253	4,152,908

	$19,970,099	$19,769,954	$17,296,125

The approximate aggregate maturities on long-term debt obligations in years subsequent to 2005 are as follows:

Amount
2006	$5,192,000
2007	4,820,000
2008	4,533,000
2009	4,320,000
2010	5,042,000
Thereafter	1,255,000
a)	On December 7, 2001, the Company obtained a secured credit facility from Siemens comprised of (a) a $10,875,000 secured five-year term loan credit facility (the Tranche A Loan); (b) a $25,000,000 secured five-year revolving loan credit facility (the Tranche B Loan); (c) a $3,000,000 secured five-year term loan facility (the Tranche C Loan) and (d) a $13,000,000 secured five-year term loan credit facility (the Tranche D Loan). On March 14, 2003, the Company obtained an additional $3,500,000 secured five-year term loan from Siemens bearing interest at a rate of 10% annually (the Tranche E Loan). The Tranche E Loan was obtained pursuant to an amendment to the Company’s credit agreement with Siemens and is otherwise subject to the terms and conditions of the credit agreement and related security agreement. On December 28, 2005, the Company obtained an additional $5,000,000, bearing interest at prime plus 1% and having a five-year term (the Tranche F Loan). The Tranche F loan was obtained pursuant to a term sheet signed on December 28, 2005, which indicates the intention of both parties to extend their relationship and amend and restate the existing credit, supply and security agreements for an additional five years. At December 31, 2005 $1,299,984, $39,867, $900,000, $14,298,865, $1,576,391 and $5,000,000, representing principal on the Tranche A, Tranche B, Tranche C, Tranche D, Tranche E and Tranche F Loans, respectively, were outstanding.

On February 10, 2006, HearUSA, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties have restructured the outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million, including the currently outstanding $23.1 million, and is structured in three tranches.
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
			—

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
8. Subordinated Notes and Warrant Liability-Restated
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock expiring on November 22, 2008. The Note Warrants to purchase 1,124,970 shares) are exercisable subsequent to August 22, 2005 at $2.00 per share and the remaining Warrants to purchase 374,990 shares, are exercisable after January 1, 2006 at $2.00 per share. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7 percent per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock (See Note 9 — Mandatorily Redeemable Convertible Preferred Stock). The Company has agreed to register the common shares underlying the warrant shares during the three year period ending September 2008 and to maintain such registration so that the Warrant holders may sell their shares if the Note Warrants are exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three year period was originally recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period are included in income as interest expense. As the holders exercise their Note Warrants the applicable portion of the liability will be reclassified to additional paid in capital. The notes are subordinate to the Siemens notes payable.
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method.
In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were originally valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three year term of the notes.
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
At December 31, 2005, the fair value of the Note Warrants, using a Black-Scholes option pricing model resulted in a decrease in the fair value of the warrant liability of approximately $513,000 which was recorded as a reduction in interest expense.
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
The following table summarizes the transactions of the Company’s employee stock option plans:

	Year Ended

	December 31, 2005		December 25, 2004		December 27, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,296,987	$1.49	3,387,755	$1.78	2,168,290	$3.04
Granted	360,000	$1.63	2,495,000	$1.36	1,785,000	$0.46
Exercised	130,000	$.52	6,250	$.67	20	$0.77
Forfeited	268,217	$4.66	592,018	$2.69	565,515	$2.47

Outstanding at end of year	5,258,770	$1.36	5,296,987	$1.49	3,387,755	$1.78

Exercisable at end of year	2,265,944		1,538,540		1,418,012

Weighted average fair value of options granted during year	$1.35		$1.20		$0.37

The following table summarizes information about fixed employee stock options outstanding at December 31, 2005:

		Weighted
		Average	Weighted	Options	Weighted
		Remaining	Average	Exercisable	Average
	Options	Contractual	Exercise	At December 31,	Exercise
Range of Exercise Price	Outstanding	Life	Price	2005	Price

$.35 - $.77	1,762,900	6.2	$0.50	996,023	$.55
$.78 - $2.00	3,046,730	8.5	$1.36	877,031	$1.30
$2.01 - $5.40	294,511	5.2	$3.14	238,261	$3.34
$5.41 - $8.75	141,269	1.3	$7.20	141,269	$7.21
$8.76 - $18.75	13,360	1.3	$15.90	13,360	$15.91

	5,258,770			2,265,944

The stock options are exercisable in the following years:

2006	3,366,770
2007	1,093,750
2008	708,250
2009	90,000

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
As mentioned in Note 19 — Discontinued Operations, on July 15, 2003, the Company sold its three Quebec subsidiaries to private entities owned and controlled by Steve Forget, a former Helix officer and director. Mr. Forget served as an officer of HearUSA until October 2002 and as a director until May 2003. Prior to the disposition, the Quebec subsidiaries provided management services to a single client, Forget & Sauvé, audioprothesistes, s.e.n.c. operating under the name Le Groupe Forget (“ Le Groupe Forget “). Le Groupe Forget is controlled by Steve Forget. Le Groupe Forget operates a network of 16 hearing healthcare centers in the Province of Quebec. The services provided to Le Groupe Forget by the Quebec subsidiaries included inventory purchasing and management, office service support, general administration and patient management software and related training. The aforementioned services were rendered to Le Groupe Forget by the Quebec subsidiaries pursuant to management agreements entered into by each of the subsidiaries and Le Groupe Forget. During the year ended, December 27, 2003 revenues of approximately $2,559,000 were earned from services to Le Groupe Forget. These revenues are presented, net of related expenses, under Discontinued Operations in the Consolidated Statements of Operations.
14. Income Taxes-Restated
The components of loss before discontinued operations are as follows:

	Restated
	2005	2004	2003

Domestic	$(1,425,000)	$(3,142,000)	$(727,000)
Foreign	905,000	934,000	187,000

Total loss before loss of discontinued operations	$(520,000)	$(2,208,000)	$(540,000)

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

Deferred tax assets (liabilities) are comprised of the following:

	Restated
	2005	2004

Depreciation	$1,367,000	$1,285,000
Allowance for doubtful accounts	142,000	129,000
Joint Venture	(881,000)	(985,000)
Beneficial conversion feature	(775,000)	(1,236,000)
Decrease in fair value of warrant liability	(193,000)	—
Amortization	(1,321,000)	(184,000)
Other	364,000	279,000
Net operating loss carryforwards	28,452,000	28,441,000

	27,155,000	27,729,000
Less valuation allowance	(27,155,000)	(27,729,000)

Net deferred tax asset	$—	$—

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
The provision for income taxes on loss from continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	Restated
	2005	2004	2003

Provision at Federal statutory rate	$(177,000)	$(751,000)	$(183,000)
State income taxes, net of Federal income tax effect	(16,000)	(80,000)	(20,000)
Nondeductible expenses	32,000	29,000	23,000

Changes in valuation allowance	574,000	802,000	256,000
Other	(335,000)	—	(76,000)

Income tax provision	$78,000	$—	$—

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
16. Quarterly Financial Data (Unaudited)

			Restated	Restated
Year Ended	First	Second	Third	Fourth
December 31, 2005	Quarter	Quarter	Quarter	Quarter

Net revenues	$19,030,585	$19,058,460	$19,615,555	$18,967,403
Operating costs and expenses	18,015,611	17,863,348	18,353,874	18,724,254

Income (loss) from operations	1,014,974	1,195,112	1,261,681	243,149

Net income (loss) applicable to common stockholders	$(445,068)	$154,076	$(164,453)	$(828,382)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders- basic and diluted	$(0.01)	$0.00	$0.00	$(0.03)

Net loss applicable to common stockholders per common share - basic and diluted (Note 1)	$(0.01)	$0.00	$0.00	$(0.03)

Year Ended	First	Second	Third	Fourth
December 25, 2004	Quarter	Quarter	Quarter	Quarter

Net revenues	$16,048,307	$17,190,923	$17,535,395	$17,974,917
Operating costs and expenses	16,228,093	16,713,585	16,316,981	17,152,503

Income (loss) from operations	(179,786)	477,338	1,218,414	822,414

Net income (loss) applicable to common stockholders	$(1,615,869)	$(948,008)	$(233,413)	$(669,371)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders- basic and diluted	$(0.05)	$(0.03)	$(0.01)	$(0.02)

Net loss applicable to common stockholders per common share - basic and diluted (Note 1)	$(0.05)	$(0.03)	$(0.01)	$(0.02)

a) In the third quarter of 2005 an adjustment was made to record an increase in the amount of the warrant liability of approximately $76,000 which was recorded as an increase in interest expense.
b) The fourth quarter of 2005 has been restated for the decrease in the amount of the warrant liability of approximately $598,000 which was recorded as a decrease in interest expense.

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
18. Recent Accounting Pronouncements
In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS No. 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public entities the beginning of the first interim period that begins after December 15, 2005. The Company plans to implement SFAS 123 (R) on its effective date. Based on the outstanding number of employee stock options and excluding the impact of any future grants at December 15, 2005, the total stock-based employee compensation expense determined under the fair value method that would be reflected in the consolidated financial statements is approximately $1,529,000 in 2005 (See Note 1 Description of the Company and Summary of Significant Accounting Policies- stock-based compensation) and $930,000 in 2006. This additional expense will not affect the Company’s operation cash flows.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principal, unless it is impractical to do so. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement in fiscal year 2006.
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
The operating results of Quebec are presented as discontinued operations. The sale resulted in a loss on disposal of approximately $105,000. Net revenues of the discontinued operations for the years ended December 27, 2003 were approximately $2.6 million. Net losses from discontinued operations applicable to common stockholders per common shares-basic and diluted were $ (0.01) for 2003. Pre-tax net losses of the discontinued operation were approximately $96,000 and $158,000, for the 2003 period through disposal.
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
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	2005	2004	2003

General and administrative expense	$11,661,000	$10,218,000	$10,471,000
Deprecation and amortization	$205,000	$174,000	$779,000

“Corporate” loss from operations	$11,866,000	$10,392,000	$11,250,000

Information concerning geographic areas:
As of and for the Years Ended December 31, 2005 and December 25, 2004

	United States	Canada	United States	Canada
	2005	2005	2004	2004
	$	$	$	$
Hearing aid and other product revenues	63,500,000	7,945,000	56,743,000	6,485,000
Service revenues	4,835,000	392,000	5,212,000	310,000
Long-lived assets	41,587,000	10,308,000	39,235,000	9,704,000
Total assets	55,771,000	13,211,000	47,658,000	11,764,000
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
22. Restatement
The Company is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, to correct an error relating to the valuation of the warrant liability appearing on the consolidated balance sheets. This liability arose as a result of the Company’s agreement to register the common shares underlying certain warrants and keep them registered during the three year term of the warrants. The Company is required to value this liability based on the fair value of the warrants using a Black-Scholes option pricing model. Changes in fair value of the warrant liability from period to period must be recorded as reductions or additions to interest expense. As the warrant holders exercise the warrants, the applicable portion of the remaining liability is reclassified to additional paid in capital. For the 2005 fiscal year, the Company originally recorded $1.9 million related to the warrant liability. Due to the fluctuation in the Company’s common stock price at the end of 2005 the warrant liability should have been reduced to approximately $1.3 million and the Company should have reduced interest expense by approximately $513,000 in its consolidated statements of operations. Instead the Company recorded an increase of approximately $9,000. The correction of this error resulted in an increase to the previously reported warrant liability balance at October 1, 2005 and an increase of the previously reported interest expense for the quarter ended October 1, 2005 of approximately $76,000. The correction of this error also resulted in a decrease to the previously reported warrant liability balance at December 31, 2005 and decrease of the previously reported interest expense for the quarter ended December 31, 2005 of approximately $598,000. These corrections resulted in a reduction of the net loss applicable to common stockholders previously reported of approximately $1.8 million to approximately $1.3 million for the year ended December 31, 2005.

HearUSA Inc.
Schedule II — Valuation and Qualifying Accounts

			Restated	Restated
	Balance at			Balance at
	Beginning			End
	Of Period	Additions	Deductions	Of Period

December 31, 2005
Allowance for doubtful accounts	$373,583	$354,107	$(314,304)	$413,386
Allowance for sales returns (1)	$425,116	$17,287	$(1,818)	$440,585
Valuation allowance	$27,729,000	$—	$(574,000)	$27,155,000

December 25, 2004
Allowance for doubtful accounts	$490,881	$430,454	$(547,752)	$373,583
Allowance for sales returns	$445,147	$71,061	$(91,092)	$425,116
Valuation allowance	$28,531,000	$—	$(802,000)	$27,729,000

December 27, 2003
Allowance for doubtful accounts	$578,323	$801,303	$(888,745)	$490,881
Allowance for sales returns	$789,539	$32,830	$(377,222)	$445,147
Valuation allowance	$28,787,000	$—	$(256,000)	$28,531,000

(1)	Allowance for sales returns is included in accounts payable on the Consolidated Balance Sheets.

Item 9A. Controls and Procedures
In connection with the preparation and filing of this Amendment No. 1 to the Company’s annual report on Form 10-K/A, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. Management reviewed in particular the Company’s procedures relating to the calculation of the warrant liability described, and the related restatement reflected in, this Form 10-K/A (see, especially, Note 8 to Notes to Consolidated Financial Statements). In light of the restatement necessitated by the error in the calculation of the warrant liability, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective. The Company is currently evaluating steps that it can take to remediate any deficiencies in its disclosure controls and procedures, especially as they may relate to the calculation and documentation of warrant liability and other related matters.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV
Item 15.     Exhibits, Financial Statement Schedules, and Report on Form 8-K
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(i)	Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004. Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(ii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(iv)	Notes to Consolidated Financial Statements
(2)	Financial statement schedule:
Schedule II     Valuation and Qualifying Accounts
(3)	Exhibits:
2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#

10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#

10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#

10.4	Employment Agreement, dated August 31, 2005 with Dr. Paul A. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#

10.5	Employment Agreement, dated August 31, 2005 with Stephen J. Hansbrough (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#

10.6	Employment Agreement, dated August 31, 2005 with Gino Chouinard (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#

10.7	Employment Agreement, dated August 31, 2005 with Ken Schofield (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#

10.8	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#

10.9	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)

10.10	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)

10.11	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)

10.12	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)#

10.13	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).

10.14	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).

10.15	Purchase Agreement dated August 19, 2005 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).

10.16	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated August 19, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).

10.17	Asset Purchase Agreement dated June 15, 2005, between HearUSA, Inc. and Sonus-USA, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005).

21	List of Subsidiaries*

23	Consent of the Independent Public Accountants

31.1	CEO Certification, pursuant to Section 30 2 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	Denotes compensatory plan or arrangement for Company officer or director.

*	Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc. (Registrant)
Date: May 11, 2006	By:	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
President and Chief Executive Officer