Form 10-Q
period 2006-04-01
HEARUSA INC
filed 2006-05-16
CIK 821536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
          On April 25, 2006, 31,379,538 shares of the Registrant’s Common Stock and 780,358 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	April 1, 2006 and December 31, 2005	3

	Consolidated Statements of Operations
	Three months ended April 1, 2006 and April 2, 2005	4

	Consolidated Statements of Cash Flows
	Three months ended April 1, 2006 and April 2, 2005	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 6.	Exhibits	26

	Signatures	28

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets

	April 1,	December 31,
	2006	2005

	(unaudited)
ASSETS (Note 4)

Current assets
Cash and cash equivalents	$4,117,615	$6,706,944
Restricted cash and cash equivalents	444,850	431,000
Accounts and notes receivable, less allowance for doubtful accounts of $446,781 and $413,386	5,985,300	6,715,933
Inventories	2,068,548	1,604,943
Prepaid expenses and other	1,557,413	1,627,407

Total current assets	14,173,726	17,086,227
Property and equipment, net	3,619,686	3,474,381
Goodwill (Note 3)	38,956,076	36,394,959
Intangible assets, net	11,341,185	11,440,345
Deposits and other	571,666	585,633

Total Assets	$68,662,339	$68,981,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,798,690	$8,499,812
Accrued expenses	2,465,513	2,344,419
Accrued salaries and other compensation	2,396,953	2,589,877
Current maturities of long-term debt	5,447,565	5,192,108
Current maturities of convertible subordinated notes, net of debt discount of $1,676,556 and $1,847,853	823,444	652,147
Current maturities of subordinated notes, net of debt discount of $742,591 and $868,345	1,017,409	891,655
Dividends payable	34,950	34,562

Total current liabilities	19,984,524	20,204,580

Long-term debt (Notes 3 and 4)	20,130,829	19,970,099
Convertible subordinated notes, net of debt discount of $1,203,082 and $1,565,187 (Note 5)	3,171,917	3,434,813
Subordinated notes, net of debt discount of $382,007 and $512,350 (Note 6)	2,477,993	2,787,650
Warrant liability (Note 6)	1,175,550	1,347,217

Total long-term liabilities	26,956,289	27,539,779

Commitments and contingencies	—	—

Stockholders’ equity (Note 7)
Preferred stock (aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233

Common stock: $.10 par; 75,000,000 shares authorized 31,903,200 and 31,893,200 shares issued	3,190,320	3,189,320
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	122,173,005	121,934,658
Accumulated deficit	(102,982,250)	(103,252,279)
Accumulated other comprehensive income	2,237,859	2,262,895
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	21,721,526	21,237,186

Total Liabilities and Stockholders’ Equity	$68,662,339	$68,981,545

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended April 1, 2006 and April 2, 2005

	April 1,	April 2,
	2006	2005

	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$20,289,349	$17,597,626
Services	1,367,965	1,432,959

Total net revenues	21,657,314	19,030,585

Operating costs and expenses
Hearing aids and other products (Note 4)	6,112,568	4,917,507
Services	372,783	447,775

Total cost of products sold and services	6,485,351	5,365,282
Center operating expenses	9,767,320	9,203,466
General and administrative expenses (including approximately $233,000 non-cash employee stock-based compensation expense in 2006) (Notes 1 and 7)	3,239,204	2,963,956
Depreciation and amortization	492,145	482,907

Total operating costs and expenses	19,984,020	18,015,611

Income from operations	1,673,294	1,014,974
Non-operating income (expense):
Gain from insurance proceeds	57,157	—
Interest income	22,825	12,683
Interest expense (including approximately $726,000 and $568,000 of non-cash debt discount amortization and approximately $172,000 in non-cash reduction in interest expense for the decrease in the fair value of the warrant liability) (Notes 4, 5 and 6)	(1,410,147)	(1,183,617)

Income (loss) from continuing operations before income taxes	343,129	(155,960)
Income taxes	(38,150)	—

Net income (loss) from continuing operations	304,979	(155,960)
Loss from discontinued operations (Note 2)	—	(95,478)

Net income (loss)	304,979	(251,438)
Dividends on preferred stock	(34,950)	(193,630)

Net income (loss) applicable to common stockholders	$270,029	$(445,068)

Net income (loss) from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic	$0.01	$(0.01)

Net Income (loss) from continuing operations, including dividends on preferred stock, applicable to common stockholders — diluted	$0.01	$(0.01)

Net income (loss) applicable to common stockholders per common share — basic	$0.01	$(0.01)

Net income (loss) applicable to common stockholders per common share — diluted	$0.01	$(0.01)

Weighted average number of shares of common stock outstanding — basic	32,159,902	30,516,331

Weighted average number of shares of common stock outstanding — diluted	38,825,085	30,516,331

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended April 1, 2006 and April 2, 2005

	April 1,	April 2,
	2006	2005

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$304,979	$(251,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt discount amortization	725,682	568,223
Depreciation and amortization	492,145	482,907
Interest on Siemens Tranche C	296,163	206,085
Employee stock-based compensation	232,605	—
Provision for doubtful accounts	91,000	99,644
Loss from discontinued operations	—	95,478
Consulting expense	6,740	6,740
Loss (gain) on the disposition of property and equipment	5,668	(60,437)
Principal payments on long-term debt made through preferred pricing reductions	(730,000)	(730,201)
Decrease in fair value of warrant liability	(171,667)	—
Other	(13,552)	—
(Increase) decrease in:
Accounts and notes receivable	634,809	197,612
Inventories	(463,598)	160,832
Prepaid expenses and other	108,894	(565,131)
Increase (decrease) in:
Accounts payable and accrued expenses	(516,988)	(319,345)
Accrued salaries and other compensation	(192,509)	115,085

Net cash provided by continuing operations	810,371	6,054
Net cash used in discontinued operations	—	(55,823)

Net cash provided by (used in) operating activities	810,371	(49,769)

Cash flows from investing activities
Purchase of property and equipment	(445,039)	(189,696)
Capital expenditures from discontinued operations	—	(10,851)
Business acquisitions	(1,426,846)	—

Net cash used in investing activities	(1,871,885)	(200,547)

Cash flows from financing activities
Principal payments on long-term debt	(421,951)	(206,094)
Principal payments on convertible subordinated notes	(625,000)	—
Principal payments on subordinated notes	(440,000)	—
Proceeds from the exercise of warrants	—	1,725,000
Dividends paid on preferred stock	(34,950)	(265,430)

Net cash provided by (used in) financing activities	(1,521,901)	1,253,476

Effects of exchange rate changes on cash	(5,914)	13,900

Net increase (decrease) in cash and cash equivalents	(2,589,329)	1,017,060
Cash and cash equivalents at beginning of period	6,706,944	2,615,379

Cash and cash equivalents at end of period	$4,117,615	$3,632,439

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended April 1, 2006 and April 2, 2005

	April 1,	April 2,
	2006	2005

	(unaudited)	(unaudited)
Supplemental disclosure of cash flows information:
Cash paid for interest	$434,000	$266,000

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt through preferred pricing reductions	$730,000	$730,201

Issuance of notes payable in exchange for business acquisitions	$1,272,000	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA, Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized in 1986. As of April 1, 2006, the Company has a network of 138 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal year
The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. 2005 included 53 weeks with the additional week included in the first quarter of 2005. The next year with 53 weeks will be 2011.
Net income (loss) per common share
Net income (loss) per common share is calculated in accordance with SFAS No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) per common share – basic is based on the weighted average number of common shares outstanding during the year. Net income per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Common stock equivalent for convertible subordinated notes and preferred stock, outstanding options and warrants to purchase common stock of 10,142,230 were excluded from the computations of net loss per common share — diluted at April 2, 2005 because the effect of their inclusion would be anti-dilutive.
For purposes of computing net income (loss) per common share – basic and diluted, for the quarters ended April 1, 2006 and April 2, 2005, the weighted average number of shares of common stock outstanding includes the effect of the 780,358 and 866,347, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.

HearUSA, Inc
Notes to Consolidated Financial Statements
Components of comprehensive income (loss) are as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005

Net income (loss) for period	$304,979	$(251,438)
Other comprehensive income:
Foreign currency translation adjustments	(25,036)	86,099

Comprehensive loss for the period	$279,943	$(165,339)

Stock-based compensation
On January 1, 2006, we adopted Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the Company’s instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,“, and generally requires that such transactions be accounted for using a fair-value based method and recognized as expenses in our consolidated financial statements.
We adopted SFAS 123(R) using the modified prospective transition method which requires the application of accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). (See Note 7 - Stock-based Benefit Plans)
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.”, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). This additional expense is non-cash and does not affect the Company’s cash flows.
Reclassifications
Certain amounts in the 2005 consolidated financial statements have been reclassified in order to conform to the 2006 presentation.
2. Discontinued Operations
In June 2005, the Company sold the assets of a group of hearing care centers in the states of Minnesota, Washington and Wisconsin, including goodwill, customer list and selected assets with a net book value of approximately $735,000, for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $365,000.
The assets sold and related operating results have been presented as discontinued operations and the consolidated financial statements have been reclassified to segregate the assets and operating results for all periods presented in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The assets and operating expenses of these hearing care centers sold were reported under the center segment.

HearUSA, Inc
Notes to Consolidated Financial Statements
Net revenues, pre-tax net losses and net loss from discontinued operations applicable to common stockholders — basic and diluted of the discontinued operations for the three months April 2, 2005 were approximately as follows:

Three months ended
April 2, 2005
Net revenues of discontinued operations	$1,038,000

Pre-tax net losses of discontinued operations	$95,478

Net loss from discontinued operations applicable to common stockholders — basic and diluted	$(0.00)

3. Business Acquisitions
During 2006, the Company acquired the assets of five hearing care centers in New Jersey, California and Florida in three separate transactions. Consideration paid was cash of approximately $1.4 million and notes payable in the amount of approximately $1.3 million. The acquisitions resulted in additions to goodwill of approximately $2.6 million, fixed assets of approximately $16,000 and customer lists and non-compete agreements of approximately $88,000. The notes payable bear interest at rates varying from 5% to 6.5% and are payable in quarterly installments of $77,400 plus accrued interest, through March 2010. In connection with these acquisitions, the Company drew approximately $890,000 from its acquisition line of credit with Siemens (Tranche B). This draw was made after the end of the quarter.
4. Long-term Debt (also see Notes 5 and 6)
Long-term debt consists of the following:

	April 1,	December 31,
	2006	2005
	(unaudited)
Notes payable to a Siemens — see (a) below:
Tranche A	$1,509,851	$2,239,851
Tranche B (Note 3)	—	—
Tranche C (includes $1,596,831 and $1,298,865 of accrued interest)	21,039,223	20,875,256

Total notes payable to Siemens	22,549,074	23,115,107
Notes payable to others (Note 3)	3,029,320	2,047,100

	25,578,394	25,162,207
Less current maturities	5,447,565	5,192,108

	$20,130,829	$19,970,099

The approximate aggregate maturities on long-term debt obligations for the twelve months ended are as follows:

		Payable Through
	Payable in Cash	Preferred Pricing	Total Amount
First quarter of 2007	$2,528,000	$2,920,000	$5,448,000
First quarter of 2008	2,178,000	2,920,000	5,098,000
First quarter of 2009	1,771,000	2,920,000	4,691,000
First quarter of 2010	1,692,000	2,920,000	4,612,000
First quarter of 2011 and thereafter	1,684,000	4,045,000	5,729,000

Total	9,853,000	15,725,000	25,578,000

Approximately $15.7 million of long-term debt can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year.
On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties restructured the then outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million of which $23.1 million is outstanding at April 1, 2006. The new facility is structured in three tranches.

HearUSA, Inc
Notes to Consolidated Financial Statements
Tranche A, with a principal balance at the closing date of approximately $2.2 million and interest of 10% per annum, is payable in quarterly installments of $730,000 plus interest thereon which began in the first quarter of 2006. These quarterly payments are subject to rebate credits as described below. This note is a consolidation of the old Tranches A, B and C.
Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit, less any amounts then outstanding under Tranche A and Tranche C.
Tranche C, which is a consolidation of the old Tranches D, E and F, has a principal balance on the closing date of approximately $20.9 million at an interest rate of prime plus 1% per annum, and is payable in quarterly installment payments of $730,000 plus interest commencing with the fourth quarter of 2006. Quarterly payments are subject to rebate credits as described below. Additional loans may be made to the Company under Tranche C for certain acquisitions. In addition, the Company is required to make monthly installments of principal and interest of $130,000 which began February 2006. These monthly installment payments are intended to repay approximately $6.6 million of the Tranche C principal balance.
The remaining principal balance of Tranche C, as well as Tranche A and Tranche B, with interest, will continue to be eligible for repayment utilizing rebates (preferred pricing reductions) on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement certain percentages of hearing aids it sells. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of any proceeds from equity offerings the Company may complete. The payment for 2006 based on 2005 excess cash flow is approximately $300,000 and was made in April 2006.
The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C during each of the quarters ended 2006 and 2005:

	April 1, 2006	April 2, 2005

Preferred pricing reductions recorded as a reduction of cost of products sold	$779,000	$832,000

Portion applied against quarterly principal payments	$(730,000)	$(730,000)
Portion applied against quarterly interest payments	(49,000)	(102,000)

	$(779,000)	$(832,000)

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
Substantially all of the Company’s assets collateralize the Siemens notes payable.
5. Convertible Subordinated Notes
In December 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with warrants to purchase 2,642,750 shares of the Company’s common stock. The remaining warrants to purchase 500,000 shares were exercisable after May 31, 2005 at $1.75 per share.

HearUSA, Inc
Notes to Consolidated Financial Statements
Since December 2005 the notes can be converted at $1.75 per share and the lender warrants can be exercised for up to 2,142,750 shares at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent annually for the first two years and then at 8 percent through the remainder of their term. The Company recorded a debt discount of approximately $7,488,000 consisting of intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the lenders of approximately $2,969,000, using a Black-Scholes option pricing model, based on the relative fair values of the lender warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the note using the effective interest method. The notes are subordinate to the Siemens notes payable.
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
For the first two years of the term beginning on March 25, 2004, the Company made quarterly payments of interest only. On March 25, 2006, the Company began making twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes in future years is approximately $1,875,000 for the remainder of 2006 and $2,500,000 in each of 2007 and 2008.
During the first quarter of 2006 and 2005, approximately $703,000 and $779,000, respectively, of interest expense was recorded related to this financing, including a non-cash prepaid finder fees and debt discount amortization charge of approximately $480,000 and $568,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $1,283,000 for the remainder of 2006, $1,145,000 in 2007 and $435,000 in 2008. In the event the investors convert the debt or the warrants, the Company will be required to expense the remaining debt discount and prepaid financing fees in the period in which the conversion or exercise occurs.
6. Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock expiring on November 22, 2008. The Note Warrants are exercisable after August 22, 2005 at $2.00 per share and the remaining Warrants to purchase 374,990 shares at $2.00 per share. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7 percent per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The Company agreed to register the common shares underlying the warrant shares during the three year period ending September 2008 and to maintain such registration so that the Warrant holders may sell their shares if the Note Warrants are exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three year period has been recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period are recorded as interest expense. As the holders exercise their Note Warrants the applicable portion of the liability will be reclassified to additional paid in capital. The notes are subordinate to the Siemens notes payable.

HearUSA, Inc
Notes to Consolidated Financial Statements
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
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the note. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8 percent of the original principal amount plus interest and a premium of 2 percent of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is $1,320,000 for the remainder of 2006, $1,760,000 in 2007 and $1,540,000 in 2008.
During the first quarter of 2006 approximately $393,000 interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $246,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the following three years are approximately $604,000 for the remainder of 2006, $496,000 in 2007 and $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the retirement occurs.
At April 1, 2006, the fair value of the Note Warrants, using a Black-Scholes option pricing model, resulted in a decrease of approximately $172,000 which was recorded as a reduction in interest expense.
7. Stock-based Benefit Plans
The 1987 Stock Option Plan
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
Flexible Stock Plan
The Company’s 2002 Flexible Stock Plan, which is stockholder approved, permits the grant of share options and shares to

HearUSA, Inc
Notes to Consolidated Financial Statements
officers, employees and certain non-employees for up to 5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. Share awards generally vest over 4 years. At April 1, 2006, 457,500 shares were available for future grant under the plan.
Impact of the Adoption of SFAS 123(R)
We adopted SFAS 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, for the three-months ended April 1, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123(R) were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have recognized compensation expense using the straight-line amortization method. For stock-based compensation awards granted after January 1, 2006, we will recognize compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. For these awards, the Company will continue to recognize compensation expense using the straight-line amortization method. The impact of recording stock-based compensation for the three-months ended April 1, 2006 was $232,605 of additional general and administrative cost. This additional expense is non-cash.
Valuation Assumptions
The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions in the following table. Expected volatilities are based on historical data to estimate volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The determination of the fair value of stock options granted was based on the assumption of no expected dividends on the underlying common stock.

	Three Months Ended
	April 1,	April 2,
	2006	2005

Risk free interest rate	N/A	4.16%
Expected life, in years	N/A	5-10
Expected volatility	N/A	92%

HearUSA, Inc
Notes to Consolidated Financial Statements
Stock-based Payment Award Activity
The following table summarizes activity under our equity incentive plans for the three months ended April 1, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at beginning of year	5,258,770	$1.36
Granted	—	$—
Exercised	—	$—
Forfeited /expired/cancelled	17,000	$2.27

Outstanding at April 1, 2006	5,241,770	$1.36	7.07	$1,472,523

Vested and expected to vest at April 1, 2006	5,241,770	$1.36	7.07	$1,472,523

Exercisable at April 1, 2006	2,558,731	$1.50	5.81	$1,073,956

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at April 1, 2006. As of April 1, 2006, there was approximately $1,334,323 of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of five years.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the three months ended April 1, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2006	2,992,826	$0.98
Granted	—
Vested	(297,287)	$0.89
Forfeited unvested	(12,500)	$0.57

Non-vested at April 1, 2006	2,683,039	$1.04

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in our results of operations for the three month period ended

HearUSA, Inc
Notes to Consolidated Financial Statements
April 2, 2005 for employee stock option awards and all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.
The pro forma information for the three months ended April 2, 2005 is as follows:

Three Months
Ended
April 2, 2005
Loss applicable to common stockholders
As reported	$(445,068)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(356,000)

Pro forma, net loss	$(801,068)

Loss per share
Basic-as reported	$(0.01)

Basic-pro forma	$(0.03)

Diluted-as reported	$(0.01)

Diluted-pro forma	$(0.03)

8. Segments
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

HearUSA, Inc
Notes to Consolidated Financial Statements
The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
3 months ended April 1, 2006	$20,277,000	$12,000	—	—	$20,289,000
3 months ended April 2, 2005	$17,590,000	$8,000	—	—	$17,598,000

Service revenues
3 months ended April 1, 2006	$1,059,000	—	$309,000	—	$1,368,000
3 months ended April 2, 2005	$1,068,000	—	$365,000	—	$1,433,000

Income (loss) from operations
3 months ended April 1, 2006	$4,870,000	$(36,000)	$127,000	$(3,288,000)	$1,673,000
3 months ended April 2, 2005	$3,856,000	$(7,000)	$181,000	$(3,015,000)	$1,015,000

3 months ended April 1, 2006
Depreciation and amortization	$442,000	—	$1,000	$49,000	$492,000
Total assets	$53,085,000	—	$1,105,000	$14,472,000	$68,662,000
Capital expenditures	$400,000	—	—	$45,000	$445,000

3 months ended April 2, 2005
Depreciation and amortization	$431,000	—	$1,000	$51,000	$483,000
Total assets	$47,681,000	—	$1,510,000	$11,047,000	$60,238,000
Capital expenditures	$158,000	—	—	$43,000	$201,000
Hearing aids and other products revenues consisted of the following:

	Three months ended

	2006	2005

Hearing aid revenues	97.2%	96.9%
Other products revenues	2.8%	3.1%
Services revenues consisted of the following:

	Three months ended

	2006	2005

Hearing aid repairs	54.7%	49.7%
Testing and other income	45.3%	50.3%

HearUSA, Inc
Notes to Consolidated Financial Statements
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Three months ended
	2006	2005

General and administrative expense	$3,239,000	$2,964,000
Deprecation and amortization	$49,000	$51,000

Corporate loss from operations	$3,288,000	$3,015,000

Information concerning geographic areas:
As of and for the quarters ended April 1, 2006 and April 2, 2005:

	United States	Canada	United States	Canada
	2006	2006	2005	2005
	$	$	$	$
Hearing aid and other product revenues	18,143,000	2,146,000	15,775,000	1,823,000
Service revenues	1,265,000	103,000	1,343,000	90,000
Long-lived assets	44,258,000	10,231,000	39,122,000	9,725,000
Total assets	55,966,000	12,696,000	48,188,000	12,050,000
9. Liquidity
The working capital deficit increased $2.7 million to $5.8 million as of April 1, 2006 from $3.1 million as of December 31, 2005. The increase in the deficit is attributable to approximately $2.6 million in additional cash used in investing and financing activities over cash generated from operating activities of approximately $810,000 and a increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $553,000. The working capital deficit of $5.8 million includes approximately $2.9 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $823,000 ($2.5 million in current maturities, net of $1.7 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In the first quarter of 2006, the Company generated income from operations of approximately $1.7 million compared to $1.0 million in the first quarter of 2005. Cash and cash equivalents as of April 1, 2006 were approximately $4.1 million. Also, subsequent to the end of the quarter, the Company drew approximately $890,000 from its acquisition line of credit with Siemens (Tranche B), related to the acquisitions made during the first quarter of 2006.
The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months, although there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales gross margin improvements.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $90 million in 2006; expectation that in the remainder of 2006 the cost of products sold as a percent of revenues will be consistent with the first quarter of 2006; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of revenues; and expectation that it will begin recording a minority interest during the second quarter of 2006 relating to its joint venture HEARx West. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in the Company’s annual report on Form 10-K for fiscal 2005 filed with the Securities and Exchange Commission.. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
During the quarter, the Company continued to focus on its strategic acquisition program implemented in 2005 and completed several acquisitions in the first quarter of 2006. In addition the Company has signed non-binding letters of intent for acquisitions which, if completed, would close during the second and third quarters of 2006. Combined with completed acquisitions these represent businesses with total twelve month trailing revenues of more than $10.0 million.
On February 10, 2006, the Company amended its credit agreement, supply agreement and security agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term.
Overall, the Company’s profitability improved by approximately $715,000 to net income applicable to common stockholders of approximately $270,000 in the first quarter of 2006, from a loss applicable to common stockholders of approximately $445,000 in the same period of 2005. The 2006 net income includes approximately $233,000 of non-cash employee stock-based compensation expenses which did not exist in the same period of 2005 (see Note 7 – Stock-Based Benefit Plans, Notes to Consolidated Financial Statements included herein). Also included is a non-cash reduction in interest expense of approximately $172,000 relating to a warrant liability reduction (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). Net income for the first quarters of 2006 and 2005 also includes non-cash interest charges related to the debt discount amortization of $726,000 and $568,000, respectively (see Note 5 - Convertible Subordinated Notes and Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).
Income from operations also increased $658,000 from approximately $1 million in the first quarter of 2005 to approximately $1.7 million in the first quarter of 2006. The 2006 income from operations also includes non-cash employee stock-based compensation expense of $233,000, which was included in general and administrative expenses.

These improvements were mostly attributable to the increase in the Company’s revenues of $2.6 million during the first quarter combined with strong control over operating expenses. Management expects income from operations to continue to improve as the Company’s revenues continue to increase.
RESULTS OF OPERATIONS
For the three months ended April 1, 2006 compared to the three months ended April 2, 2005
Net revenues in the first quarter of 2006 increased approximately $2.6 million or 13.8% from the first quarter of 2005. The increase is comprised of an increase in hearing aids and other products revenues of approximately $2.7 million or 15.3%, partially offset by a reduction in service revenues of approximately $65,000 or 4.5%. The increase in hearing aids and other products revenues is mostly attributable to a 15.9% increase in the number of hearing aids sold, combined with a 1.0% increase in the average selling price. The decrease in service revenues is due to lower revenues from the Company’s contract with the Department of Veteran Affairs in 2006 compared to 2005. As part of the overall increase in revenues, approximately $585,000 was generated from the centers acquired within the last twelve months. Also part of the overall increase is a favorable impact of $132,000 related to the change in the Canadian exchange rate from 2005 to 2006. The first quarter of 2005 benefited from the impact of an additional week estimated to have generated approximately $1.4 million in additional revenues. So far in 2006, management believes the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $90 million in 2006.
Total cost of products sold and services in the first quarter of 2006 increased approximately $1.1 million or 20.9%, including a 24.3% increase in hearing aids and other products sold of approximately $1.2 million offset by a 16.7% decrease in services cost of approximately $75,000. Increase in the cost of hearing aids and other product is attributable to the corresponding increase in hearing aids and other products revenues. Included in the cost of hearing aids and other products are Siemens preferred pricing reductions of approximately $779,000 in the first quarter of 2006 and $832,000 in the first quarter of 2005, respectively. Such pricing reductions from Siemens are accounted for as reductions of cost of products sold and applied, pursuant to the Siemens credit agreement, against the principal and interest payments due to Siemens on Tranche A of the Siemens loan (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein). The total cost of products sold and services, as a percent of net revenues, increased to 29.9% in the first quarter of 2006 from 28.2% in the first quarter of 2005 due to the increase in advanced technology hearing aids sold, which have lower margins, and special introductory price promotions on new Siemens products. Management expects that in the remainder of 2006 the cost of products sold as a percent of revenues will be consistent with the first quarter of 2006.
Center operating expenses in the first quarter of 2006 increased approximately $564,000, or 6.1% from the first quarter of 2005. This increase is mainly attributable to an increase in incentive compensation related to additional net revenues, increased wages due to normal merit increases and increases in center staff as well as additional expenses of approximately $258,000 related to the centers acquired during the last twelve months. Center operating expenses in 2005 included approximately $510,000 of expenses related to the additional week in the first quarter of 2005. Total center operating expenses for the remainder of 2006 will be affected by any center acquisitions; however, these additional expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of revenues
General and administrative expenses in the first quarter of 2006 increased approximately $275,000 or 9.3% from the first quarter of 2005. This increase is attributable to increases in wages related to the recognition of compensation expense related to employee stock-based compensation awards of approximately $233,000 (see Note 7 – Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increase in wages due to normal merit increases and additional employees. General and administrative expenses in 2005 included approximately $211,000 of expenses related to the additional week in the first quarter of 2005.

Depreciation and amortization expense in the first quarter of 2006 increased approximately $9,000 or 1.9%. This net increase is comprised of certain property and equipment becoming fully depreciated, offset in part by an increases due to the acquisition of approximately $445,000 in fixed assets and approximately $88,000 in intangible assets during the first quarter of 2006.
The gain from insurance proceeds of approximately $57,000 in the first quarter of 2006 represents insurance proceeds resulting from business interruption claims from 2005 hurricanes sustained in Florida hearing care centers.
Interest expense in the first quarter of 2006 increased approximately $227,000 or 19.1% over the first quarter of 2005. This increase is attributable to approximately $519,000 of interest (including the non-cash portion of approximately $246,000) on the $5.5 million financing that was completed in August 2005 and the new $5.0 million financing from Siemens at the end of December 2005. These increases were offset in part by a decrease of interest on other existing balances due to repayments of principal and a decrease of interest expense of approximately $172,000 related to a decrease in the fair market value of the note warrants during the first quarter of 2006 (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). The non-cash charge of $726,000 included in the interest expense is $480,000 in amortization of the debt discount related to the $7.5 million convertible subordinated notes (see Note 5 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) and $246,000 in amortization of the debt discount related to the $5.5 million subordinated notes (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the interest on the Siemens Tranche A (old Tranches A, B and C) totaling $49,000 in the first quarter of 2006 as compared with $102,000 in the same period of 2005, which were paid through preferred pricing reductions from Siemens (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources below). The interest expense could be affected by the use of the Siemens credit facility and notes payable for acquisitions in 2006. Early payment or conversion of the $7.5 million convertible subordinated notes and/or the $5.5 million subordinated notes would result in acceleration of the debt discount amortization and therefore an increase in non-cash interest expense.
Income tax expense of approximately $38,000 in the first quarter of 2006 is attributable to state income taxes in states where the Company currently does not have net operating loss carryforwards available.
During the first quarters of 2006 and 2005, HEARx West generated net income of approximately $1.0 million and $525,000, respectively. The HEARx West deficit decreased from approximately $1.9 million at the end of 2005 to a deficit of approximately $907,000 at the end of the first quarter of 2006. According to the Company’s agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the deficit is eliminated. At such time as the deficit is eliminated and if the venture continues to be profitable, the Company will begin recording a minority interest, corresponding to 50% of the venture’s net income, as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet. The Company expects to begin recording a minority interest during the second quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties have restructured the then outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million, including the currently outstanding $23.1 million, and is structured in three tranches.

The new Tranche A, with a principal balance of approximately $2.2 million and interest of 10% per annum, is payable in three quarterly installments which began in the first quarter of 2006. Quarterly payments are subject to rebate credits as described below. This note is a consolidation of the old Tranches A, B and C.
The new Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit, less any amounts then outstanding under Tranche A and Tranche C.
The new Tranche C, which is a consolidation of the old Tranches D, E and F, has a principal balance on the closing date of approximately $20.9 million an interest rate of prime plus 1% per annum, and is payable in quarterly installment payments of $730,000 plus interest thereon commencing with the fourth quarter of 2006, which quarterly payments are also subject to rebate credits as described below. Additional loans may be made to the Company under Tranche C for certain acquisitions. In addition, the Company is required to make monthly installments of principal and interest of $130,000 which began in February 2006. These monthly installment payments are intended to repay approximately $6.6 million of the Tranche C principal balance.
The remaining principal balance of Tranche C, as well as Tranche A and Tranche B, with interest, will continue to be eligible for repayment utilizing rebates on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement certain percentages of hearing aids it sells. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from equity offerings the Company may complete. The payment for 2006 based on 2005 excess cash flow is approximately $300,000 and was made in April 2006.
Substantially all of the Company’s assets collateralize repayment of the Siemens notes payable.
The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Amended Supply Agreement requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of April 1, 2006, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the Amended Supply Agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s Amended Credit Facility and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.
The working capital deficit increased $2.7 million to $5.8 million as of April 1, 2006 from $3.1 million as of December 31, 2005. The increase in the deficit is attributable to an excess of approximately $2.6 million in cash used in investing and financing activities over cash generated from operating activities of approximately $810,000 and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $553,000. The working capital deficit of $5.8 million includes approximately $3.0 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $823,000 ($2.5 million in current maturities, net of $1.7 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In the first quarter of 2006, the Company generated income from operations of approximately $1.7 million compared to $1.0 million in the first quarter of 2005. Cash and cash equivalents as of April 1, 2006 were approximately $4.1 million. Also, subsequent to the end of the quarter, the Company drew approximately $890,000 from its acquisition line of credit with Siemens (Tranche B), related to the acquisitions made during the first quarter of 2006.

Net cash from operating activities in the first quarter of 2006 increased approximately $860,000 compared to the first quarter of 2005, which is mainly attributable to the improvement in net income between the periods from a loss of $251,000 to a net income of $305,000. Furthermore, the 2006 net income includes additional debt discount amortization of approximately $158,000 and stock-based compensation expenses of approximately $233,000, which was offset by a reduction of approximately $172,000 of non-cash interest expense related to the decrease in the fair market value of the note warrants when compared to 2005. These additional charges and credits did not affect cash flows. Decreases in cash flows in the first quarter of 2006 from the first quarter of 2005 resulted from the increase in purchase of inventory due to the purchases of additional stock of hearing aids during the quarter and decreases in accounts payable due to timing in payments. These reductions were offset by corresponding increases in cash flows from decreases in accounts receivable due to the collection of our Kaiser monthly capitation payment of approximately $624,000 for March before the end of the quarter. Such payment for December 2005 was received after the end of fiscal 2005.
During the first quarter of 2006, cash of approximately $1.4 million was used to complete the acquisition of several centers. No acquisitions were made in the first quarter of 2005. Also, additional funds were used in the first quarter of 2006 compared to the first quarter of 2005 (increase from $190,000 in the first quarter of 2005 to approximately $445,000 in the first quarter of 2006) for leasehold improvements related to center upkeep and maintenance.
Funds were also used in the first quarter of 2006 for long-term debt repayment of approximately $422,000, an increase of $216,000 from the first quarter of 2005. A $440,000 payment was also made in the first quarter of 2006 related to the 2005 subordinated notes, as well as a $625,000 payment related to the first quarterly payment due the holders of the $7.5 million convertible subordinated notes. The use of funds for dividends on preferred stock was reduced from $265,000 to $35,000 as the Series E Convertible Preferred Stock was redeemed in September 2005. In the first quarter of 2005, proceeds of $1,725,000 were received from the exercise of warrants.
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

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of April 1, 2006:

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years

Long-term debt (1)	$25,578	$5,448	$9,789	$9,221	$1,120
Convertible subordinated notes (3)	6,875	2,500	4,375	—	—
Subordinated notes	4,620	1,760	2,860	—	—

Subtotal of obligations recorded on balance sheet	37,073	9,708	17,024	9,221	1,120
Interest to be paid on long-term debt (2)	1,822	657	869	296	—
Interest to be paid on convertible subordinated notes (3)	781	461	320	—	—
Interest to be paid on subordinated notes	432	268	164	—	—
Operating leases	17,362	3,709	10,225	2,597	831
Employment agreements	3,619	1,135	1,719	765	—
Purchase obligations	1,167	717	450	—	—

Total contractual cash obligations	$62,256	$16,655	$30,771	$12,879	$1,951

(1)	Approximately $15.7 million can be repaid through preferred pricing reductions from Siemens, including $2.9 million in less than 1 year and $5.8 million in years 1-3, $5.8 million in years 4-5 and $1.2 million in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the Amended and Restated Credit Agreement. Interest repaid through preferred pricing reductions was $49,000 in the first quarter of 2006. (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein.)

(3)	When due, these notes and corresponding interest can be repaid at the option of the Company in common stock.
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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $22,000.
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

	Variable Rate	Fixed Rate				Total
	Prime+1%	10% note	8%	7%

	due January	Due January	due November	due August
	2011	2011	2008	2008	Other

	$	$	$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)

2006	(1,746)	(1,510)	(1,875)	(1,320)	(860)	(7,311)
2007	(4,019)	—	(2,500)	(1,760)	(1,045)	(9,324)
2008	(4,120)	—	(2,500)	(1,540)	(666)	(8,826)
2009	(4,229)	—	—	—	(374)	(4,603)
2010	(6,925)	—	—	—	(84)	(7,009)

Total	(21,039)	(1,510)	(6,875)	(4,620)	(3,029)	(37,073)

Estimated fair value	(20,875)	(1,490)	(6,648)	(4,503)	(2,738)	(36,254)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 1, 2006. Management reviewed in particular the Company’s procedures relating to the calculation of the warrant liability described in Note 6, Notes to Consolidated Financial Statements included above. In light of the restatement of the Company’s 2005 financial statements necessitated by an error in the calculation of the warrant liability (which restatement was included in a Form 10-K/A filed with the Securities and Exchange Commission on May 11, 2006), the Company’s chief executive officer and chief financial officer concluded that, as of April 1, 2006, the Company’s disclosure controls and procedures were not effective. The Company is currently evaluating steps that it can take to remediate any deficiencies in its disclosure controls and procedures, especially as they may relate to the calculation and documentation of warrant liability and other related matters.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 6. Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1	Amended and Restated Credit Agreement, dated as of February 10, 2006, between

HearUSA, Inc and Siemens Hearing Instruments, Inc.

10.2	Amended and Restated Security Agreement, dated as of February 10, 2006, between HearUSA, Inc and Siemens Hearing Instruments, Inc.

10.3	Amended and Restated Supply Agreement, dated as of February 10, 2006, between HearUSA, Inc and Siemens Hearing Instruments, Inc.*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

May 15, 2006

/s/ Stephen J. Hansbrough

Stephen J. Hansbrough
Chief Executive Officer
HearUSA, Inc.

/s/ Gino Chouinard

Gino Chouinard
Chief Financial Officer
HearUSA, Inc.