Form 10-Q
period 2006-07-01
HEARUSA INC
filed 2006-08-08
CIK 821536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☐  No ☑
On July 28, 2006, 31,492,544 shares of the Registrant’s Common Stock and 767,358 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets

	July 1,	December 31,
	2006	2005
	(unaudited)
ASSETS (Note 4)
Current assets
Cash and cash equivalents	$2,384,639	$6,706,944
Restricted cash and cash equivalents	444,850	431,000
Accounts and notes receivable, less allowance for doubtful accounts of $477,521 and $413,386	6,518,009	6,715,933
Inventories	2,816,857	1,604,943
Prepaid expenses and other	1,559,595	1,627,407

Total current assets	13,723,950	17,086,227
Property and equipment, net	3,649,804	3,437,436
Goodwill (Note 3)	44,839,229	36,394,959
Intangible assets, net (Note 3)	12,438,641	11,477,290
Deposits and other	688,419	585,633

Total Assets	$75,340,043	$68,981,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,922,908	$8,499,812
Accrued expenses	2,035,776	2,344,419
Accrued salaries and other compensation	2,624,485	2,589,877
Current maturities of long-term debt	6,647,083	5,192,108
Current maturities of convertible subordinated notes, net of debt discount of $1,505,922 and $1,847,853	994,078	652,147
Current maturities of subordinated notes, net of debt discount of $660,286 and $868,345	1,099,714	891,655
Dividends payable	34,562	34,562

Total current liabilities	22,358,606	20,204,580

Long-term debt (Notes 3 and 4)	24,022,814	19,970,099
Convertible subordinated notes — net of debt discount of $887,941 and $1,565,187 (Note 5)	2,862,059	3,434,813
Subordinated notes — net of debt discount of $234,183 and $512,350 (Note 6)	2,185,777	2,787,650
Warrant liability (Note 6)	1,030,627	1,347,217

Total long-term liabilities	30,101,277	27,539,779

Commitments and contingencies	—	—

Minority interest in net income of consolidated subsidiary	61,638	—

Stockholders’ equity (Note 7)
Preferred stock (aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233

Common stock: $.10 par; 75,000,000 shares authorized 32,016,200 and 31,893,200 shares issued	3,201,620	3,189,320
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	122,534,653	121,934,658
Accumulated deficit	(102,798,564)	(103,252,279)
Accumulated other comprehensive income	2,778,221	2,262,895
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	22,818,522	21,237,186

Total Liabilities and Stockholders’ Equity	$75,340,043	$68,981,545

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended July 1, 2006 and July 2, 2005

	Six Months Ended
	July 1,	July 2,
	2006	2005
	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$41,035,933	$35,371,022
Services	2,873,613	2,718,853

Total net revenues	43,909,546	38,089,875

Operating costs and expenses
Hearing aids and other products (Note 4)	12,189,354	9,968,893
Services	787,177	935,949

Total cost of products sold and services	12,976,531	10,904,842
Center operating expenses	20,064,968	18,032,934
General and administrative expenses (including approximately $474,000 non-cash employee stock-based compensation expense in 2006 — Notes 1 and 7)	6,587,924	5,966,285
Depreciation and amortization	979,642	973,181

Total operating costs and expenses	40,609,065	35,877,242

Income from operations	3,300,481	2,212,633
Non-operating income (expense):
Gain from insurance proceeds	57,157	129,596
Interest income	91,171	28,829
Interest expense (including approximately $1,380,000 and $1,096,000 of non-cash debt discount amortization and approximately $317,000 in non-cash reduction in interest expense for the decrease in the fair value of the warrant liability — Notes 4, 5 and 6)	(2,797,794)	(2,360,179)
Minority interest in net income of consolidated subsidiary (Note 1)	(61,638)	—

Income from continuing operations before income taxes	589,377	10,879
Income taxes	(66,150)	—

Net income from continuing operations	523,227	10,879

Discontinued operations (Note 2):
Gain on disposition of assets	—	365,158
Net loss from discontinued operations	—	(299,767)

Total net income from discontinued operations	—	65,391

Net income	523,227	76,270
Dividends on preferred stock	(69,512)	(367,077)

Net income (loss) applicable to common stockholders	$453,715	$(290,807)

Net income (loss) from continuing operations, after dividends on preferred stock, applicable to common stockholders per common share — basic and diluted	$0.01	$(0.01)

Net income (loss) applicable to common stockholders per common share — basic and diluted	$0.01	$(0.01)

Weighted average number of shares of common stock outstanding — basic	32,187,924	31,199,595

Weighted average number of shares of common stock outstanding — diluted	38,611,700	31,199,595

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended July 1, 2006 and July 2, 2005

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$20,838,461	$17,778,788
Services	1,418,551	1,279,672

Total net revenues	22,257,012	19,058,460

Operating costs and expenses
Hearing aids and other products (Note 4)	6,076,099	5,101,956
Services	414,580	437,292

Total cost of products sold and services	6,490,679	5,539,248
Center operating expenses	10,300,882	8,829,042
General and administrative expenses (including approximately $241,000 non-cash employee stock-based compensation expense in 2006 — Notes 1 and 7)	3,348,586	3,002,401
Depreciation and amortization	487,511	492,657

Total operating costs and expenses	20,627,658	17,863,348

Income from operations	1,629,354	1,195,112
Non-operating income (expense):
Gain from insurance proceeds	—	129,596
Interest income	51,516	17,145
Interest expense (including approximately $655,000 and $528,000 of non-cash debt discount amortization and approximately $145,000 in non-cash reduction in interest expense for the decrease in the fair value of the warrant liability — Notes 4, 5 and 6)	(1,370,812)	(1,177,566)
Minority interest in net income of consolidated subsidiary	(61,638)	—

Income from continuing operations before income taxes	248,420	164,287
Income taxes	(28,000)	—

Net income from continuing operations	220,420	164,287

Discontinued operations (Note 2):
Gain on disposition of assets	—	365,158
Net loss from discontinued operations	—	(201,922)

Total net income from discontinued operations	—	163,236

Net income	220,420	327,523
Dividends on preferred stock	(34,562)	(173,447)

Net income applicable to common stockholders	$185,858	$154,076

Net income (loss) from continuing operations after dividends on preferred stock, applicable to common stockholders per common share — basic	$0.01	$(0.00)

Net income (loss) from continuing operations after dividends on preferred stock, applicable to common stockholders per common share — diluted	$0.00	$(0.00)

Net income applicable to common stockholders per common share — basic	$0.01	$0.00

Net income applicable to common stockholders per common share — diluted	$0.00	$0.00

Weighted average number of shares of common stock outstanding — basic	32,215,946	31,933,380

Weighted average number of shares of common stock outstanding — diluted	38,341,583	42,318,950

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended July 1, 2006 and July 2, 2005

	July 1,	July 2,
	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$523,227	$76,270
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount amortization	1,380,270	1,095,860
Depreciation and amortization	979,642	973,181
Interest on Siemens Tranche C	619,930	478,088
Employee stock-based compensation	473,501	—
Provision for doubtful accounts	174,000	186,684
Net income from discontinued operations	—	(65,391)
Minority interest in income of consolidated subsidiaries	61,638	—
Consulting expense	13,793	—
Loss on the disposition of property and equipment	9,450	—
Principal payments on long-term debt made through preferred pricing reductions	(1,473,065)	(1,462,133)
Decrease in fair value of warrant liability	(316,590)	—
Other	(13,850)	(46,942)
(Increase) decrease in:
Accounts and notes receivable	134,434	275,117
Inventories	(1,207,938)	9,552
Prepaid expenses and other	(3,524)	(570,739)
Increase (decrease) in:
Accounts payable and accrued expenses	272,962	(200,755)
Accrued salaries and other compensation	24,141	618,293

Net cash provided by continuing operations	1,652,021	1,367,085
Net cash used in discontinued operations	—	(186,792)

Net cash provided by operating activities	1,652,021	1,180,293

Cash flows from investing activities
Purchase of property and equipment	(563,885)	(393,240)
Business acquisitions	(4,910,506)	(976,922)
Proceeds from sales of discontinued operations	—	785,715

Net cash used in investing activities	(5,474,391)	(584,447)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,165,285	-
Principal payments on long-term debt	(1,445,785)	(739,221)
Principal payments on convertible subordinated notes	(1,250,000)	—
Principal payments on subordinated notes	(880,000)	—
Proceeds from the exercise of warrants	—	1,725,000
Proceeds from the exercise of employee stock options	—	2,846
Dividends paid on preferred stock	(69,512)	(414,455)

Net cash provided by (used in) financing activities	(480,012)	574,170

Effects of exchange rate changes on cash	(19,923)	(30,063)

Net increase (decrease) in cash and cash equivalents	(4,322,305)	1,139,953
Cash and cash equivalents at beginning of period	6,706,944	2,615,379

Cash and cash equivalents at end of period	$2,384,639	$3,755,332

Supplemental disclosure of cash flows information:
Cash paid for interest	$773,418	$581,996

Cash paid for taxes	$66,000	$—

Supplemental schedule of non-cash investing and financing activities:
Principal payments of long-term debt through preferred pricing reductions	$1,473,065	$1,462,133

Issuance of notes payable in exchange for business acquisitions	$4,640,000	$2,000,000

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA, Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized in 1986. As of July 1, 2006, the Company has a network of 146 company-owned hearing care centers (“Company-Owned Centers”) in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first six months of 2006 and 2005, HEARx West generated net income of approximately $2.0 million and $1.2 million, respectively. The HEARx West accumulated deficit of approximately $1.9 million at the end of 2005 was eliminated by the end of the second quarter of 2006. According to the Company’s agreement with the Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the venture since its inception and received 100% of the net income of the venture until the accumulated deficit was eliminated. During the second quarter of 2006, the Company began recording a minority interest, equal to 50% of the venture’s net income that exceeded the accumulated deficit, as a non operating expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet of approximately $62,000.
Fiscal year
The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. 2005 included 53 weeks with the additional week included in the first quarter of 2005. The next year with 53 weeks will be 2011.
Net income (loss) per common share
Net income (loss) per common share is calculated in accordance with SFAS No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) per common share – basic is based on the weighted average number of common shares outstanding during the year. Net income per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Common stock equivalents for convertible subordinated notes and preferred stock,

HearUSA, Inc
Notes to Consolidated Financial Statements
outstanding options and warrants to purchase common stock of 10,793,092 for the six month period ended July 2, 2005 were excluded from the computations of net loss per common share - diluted because the effect of their inclusion would be anti-dilutive. Common stock equivalents for convertible subordinated notes and preferred stock, outstanding options and warrants to purchase common stock of 10,385,797 for the second quarter ended July 2, 2005 were excluded from the computations of net loss per common share- diluted because the effect of their inclusion would be anti-dilutive.
For purposes of computing net income (loss) per common share – basic and diluted, for the quarters ended July 1, 2006 and July 2, 2005, the weighted average number of shares of common stock outstanding includes the effect of the 767,358 and 866,051, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income for the period	$523,227	$76,270	$220,420	$327,523
Other comprehensive income:
Foreign currency translation adjustments	515,326	(93,637)	540,362	(296,971)

Comprehensive income (loss) for the period	$1,038,553	$(17,367)	$760,782	$30,552

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
We adopted SFAS 123(R) using the modified prospective transition method which requires the application of accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first two quarters of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). (See Note 7 — Stock-based Benefit Plans)
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first six months of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” and

HearUSA, Inc
Notes to Consolidated Financial Statements
compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). This additional expense is non-cash and does not affect the Company’s cash flows.
Reclassifications
Certain amounts in the 2005 consolidated financial statements have been reclassified in order to conform to the 2006 presentation.
2. Discontinued Operations
In June 2005, the Company sold the assets of a group of hearing care centers in the states of Minnesota, Washington and Wisconsin, including goodwill, customer lists and selected assets with a net book value of approximately $735,000, for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $365,000.
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
Net revenues, pre-tax net losses and net loss from discontinued operations applicable to common stockholders per common share – basic and diluted of the discontinued operations for the six and three months ended July 2, 2005 were approximately as follows:

	Six months	Three months
	ended	ended
	July 2, 2005	July 2, 2005
Net revenues of discontinued operations	$1,887,000	$849,000

Pre-tax net loss of discontinued operations	$299,767	$201,922

Net loss from discontinued operations applicable to common stockholders per common share – basic	$(0.00)	$(0.00)
Net loss from discontinued operations applicable to common stockholders per common share – diluted	$(0.00)	$(0.00)

3. Business Acquisitions
During 2006, the Company in eight separate transactions acquired the assets of thirteen hearing care centers in New Jersey, California, Michigan, Florida and the Province of Ontario. Consideration paid was approximately $4.9 million of cash and notes payable of approximately $4.6 million. The acquisitions resulted in additions to goodwill of approximately $8.1 million, fixed assets of approximately $236,000 and customer lists, non-compete agreements and contracts of approximately $1.2 million. The notes payable bear interest at rates varying from 5% to 6.5% and are payable in quarterly installments varying from $8,000 to $70,000 plus accrued interest, through June 2010. In connection with these acquisitions, the Company drew approximately $3.2 million from its acquisition line of credit with Siemens. (See Note 4 – Long-term Debt)

HearUSA, Inc
Notes to Consolidated Financial Statements
4. Long-term Debt (also see Notes 5 and 6)
Long-term debt consists of the following:

	July 1,	December 31,
	2006	2005
	(unaudited)

Notes payable to a Siemens — see below:
Tranche A	$779,851	$2,239,851
Tranche B (Note 3)	3,152,221	—
Tranche C (includes $1,619,114 and $1,298,865 of accrued interest)	20,659,649	20,875,256

Total notes payable to Siemens	24,591,721	23,115,107
Notes payable to others (Note 3)	6,078,176	2,047,100

	30,669,897	25,162,207
Less current maturities	6,647,083	5,192,108

	$24,022,814	$19,970,099

Approximately $18.5 million of long-term debt can be repaid through preferred pricing reductions from Siemens, including $3.6 million in less than 1 year.
On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties restructured the then outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million of which $24.6 million is outstanding at July 1, 2006. The new facility is structured in three tranches.
Tranche A, with a principal balance at the closing on February 10, 2006 of approximately $2.2 million, bears interest of 10% per annum and is payable in quarterly installments of $730,000 plus interest thereon which began in the first quarter of 2006. These quarterly payments are subject to rebate credits as described below.
Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit less any amounts then outstanding under Tranche A and Tranche C.
Tranche C, with a principal balance at the closing on February 10, 2006 of approximately $20.9 million, bears interest of prime plus 1% per annum and is payable in quarterly installment payments of $730,000 plus interest commencing with the fourth quarter of 2006. Quarterly payments are subject to rebate credits as described below. In addition, the Company is required to make monthly installments of principal and interest of $130,000 which began February 2006. These monthly installment payments are intended to repay approximately $6.6 million of the Tranche C original principal balance which is now at approximately $6.0 million. Additional loans may be made to the Company under Tranche C for certain acquisitions. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of any proceeds from any equity offerings the Company may complete. The original Credit Agreement contained this provision and the payment for 2006 based on 2005 excess cash flow was approximately $300,000 and was made in April 2006.

HearUSA, Inc
Notes to Consolidated Financial Statements
Substantially all of the principal balance of Tranche C, as well as the principal balance of Tranche A and Tranche B, with interest, will continue to be eligible for repayment utilizing rebate credits (preferred pricing reductions) on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement a cumulative minimum percentage of all the hearing aids it sells.
The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C during each of the periods shown below:

	Six Months Ended		Three Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Portion applied against quarterly principal payments	$1,473,000	$1,462,000	$743,000	$732,000

Portion applied against quarterly interest payments	$110,000	$206,000	$63,000	$104,000

Preferred pricing reductions recorded as a reduction of cost of products sold	$(1,583,000)	$(1,668,000)	$(806,000)	$(836,000)

Under the Amended Supply Agreement, HearUSA agreed to purchase from Siemens a cumulative minimum percentage of Company-Owned Centers’ hearing aid purchases for a period through 2011 at specified prices. If the Company fails to purchase the required minimum, Siemens could declare a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the Amended Credit Agreement immediately due and payable.
Pursuant to the agreements with Siemens, a change of control of the Company (as defined) will constitute an event of default upon which Siemens may cancel its commitments under the credit agreement and declare the entire outstanding amounts under the credit facilities to be immediately due and payable.
Substantially all of the Company’s assets collateralize the Siemens notes payable.
5. Convertible Subordinated Notes
In December 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with warrants to purchase 2,642,750 shares of the Company’s common stock. The Warrants to purchase 500,000 shares were exercisable after May 31, 2005 at $1.75 per share. The notes can be converted at $1.75 per share and the remaining warrants can be exercised at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11 percent annually for the first two years and then at 8 percent through the remainder of their term. The Company recorded a debt discount of approximately $7,488,000 consisting of intrinsic value of the beneficial conversion of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the investors of approximately $2,969,000, using a Black-Scholes option pricing model, based on the relative fair values of the investor warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the note using the effective interest method. The notes are subordinate to the Siemens notes payable.
In addition to the 2,642,750 investor warrants issued to the investors in the financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the investor warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 is being amortized as interest expense using the effective interest method over the five year term of the notes.

HearUSA, Inc
Notes to Consolidated Financial Statements
For the first two years of the notes’ term beginning on March 25, 2004, the Company made quarterly payments of interest only. On March 25, 2006, the Company began making twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes in future years is approximately $1,250,000 for the remainder of 2006 and $2,500,000 in each of 2007 and 2008.
During the first six months of 2006 and 2005, approximately $1,345,000 and $1,502,000, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees and a debt discount amortization charge of approximately $911,000 and $1,096,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years are approximately $852,000 for the remainder of 2006, $1,145,000 in 2007 and $435,000 in 2008. In the event the investors convert the debt or exercise of the warrants, the Company will be required to expense the remaining debt discount and prepaid financing fees in the period in which the conversion or exercise occurs.
6. Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock expiring on November 22, 2008. The Note Warrants to purchase 1,124,970 shares at $2.00 per share and the remaining Note Warrants to purchase 374,990 shares at $2.00 per share are all exercisable. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7 percent per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The Company agreed to register the common shares underlying the warrant shares and to maintain such registration during the three-year period ending September 2008 so that the Warrant holders may sell their shares if the Note Warrants are exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three-year period has been recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black- Scholes option pricing model. Any gains or losses resulting from changes in fair value from period to period are recorded in interest expense. As the holders exercise their Note Warrants, the applicable portion of the liability will be reclassified to additional paid in capital. The notes are subordinate to the Siemens notes payable.
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method.
In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three-year term of the notes.
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8 percent of the original principal amount plus interest and a premium of 2 percent of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is $880,000 for the remainder of 2006, $1,760,000 in 2007 and $1,540,000 in 2008.

HearUSA, Inc
Notes to Consolidated Financial Statements
During the first six months of 2006 approximately $752,000 interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $469,000. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the following three years are approximately $381,000 for the remainder of 2006, $496,000 in 2007 and $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the retirement occurs.
At July 1, 2006, the fair value of the Note Warrants, using a Black-Scholes option pricing model, resulted in a decrease of approximately $317,000 from the December 31, 2005 valuation which was recorded as a reduction in interest expense.
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
The 1995 Flexible Stock Plan
The 1995 Flexible Stock Plan is also administered by the Company’s Board of Directors. An original maximum of 250,000 shares of the Company’s common stock were authorized for issuance under this plan. On June 6, 2000 the shareholders approved an increase of 500,000 shares of the Company’s common stock available under this plan. The plan authorized an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year. All employees of the Company were eligible to receive incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, performance shares, and other stock-based awards under this plan at the sole discretion of the Board of Directors. This plan expired in 2005 and no further grants can be made under this plan. The expiration of the plan did not affect the outstanding options granted under this plan which remain in full force in accordance with their terms.
The 2002 Flexible Stock Plan
The Company’s 2002 Flexible Stock Plan, which is stockholder approved, in administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock. At July 1, 2006, 232,500 shares were available for future grants under the plan.
Impact of the Adoption of SFAS 123(R)
We adopted SFAS 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, for the six months ended July 1, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123(R) were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have recognized compensation expense using the straight-line amortization method. For stock-based compensation awards granted after January 1, 2006, we recognize compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. The impact of recording stock-based compensation for the six-months ended July 1, 2006 was $473,501 of additional general and administrative cost. This additional expense is non-cash.

HearUSA, Inc
Notes to Consolidated Financial Statements
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

	Six Months Ended
	July 1,	July 2,
	2006	2005

Risk free interest rate	5.02% - 5.12%	4.04%
Expected life in years	10	7 - 10
Expected volatility	88%	95%
Stock-based Payment Award Activity
The following table summarizes activity under our equity incentive plans for the six months ended July 1, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at beginning of year	5,258,770	$1.36
Granted	225,000	$1.26
Exercised	—	$—
Forfeited /expired/cancelled	65,754	$6.48

Outstanding at July 1, 2006	5,418,016	$1.30	7.01	$1,418,452

Vested and expected to vest at July 1, 2006	5,418,016	$1.30	7.01	$1,418,452

Exercisable at July 1, 2006	2,677,389	$1.35	5.80	$1,092,482

HearUSA, Inc
Notes to Consolidated Financial Statements
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at July 1, 2006. As of July 1, 2006, there was approximately $1,308,000 of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of five years.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the six months ended July 1, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2006	2,992,826	$0.98
Granted	225,000	$0.95
Vested	(464,699)	$0.85
Forfeited unvested	(12,500)	$0.57

Non-vested at July 1, 2006	2,740,627	$1.04

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123 was not reflected in our results of operations for the six and three month periods ended July 2, 2005 for employee stock option awards and all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.
The pro forma information for the six and three months ended July 2, 2005 is as follows:

	Six Months Ended	Three Months Ended
	July 2,	July 2,
	2005	2005

Net income (loss) applicable to common stockholders as reported	$(290,807)	$154,076

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(747,000)	(390,000)

Pro forma, net loss	$(1,037,807)	$(235,924)

Income (loss) per share-basic
Basic and diluted — as reported	$(0.01)	$0.00
Basic and diluted — pro forma	$(0.03)	$(0.01)

HearUSA, Inc
Notes to Consolidated Financial Statements
8. Segments
The following operating segments represent identifiable components of the company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States and Canada.
The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total
For the six months ended:
Hearing aids and other products revenues
July 1, 2006	$41,018,000	$18,000	—	—	$41,036,000
July 2, 2005	$35,309,000	$62,000	—	—	$35,371,000

Service revenues

July 1, 2006	$2,118,000	—	$756,000	—	$2,874,000

July 2, 2005	$2,054,000	—	$665,000	—	$2,719,000

Income (loss) from operations
July 1, 2006	$9,695,000	$(99,000)	$392,000	$(6,688,000)	$3,300,000
July 2, 2005	$7,994,000	$(11,000)	$300,000	$(6,070,000)	$2,213,000

As of and for the six months ended:
July 1, 2006
Depreciation and amortization	$878,000	—	$2,000	$100,000	$980,000
Total assets	$59,774,000	—	$1,105,000	$14,461,000	$75,340,000
Capital expenditures	$476,000	—	—	$88,000	$564,000

July 2, 2005
Depreciation and amortization	$866,000	—	$3,000	$104,000	$973,000
Total assets	$48,913,000	—	$1,273,000	$12,189,000	$62,375,000
Capital expenditures	$318,000	—	—	$75,000	$393,000
Hearing aids and other products revenues as a percentage consisted of the following:

	Six months ended
	2006	2005
Hearing aid revenues	96.0%	95.5%
Other products revenues	4.0%	4.5%

HearUSA, Inc
Notes to Consolidated Financial Statements
Services revenues as a percentage consisted of the following:

	Six months ended
	2006	2005
Hearing aid repairs	51.8%	51.0%
Testing and other income	48.2%	49.0%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Six months ended
	2006	2005
General and administrative expenses	$(6,588,000)	$(5,966,000)
Deprecation and amortization	$(100,000)	$(104,000)

Corporate loss from operations	$(6,688,000)	$(6,070,000)

Information concerning geographic areas:
As of and for the six months ended July 1, 2006 and July 2, 2005:

	United States	Canada	United States	Canada
	2006	2006	2005	2005
	$	$	$	$
Hearing aid and other product revenues	36,377,000	4,659,000	31,534,000	3,837,000
Service revenues	2,665,000	209,000	2,512,000	207,000
Long-lived assets	49,751,000	11,865,000	41,028,000	9,561,000
Total assets	61,272,000	14,068,000	50,204,000	12,171,000
9. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
10. Liquidity
The working capital deficit increased $5.5 million to $8.6 million as of July 1, 2006 from $3.1 million as of December 31, 2005. The increase in the deficit is attributable to approximately $6.0 million in additional cash used in investing and financing activities over cash generated from operating activities before change in non-cash working capital items of approximately $2.4 million and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $2.0 million. The working capital deficit of $8.6 million includes approximately $3.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $994,000 ($2.5 million in current maturities, net of $1.5 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In the first six months of 2006, the Company generated income from operations of approximately $3.3 million compared to $2.2 million in the first six months of 2005. Cash and cash equivalents as of July 1, 2006 were approximately $2.4million.

HearUSA, Inc
Notes to Consolidated Financial Statements
The Company believes that current cash and cash equivalents and net cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the remainder of the year. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales gross margin improvements.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the remainder of the year; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $90 million in 2006; expectation that income from operations will continue to improve as revenues increase; long-term target is to achieve income from operations, as a percent of total net revenues, of 10% to 12%; expectation that in the remainder of 2006 the cost of products sold as a percent of revenues will be consistent with the first six months of 2006; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of revenues; expectation that additional funds will be used for acquisitions during the second part of the year and that those funds will be drawn from the Siemens line of credit; expectations that capital expenditures for the second half of 2006 will be consistent with the first half of 2006. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in the Company’s annual report on Form 10-K/A for fiscal 2005 filed with the Securities and Exchange Commission.. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
During the first six months of 2006, the Company continued to focus on its strategic acquisition program implemented in 2005 and completed eight acquisitions. In addition, the Company has signed eleven non-binding letters of intent for acquisitions which, if completed, would close during the remainder of 2006. Combined with completed acquisitions, these represent businesses with total twelve month trailing revenues of more than $15.1 million (unaudited).
Overall, the Company’s net income applicable to common stockholders improved by approximately $745,000 to net income applicable to common stockholders of approximately $454,000 in the first six months of 2006, compared to a net loss applicable to common stockholders of approximately $291,000 in the same period of 2005. The adoption of SFAS 123R on January 1, 2006 required approximately $474,000 of non-cash employee stock-based compensation expenses which was not required in the same period of 2005 (see Note 7 – Stock-Based Benefit Plans, Notes to Consolidated Financial Statements included herein). Net income for the first six months of 2006 and 2005 also includes non-cash interest charges related to the debt discount amortization of $1,380,000 and $1,096,000, respectively (see Note 5 — Convertible Subordinated Notes and Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). Also included in 2006 but not in 2005 is a non-cash reduction in interest expense of approximately $317,000 relating to a warrant liability reduction (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).
Income from operations increased $1.1 million from approximately $2.2 million, or 5.8 % of total net revenues, in the first six months of 2005, to approximately $3.3 million, or 7.5% of total net revenues, in the first six months of 2006. The 2006 income from operations also includes the aforementioned non-cash employee stock-based compensation expense of $474,000, which was included in general and administrative expenses. These improvements were mostly attributable to the increase in the Company’s revenues of $5.8 million during the first six months combined with strong control over operating expenses. Management expects income from operations to continue to improve in dollars and as a percent of total net revenues as the Company’s revenues continue to increase. The Company’s long-term target is to achieve income from operations, as a percent of total net revenues, of 10% to 12%. Management believes this improvement in its operating margin can be achieved by leveraging its current cost structure and systems, which includes over 50% of fixed expenses, when revenues increase either organically or through acquisitions.
RESULTS OF OPERATIONS
For the three months ended July 1, 2006 compared to the three months ended July 2, 2005
Net revenues in the second quarter of 2006 increased approximately $3.2 million or 16.8% from the second quarter of 2005. The increase is a result of increases in revenues from hearing aids and other products which is attributable to an 11.4% increase in the number of hearing aids sold and a 5.8% increase in the average unit selling price due to patients selecting a higher percentage of advanced technology products. In addition, service revenues increased approximately $139,000 due to additional network managed care contracts. As part of the overall increase in revenues, approximately $1.1 million was generated from the centers acquired within the last twelve months. Also part of the overall increase is a favorable impact of $244,000 related to fluctuations in the Canadian exchange rate from 2005 to 2006.
Total cost of products sold and services in the second quarter of 2006 increased approximately $951,000 or 17.2%, primarily due to a 19.1% increase in hearing aids and other products sold which was attributable to the corresponding increase in hearing aids and other products revenues. Included in the cost of hearing aids and other products are Siemens preferred pricing reductions of approximately $806,000 in the second quarter of 2006 and $836,000 in the second quarter of 2005, respectively (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein). The total cost of products sold and services, as a percent of net revenues for both the first quarter of 2006 and 2005 was approximately 29.1%.
Center operating expenses in the second quarter of 2006 increased approximately $1.5 million, or 16.7% from the second quarter of 2005. This increase is mainly attributable to an increase in incentive compensation related to additional net revenues, increased wages due to normal merit increases and increases in center and managerial staff as well as additional expenses of approximately $459,000 related to the centers acquired during the last twelve months.
General and administrative expenses in the second quarter of 2006 increased approximately $346,000 or 11.5% from the second quarter of 2005. This increase is attributable to increases in wages related to the recognition of compensation expense related to employee stock-based compensation awards of approximately $241,000 (see Note 7 – Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increases in wages due to normal merit increases and additional employees. These increases were offset by a decrease in professional fees of approximately $126,000.
Depreciation and amortization expense in the second quarter of 2006 remained stable compared to the same period in 2005. Decreases due to certain property and equipment becoming fully depreciated are offset by increases due to the acquisition of fixed assets and intangible assets during the second quarter of 2006. Depreciation of fixed assets was $290,000 in the second quarter of 2006 compared to $352,000 in the same period of 2005. Amortization expense was $197,000 in the second quarter of 2006 compared to $140,000 in the same period of 2005.
Interest expense in the second quarter of 2006 increased approximately $193,000 or 16.4% over the second quarter of 2005. This increase is attributable to approximately $497,000 of interest (including a non-cash portion of approximately $224,000) on the $5.5 million financing that was completed in August 2005, the new $5.0 million financing from Siemens at the end of December 2005 and the new notes payable issued for business acquisitions. These increases were offset in part by a decrease in interest on other balances due to repayments of principal and a non-cash decrease of interest expense of approximately $145,000 related to a decrease in the fair market value of the note warrants during the second quarter of 2006 (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). The non-cash charge of $655,000 included in the interest expense is $431,000 in amortization of the debt discount related to the $7.5 million convertible subordinated notes (see Note 5 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) and $224,000 in amortization of the debt discount related to the $5.5 million subordinated notes (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the interest on the Siemens Tranches A and B totaling $63,000 in the second quarter of 2006 as compared with $104,000 in the same period of 2005, which were paid through preferred pricing reductions from Siemens (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources below).
For the six months ended July 1, 2006 compared to the six months ended July 2, 2005
Net revenues in the first six months of 2006 increased approximately $5.8 million or 15.3% from the first six months of 2005. The increase is comprised of an increase in hearing aids and other products revenues of approximately $5.7 million and an increase in service revenues of approximately $155,000. The increase in hearing aids and other products revenues is mostly attributable to a 12.8% increase in the number of hearing aids sold, combined with a 3.4% increase in the average selling price due to patients selecting a higher percentage of advanced technology products. The increase in service revenues is attributable to new network managed care contracts which were partially offset by a decrease in service revenues due to lower revenues from the Company’s contract with the Department of Veteran Affairs in 2006 compared to 2005. As part of the overall increase in revenues, approximately $1.7 million was generated from the centers acquired within the last twelve months. Also part of the overall increase is a favorable impact of $370,000 related to the fluctuation in the Canadian exchange rate from 2005 to 2006. The first quarter of 2005 benefited from the impact of an additional week estimated to have generated approximately $1.4 million in additional revenues. So far in 2006, management believes the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $90 million in 2006.
Total cost of products sold and services in the first six months of 2006 increased approximately $2.1 million or 19.0%, including a 22.3% increase in hearing aids and other products sold of approximately $2.2 million offset by a 15.9% decrease in services cost of approximately $149,000. Increase in the cost of hearing aids and other product is attributable to the corresponding increase in hearing aids and other products revenues. Included in the cost of hearing aids and other products are Siemens preferred pricing reductions of approximately $1,583,000 in the first six months of 2006 and $1,668,000 in the first six months of 2005, respectively (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein). The total cost of products sold and services, as a percent of net revenues, increased to 29.5% in the first six months of 2006 from 28.6% in the first six months of 2005 due to the increase in advanced technology hearing aids sold, which have lower margins, and special introductory price promotions on new Siemens products. Management expects that in the remainder of 2006 the cost of products sold as a percent of revenues will be consistent with the first six months of 2006.
Center operating expenses in the first six months of 2006 increased approximately $2.0 million, or 11.3% from the first six months of 2005. This increase is mainly attributable to an increase in incentive compensation related to additional net revenues, increased wages due to normal merit increases and increases in center and managerial staff as well as additional expenses of approximately $737,000 related to the centers acquired during the last twelve months. Center operating expenses in 2005 included approximately $510,000 of expenses related to the additional week in the first quarter. Total center operating expenses for the remainder of 2006 will be affected by any center acquisitions; however, management expects these additional expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of revenues.

General and administrative expenses in the first six months of 2006 increased approximately $622,000 or 10.4% from the first six months of 2005. This increase is attributable to increases in wages from the recognition of compensation expense related to employee stock-based compensation awards of approximately $474,000 (see Note 7 – Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increases in wages due to normal merit increases and additional employees. General and administrative expenses in 2005 included approximately $211,000 of expenses related to the additional week in the first quarter of 2005.
Depreciation and amortization expense in the first six months of 2006 remained stable from 2005. Decreases due to certain property and equipment becoming fully depreciated are offset by increases due to the acquisition of approximately $564,000 in fixed assets and approximately $1.2 million in intangible assets during the first six months of 2006. Depreciation of fixed assets was $599,000 in the first six months of 2006 compared to $716,000 in the same period of 2005. Amortization expense was $380,000 in the first six months of 2006 compared to $257,000 in the same period of 2005.
The gain from insurance proceeds of approximately $57,000 in the first six months of 2006 represents insurance proceeds resulting from business interruption claims from 2005 hurricanes sustained in Florida hearing care centers.
Interest expense in the first six months of 2006 increased approximately $438,000 or 18.5% over the first six months of 2005. This increase is attributable to approximately $1,020,000 of interest (including a non-cash portion of approximately $469,000) on the $5.5 million financing that was completed in August 2005, the new $5.0 million financing from Siemens at the end of December 2005 and the new notes issued for business acquisitions. These increases were offset in part by a non-cash decrease of interest on other existing balances due to repayments of principal and a decrease of interest expense of approximately $317,000 related to a decrease in the fair market value of the note warrants during the first six months of 2006 (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). The non-cash charge of $1,380,000 included in the interest expense is $911,000 in amortization of the debt discount related to the $7.5 million convertible subordinated notes (see Note 5 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) and $469,000 in amortization of the debt discount related to the $5.5 million subordinated notes (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the interest on the Siemens Tranches A and B totaling $110,000 in the first six months of 2006 as compared with $206,000 in the same period of 2005, paid through preferred pricing reductions from Siemens (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources below). Early payment or conversion of the $7.5 million convertible subordinated notes and/or the $5.5 million subordinated notes would result in the write off of any remaining debt discount amortization and therefore increase non-cash interest expense.
During the first six months of 2006 and 2005, HEARx West generated net income of approximately $2.0 million and $1.2 million, respectively. The HEARx West accumulated deficit of approximately $1.9 million at the end of 2005 was eliminated at the end of the second quarter of 2006. According to the Company’s agreement with the Permanente Federation, the Company included in its statement of operations 100% of the losses incurred by the venture since its inception and will receive 100% of the net income of the venture until the accumulated deficit is eliminated. During the second quarter of 2006 the Company began recording a minority interest, corresponding to 50% of the venture’s net income that exceeded the remaining accumulated deficit, as an expense in the Company’s consolidated statement of operations and with a corresponding liability on its consolidated balance sheet during the second quarter of 2006 of approximately $62,000. Now that the accumulated deficit is eliminated the Company will record the minority interest based on 100% of the venture’s total net income starting in the third quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties restructured the then outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The new facility is for a total of $26 million, including the currently outstanding $24.6 million, and is structured in three tranches.
Tranche A, with a principal balance at the closing on February 10, 2006 of approximately $2.2 million, bears interest of 10% per annum and is payable in three quarterly installments which began in the first quarter of 2006. Quarterly payments are subject to rebate credits as described below. The balance of Tranche A at July 1, 2006 was $779,851.
Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit less any amounts then outstanding under Tranche A and Tranche C. The balance of Tranche B at July 1, 2006 was $3,152,221.
Tranche C, with a principal balance on the closing on February 10, 2006 of approximately $20.9 million, bears interest of prime plus 1% per annum and is payable in quarterly installment payments of $730,000 plus interest thereon commencing with the fourth quarter of 2006, which quarterly payments are also subject to rebate credits as described below. In addition, the Company is required to make monthly installments of principal and interest of $130,000 which began February 2006. These monthly installment payments are intended to repay approximately $6.6 million of the Tranche C principal original balance which is how approximately $6.0 million. Additional loans may be made to the Company under Tranche C for certain acquisitions. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from any equity offerings the Company may complete. The original Credit Agreement contained a similar provision and the payment for 2006 based on 2005 excess cash flow was approximately $300,000 and was made in April 2006. The balance of the Tranche C at July 1, 2006 was $20,659,649.
Substantially all of the principal balance of Tranche C, as well as the principal balance of the Tranche A and Tranche B, with interest, are eligible for repayment utilizing rebate credits on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement a cumulative minimum percentage of all the hearing aids it sells.
Substantially all of the Company’s assets collateralize repayment of the Siemens notes payable.
The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Amended Supply Agreement requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of July 1, 2006, the Company was in compliance with those payment provisions. Upon noncompliance, Siemens may declare the Company to be in default of the Amended Supply Agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s Amended Credit Facility and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.

The working capital deficit increased $5.5 million to $8.6 million as of July 1, 2006 from $3.1 million as of December 31, 2005. The increase in the deficit is attributable to approximately $6.0 million in additional cash used in investing and financing activities over cash generated from operating activities before change in non-cash working capital items of approximately $2.4 million and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $2.0 million. The working capital deficit of $8.6 million includes approximately $3.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $994,000 ($2.5 million in current maturities, net of $1.5 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In the first six months of 2006, the Company generated income from operations of approximately $3.3 million compared to $2.2 million in the first six months of 2005. Cash and cash equivalents as of July 1, 2006 were approximately $2.4million.
Net cash from operating activities in the first six months of 2006 increased approximately $472,000 compared to the first six months of 2005, which is mainly attributable to the improvement in the Company’s profitability from one period to the other offset in part by a net decrease of the non-cash working capital items in 2006 of approximately $780,000, mostly due to the use of cash to purchase additional inventories of open-fit products from Siemens during the first six months of 2006 as compared to a net increase of approximately $131,000 of these same items in 2005.
During the first six months of 2006, cash of approximately $4.9 million was used to complete the acquisition of several centers, an increase of approximately $4.0 million over the $977,000 spent on acquisitions in the first six months of 2005 due to the acceleration of our acquisition program in 2006. In addition, spending for leasehold improvements related to center upkeep and maintenance increased from $393,000 in the first six months of 2005 to approximately $564,000 in the first six months of 2006. It is expected that additional funds will be used for acquisitions during the second part of the year. The source of these funds would be generated by using the Siemens acquisition line of credit. Capital expenditures for the second half of 2006 are expected to remain consistent with the first half of the year.
Funds of approximately $1.5 million were also used in the first six months of 2006 to repay long-term debt. This is an increase of $707,000 over the first six months of 2005 due to the additional repayments on the Siemens $5.0 million financing of December 2005 and notes from business acquisitions. Quarterly principal payments of $625,000 on the convertible subordinated debt began in 2006 resulting in an increase in cash outflows of $1,250,000 in 2006. The subordinated notes were not issued until August 2005 so there is an increase in cash outlays of $880,000 for the first six months on the subordinated notes. The use of funds for dividends on preferred stock was reduced from $414,000 to $70,000 as the Series E Convertible Preferred Stock was redeemed in September 2005. In the first six months of 2006, proceeds of $3.2 million were received from the Siemens Tranche B for acquisitions. In the first six months of 2005, proceeds of $1,725,000 resulted from the exercise of warrants. The Company expects to draw additional money from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its acquisitions for the remainder of the year.
The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of July 1, 2006:

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
Long-term debt (1)	$30,670	$6,647	$12,809	$10,475	$739
Convertible subordinated notes (3)	6,250	2,500	3,750	—	—
Subordinated notes	4,180	1,760	2,420	—	—

Subtotal of obligations recorded on balance sheet	41,100	10,907	18,979	10,475	739
Interest to be paid on long-term debt (2)	1,793	707	885	201	—
Interest to be paid on convertible subordinated notes (3)	646	410	236	—	—
Interest to be paid on subordinated notes	353	237	116	—	—
Operating leases	19,517	2,526	11,872	3,183	1,936
Employment agreements	4,086	1,429	2,027	630	—
Purchase obligations	1,173	747	426	—	—

Total contractual cash obligations	$68,668	$16,963	$34,541	$14,489	$2,675

(1)	Approximately $18.5 million can be repaid through preferred pricing reductions from Siemens, including $3.6 million in less than 1 year and $7.1 million in years 1-3, $7.1 million in years 4-5 and $739,000 in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the Amended and Restated Credit Agreement. Interest repaid through preferred pricing reductions was $110,000 in the first six months of 2006. (See Note 4a – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	When due, these notes and corresponding interest can be repaid at the option of the Company in common stock.
CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of its financial statements:
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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $27,000.
Sales returns
The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for estimated returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. program. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

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

	Variable Rate	Fixed Rate				Total
	Prime+1%	10% note	8%	7%
	due January	Due January	due November	due August
	2011	2011	2008	2008	Other
	$	$	$	$	$	$
	(000's)	(000's)	(000's)	(000's)	(000's)	(000's)
2006	(1,207)	(1,104)	(1,250)	(880)	(985)	(5,426)
2007	(4,105)	(647)	(2,500)	(1,760)	(1,923)	(10,935)
2008	(4,195)	(647)	(2,500)	(1,540)	(1,502)	(10,384)
2009	(4,295)	(647)	—	—	(1,181)	(6,123)
2010	(6,858)	(887)	—	—	(487)	(8,232)

Total	(20,660)	(3,932)	(6,250)	(4,180)	(6,078)	(41,100)

Estimated fair value	(20,316)	(3,925)	(6,208)	(4,063)	(5,992)	(40,504)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 1, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of July 1, 2006, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on May 9, 2006. At that meeting, the stockholders were asked to consider and act on the election of directors.
The following persons were elected as directors for terms expiring in 2007 and received the number of votes set forth opposite their respective names:

		Against/
Nominee	For	Withheld
Paul A. Brown, M. D.	25,877,353	6,282,543
Stephen J. Hansbrough	25,941,528	6,218,368
Thomas W. Archibald	25,942,868	6,217,028
David J. McLachlan	25,933,894	6,226,002
Joseph L. Gitterman III	25,943,201	6,216,695
Michel Labadie	25,943,373	6,216,523
Bruce N. Bagni	25,939,283	6,220,613

Item 6. Exhibits
2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc.
(Registrant)

August 8, 2006

/s/Stephen J. Hansbrough

Stephen J. Hansbrough
President/Chief Executive Officer
HearUSA, Inc.

/s/Gino Chouinard

Gino Chouinard
EVP/Chief Financial Officer
HearUSA, Inc.