Form 10-Q
period 2006-09-30
HEARUSA INC
filed 2006-11-14
CIK 821536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11655
HearUSA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2748248

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (561) 478-8770

Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report
          Indicate by check Ö whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 2, 2006, 31,492,694 shares of the Registrant’s Common Stock and 767,358 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS (Note 3)
Current assets
Cash and cash equivalents	$2,091,857	$6,706,944
Restricted cash and cash equivalents	204,614	431,000
Accounts and notes receivable, less allowance for doubtful accounts of $474,120 and $413,386	7,552,738	6,715,933
Inventories	2,644,717	1,604,943
Prepaid expenses and other	930,978	1,627,407

Total current assets	13,424,904	17,086,227
Property and equipment, net	3,983,711	3,437,436
Goodwill (Note 3)	46,852,879	36,394,959
Intangible assets, net (Note 3)	12,787,051	11,477,290
Deposits and other	655,210	585,633

Total Assets	$77,703,755	$68,981,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,589,468	$8,499,812
Accrued expenses	2,982,849	2,344,419
Accrued salaries and other compensation	2,290,538	2,589,877
Current maturities of long-term debt	6,958,937	5,192,108
Current maturities of convertible subordinated notes, net of debt discount of $1,335,949 and $1,847,853	1,789,051	652,147
Current maturities of subordinated notes, net of debt discount of $556,257 and $868,345	1,203,743	891,655
Dividends payable	33,785	34,562

Total current liabilities	24,848,371	20,204,580

Long-term debt (Notes 3 and 4)	25,457,839	19,970,099
Convertible subordinated notes — net of debt discount of $601,446 and $1,565,187 (Note 5)	2,523,554	3,434,813
Subordinated notes — net of debt discount of $134,169 and $512,350 (Note 6)	1,845,831	2,787,650
Warrant liability (Note 6)	179,811	1,347,217

Total long-term liabilities	30,007,035	27,539,779

Commitments and contingencies	—	—

Minority interest in net income of consolidated subsidiary	383,535	—

Stockholders’ equity (Note 7)
Preferred stock (aggregate liquidation preference $2,330,000; $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	233	233

Total preferred stock	233	233

Common stock: $.10 par; 75,000,000 shares authorized 32,016,350 and 31,893,200 shares issued	3,201,635	3,189,320
Stock subscription	(412,500)	(412,500)
Additional paid-in capital	123,707,174	121,934,658
Accumulated deficit	(104,305,494)	(103,252,279)
Accumulated other comprehensive income	2,758,907	2,262,895
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	22,464,814	21,237,186

Total Liabilities and Stockholders’ Equity	$77,703,755	$68,981,545

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine Months Ended September 30, 2006 and October 1, 2005

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$61,553,966	$53,706,549
Services	4,396,675	3,995,852

Total net revenues	65,950,641	57,702,401

Operating costs and expenses
Hearing aids and other products (Note 4)	18,676,853	15,692,130
Services	1,298,074	1,342,226

Total cost of products sold and services	19,974,927	17,034,356
Center operating expenses	30,663,419	26,929,214
General and administrative expenses (including approximately $721,000 non- cash employee stock-based compensation expense in 2006 – Notes 1 and 7)	10,127,438	8,848,091
Depreciation and amortization	1,477,085	1,446,203

Total operating costs and expenses	62,242,869	54,257,864

Income from operations	3,707,772	3,444,537
Non-operating income (expense):
Gain from insurance proceeds	202,936	430,122
Interest income	109,929	52,180
Interest expense (including approximately $1,978,000 and $1,789,000 of non-cash debt discount amortization and approximately $(250,000) and $76,000 in non-cash interest (income) expense related to the change in the fair value of the warrant liability — Notes 4, 5 and 6)	(4,436,120)	(3,671,029)
Minority interest in net income of consolidated subsidiary (Note 1)	(383,535)	—

Income (loss) from continuing operations before income taxes	(799,018)	255,810
Income taxes	(150,900)	—

Net income (loss) from continuing operations	(949,918)	255,810

Discontinued operations (Note 2):
Gain on disposition of assets	—	365,158
Net loss from discontinued operations	—	(406,662)

Total net income from discontinued operations	—	(41,504)

Net income (loss)	(949,918)	214,306
Dividends on preferred stock	(103,297)	(666,113)

Net loss applicable to common stockholders	$(1,053,215)	$(451,807)

Net income (loss) from continuing operations, after dividends on preferred stock, applicable to common stockholders per common share – basic and diluted	$(0.03)	$(0.01)

Net loss applicable to common stockholders per common share – basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding – basic and diluted	32,211,925	31,452,690

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended September 30, 2006 and October 1, 2005

	Three Months Ended
	September 30,	October 1,
	2006	2005
	(unaudited)	(unaudited)
Net revenues
Hearing aids and other products	$20,518,338	$18,362,752
Services	1,523,182	1,252,803

Total net revenues	22,041,520	19,615,555

Operating costs and expenses
Hearing aids and other products (Note 4)	6,490,501	5,624,739
Services	511,084	507,152

Total cost of products sold and services	7,001,585	6,131,891
Center operating expenses	10,598,402	8,868,510
General and administrative expenses (including approximately $247,000 non-cash employee stock-based compensation expense in 2006 – Notes 1 and 7)	3,539,613	2,882,357
Depreciation and amortization	497,460	471,116

Total operating costs and expenses	21,637,060	18,353,874

Income from operations	404,460	1,261,681
Non-operating income (expense):
Gain from insurance proceeds	145,779	300,527
Interest income	18,739	22,582
Interest expense (including approximately $601,000 and $649,000 of non-cash debt discount amortization and approximately $67,000 and $76,000 in non-cash addition in interest expense for the change in the fair value of the warrant liability – Notes 4, 5 and 6)	(1,638,389)	(1,310,053)
Minority interest in net income of consolidated subsidiary	(321,897)	—

Income (loss) from continuing operations before income taxes	(1,391,308)	274,737
Income taxes	(84,750)	—

Net income (loss) from continuing operations	(1,476,058)	274,737

Discontinued operations (Note 2):
Net loss from discontinued operations	—	(140,155)

Net income (loss)	(1,476,058)	134,582
Dividends on preferred stock	(33,785)	(299,035)

Net loss applicable to common stockholders	$(1,509,843)	$(164,453)

Net income (loss) from continuing operations after dividends on preferred stock, applicable to common stockholders per common share – basic	$(0.05)	$0.00

Net income (loss) from continuing operations after dividends on preferred stock, applicable to common stockholders per common share – diluted	$(0.05)	$0.00

Net loss applicable to common stockholders per common share – basic	$(0.05)	$(0.00)

Net loss applicable to common stockholders per common share – diluted	$(0.05)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	32,259,927	32,033,447

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and October 1, 2005

	September 30,	October 1,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(949,918)	$214,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt discount amortization	1,978,210	1,758,771
Depreciation and amortization	1,477,085	1,446,203
Interest on Siemens Tranches	997,467	632,533
Employee stock-based compensation	721,085	—
Minority interest in income of consolidated subsidiary	383,535	—
Provision for doubtful accounts	271,000	266,554
Net loss from discontinued operations	—	41,504
Consulting expense-stock-based	20,767	—
Principal payments on long-term debt made through preferred pricing reductions	(2,275,540)	(2,192,336)
Increase (decrease) in fair value of warrant liability	(249,542)	75,882
Other	—	(30,551)
(Increase) decrease in:
Accounts and notes receivable	(997,514)	(904,202)
Inventories	(1,035,777)	(186,834)
Prepaid expenses and other	695,878	(490,066)
Increase (decrease) in:
Accounts payable and accrued expenses	1,770,254	574,679
Accrued salaries and other compensation	(308,468)	196,070

Net cash provided by continuing operations	2,498,522	1,402,513
Net cash used in discontinued operations	—	(301,244)

Net cash provided by operating activities	2,498,522	1,101,269

Cash flows from investing activities
Purchase of property and equipment-continuing operations	(1,069,143)	(781,117)
Purchase of property and equipment-discontinued operations	—	(13,332)
Business acquisitions	(6,648,575)	(1,282,303)
Proceeds from sales of discontinued operations	—	1,101,385
Proceeds from redemption of certificates of deposit	226,386	—

Net cash used in investing activities	(7,491,332)	(975,367)

Cash flows from financing activities
Proceeds from issuance of long-term debt	5,208,045	—
Proceeds from issuance of subordinated notes	—	5,170,000
Principal payments on long-term debt	(2,146,070)	(1,072,857)
Principal payments on convertible subordinated notes	(1,250,000)	—
Principal payments on subordinated notes	(1,320,000)	—
Proceeds from the exercise of warrants	—	1,725,000
Proceeds from the exercise of employee stock options	116	68,004
Cost of exchange and redemption of capital stock	—	(4,928,041)
Dividends paid on preferred stock	(104,074)	(591,428)

Net cash provided by financing activities	388,017	370,678

Effects of exchange rate changes on cash	(10,294)	40,810

Net increase (decrease) in cash and cash equivalents	(4,615,087)	537,390
Cash and cash equivalents at beginning of period	6,706,944	2,615,379

Cash and cash equivalents at end of period	$2,091,857	$3,152,769

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and October 1, 2005

	September 30,	October 1,
	2006	2005
	(unaudited)	(unaudited)
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,015,000	$1,022,993

Cash paid for income taxes	$96,900	$—

Supplemental schedule of non-cash investing and financing activities:
Principal payments of long-term debt through preferred pricing reductions	$2,275,540	$2,192,336

Issuance of notes payable in exchange for business acquisitions	$5,460,000	$2,150,000

Capital lease of property and equipment	$—	$41,501

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA, Inc. (“HearUSA” or the “Company”), a Delaware corporation, was organized in 1986. As of September 30, 2006, the Company has a network of 153 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,400 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first nine months of 2006 and 2005, HEARx West generated net income of approximately $2.7 million and $1.8 million, respectively. The HEARx West accumulated deficit of approximately $1.9 million at the end of 2005 was eliminated by the end of the second quarter of 2006. According to the Company’s agreement with the Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the venture since its inception and received 100% of the net income of the venture until the accumulated deficit was eliminated. During the second quarter of 2006, the Company began recording a minority interest, equal to 50% of the venture’s net income that exceeded the accumulated deficit, as a non-operating expense in the Company’s consolidated statement of operations of approximately $322,000 for the third quarter and approximately $384,000 for the nine months ended September 30, 2006, with a corresponding liability on its consolidated balance sheet of approximately $384,000 as of September 30, 2006.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
Common stock equivalents for convertible subordinated notes and preferred stock, outstanding options and warrants to purchase common stock of 5,942,026 and 9,635,337 for the nine month period ended September 30, 2006 and October 1, 2005, respectively, were excluded from the computations of net loss per common share — diluted because the effect of their inclusion would be anti-dilutive. Common stock equivalents for convertible subordinated notes and preferred stock, outstanding options and warrants to purchase common stock of 5,801,720 and 6,400,864 for the third quarters ended September 30, 2006 and October 1, 2005, respectively, were excluded from the computations of net loss per common share- diluted because the effect of their inclusion would be anti-dilutive.
For purposes of computing net income (loss) per common share – basic and diluted, for the quarters ended September 30, 2006 and October 1, 2005, the weighted average number of shares of common stock outstanding includes the effect of the 767,358 and 815,041, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net income (loss) for the period	$(949,918)	$214,306	$(1,476,058)	$134,582
Other comprehensive income:
Foreign currency translation adjustments	496,012	631,188	(19,314)	724,825

Comprehensive income (loss) for the period	$(453,906)	$845,494	$(1,495,372)	$859,407

Stock-based compensation
On January 1, 2006, we adopted Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the company’s instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,“ and generally requires that such transactions be accounted for using a fair-value based method and recognized as expenses in our consolidated financial statements.
We adopted SFAS 123(R) using the modified prospective transition method which requires the application of accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first three quarters of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). (See Note 7 — Stock-based Benefit Plans)

HearUSA, Inc
Notes to Consolidated Financial Statements
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first nine months of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). This additional expense is non-cash and does not affect the Company’s cash flows.
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
Net revenues and net loss from discontinued operations applicable to common stockholders per common share – basic and diluted of the discontinued operations for the nine and three months ended October 1, 2005 were approximately as follows:

	Nine months	Three months
	ended	ended
	October 1, 2005	October 1, 2005

Net revenues of discontinued operations	$1,862,000	$0

Net loss of discontinued operations	$407,000	$107,000

Net loss from discontinued operations applicable to common stockholders per common share – basic	$(0.00)	$(0.00)
Net loss from discontinued operations applicable to common stockholders per common share – diluted	$(0.00)	$(0.00)

3. Business Acquisitions
During 2006, the Company in thirteen separate transactions acquired the assets of twenty hearing care centers in New Jersey, New York, California, Michigan, Florida and the Province of Ontario. Consideration paid was approximately $6.6 million of cash and accounts and notes payable of approximately $5.6 million. The acquisitions resulted in additions to goodwill of approximately $10 million, fixed assets of approximately $336,000 and customer lists, non-compete agreements and contracts of approximately $1.8 million. The notes payable bear interest at rates varying from 5% to 6.5% and are payable in quarterly installments varying from $8,000 to $70,000 plus accrued interest, through September 2010. In connection with these acquisitions, the Company drew approximately $5.2 million from its acquisition line of credit with Siemens. (See Note 4 – Long-term Debt)

HearUSA, Inc
Notes to Consolidated Financial Statements
The customer lists, non-compete agreements and contracts allocated value were recorded as intangible assets on the consolidated balance sheets. Intangible asset amortization related to business acquisitions was approximately $601,000 in the first nine months of 2006 and approximately $220,000 in the third quarter of 2006.
Due to the timing of some of the acquisitions taking place late in the third quarter of 2006, the Company is still in the process of obtaining the necessary information to be able to present unaudited pro forma results in accordance with FAS 141 disclosure requirements.
4. Long-term Debt (also see Notes 5 and 6)
Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)

Notes payable to Siemens — see below:
Tranche A	$49,850	$2,239,851
Tranche B (Note 3)	2,670,061	—
Tranche C (includes $1,998,666 and $1,298,865 of accrued interest)	23,307,237	20,875,256

Total notes payable to Siemens	26,027,148	23,115,107

Notes payable to others (Note 3)	6,389,628	2,047,100

	32,416,776	25,162,207
Less current maturities	6,958,937	5,192,108

	$25,457,839	$19,970,099

Approximately $20.2 million of long-term debt can be repaid through preferred pricing reductions from Siemens, including $3.5 million included in the current maturities of long-term debt.
On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties restructured the then outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The credit agreement was further amended on August 25, 2006 in order to better reflect the intent of the parties. The new facility is for a total of $26 million all of which is outstanding at September 30, 2006. The new facility is structured in three tranches.
Tranche A, with a principal balance at the closing on February 10, 2006 of approximately $2.2 million, bears interest of 10% per annum and is payable in quarterly installments of $730,000 plus interest thereon which began in the first quarter of 2006. These quarterly payments are subject to rebate credits as described below.
Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit less any amounts then outstanding under Tranche A and Tranche C. Tranche B bears interest of prime plus 1% per annum and is payable in quarterly installments corresponding to $65 per Siemens units sold by the acquired centers plus interest thereon. These quarterly payments are subject to rebate credits as described below.

HearUSA, Inc
Notes to Consolidated Financial Statements
Tranche C, with a principal balance at the closing on February 10, 2006 of approximately $20.9 million, is broken down in three sub-tranches; C1 with a balance of approximately $14.3 million at the closing on February 10, 2006, bears interest of prime plus 1% per annum (9.25% at September 30, 2006) and is payable in quarterly installment payments of $730,000 plus interest commencing with the fourth quarter of 2006.
Quarterly payments are subject to rebate credits as described below. The balance of C1 as of September 30, 2006 was approximately $16.2 million. Tranche C2 with a balance of approximately $6.6 million at the closing on February 10, 2006, bears interest of 7.44% and is payable with monthly installments of principal and interest of $130,000 which began February 2006. The balance of Tranche C2 at September 30, 2006 was approximately $5.9 million. Additional loans may be made to the Company under Tranche C3 for certain acquisitions. Tranche C3, with no outstanding balance at the closing on February 10, 2006, bears interest at prime plus 1% per annum (9.25% at September 30, 2006). The interest is accrued and capitalized on the outstanding balance of the note, unless such capitalization results in the overall outstanding balance exceeding the $26 million credit limit, in which case the amount of interest causing the excess has to be paid in cash. The balance of the notes, including capitalized and accrued and unpaid interest, is payable in full at maturity of the Credit and Supply Agreements. The outstanding balance of Tranche C3 at September 30, 2006 was approximately $1.2 million, including approximately $11,000 of capitalized interest. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of any proceeds from any equity offerings the Company may complete. The original Credit Agreement contained this provision and the payment for 2006 based on 2005 excess cash flow was approximately $300,000. Such payment was made in April 2006. Under the Amended and Restated Credit Agreements, these payments have to be applied first to Tranche C3, then to Tranche C2 and then to Tranche C1.
Substantially all of the principal balance of Tranche C1, as well as the principal balance of Tranche A and Tranche B, with interest, will continue to be eligible for repayment utilizing rebate credits (preferred pricing reductions) on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement a cumulative minimum percentage of all the hearing aids it sells.
The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C1 during each of the periods shown below:

	Nine Months Ended		Three Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Portion applied against quarterly principal payments	$2,276,000	$2,192,000	$803,000	$730,000
Portion applied against quarterly interest payments	$178,000	$292,000	$68,000	$86,000
Preferred pricing reductions recorded as a reduction of cost of products sold	$(2,454,000)	$(2,484,000)	$(871,000)	$(816,000)

Under the Amended Supply Agreement, HearUSA agreed to purchase from Siemens a cumulative minimum percentage of company-owned centers’ hearing aid purchases for a period through February 2011 at specified prices. If the Company fails to purchase the required minimum, Siemens could declare a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the Amended Credit Agreement immediately due and payable. The Company believes that as of September 30, 2006, such minimum purchase requirements have been met.
Pursuant to the agreements with Siemens, a change of control of the Company (as defined) will constitute an event of default upon which Siemens may cancel its commitments under the credit agreement and declare the entire outstanding amounts under the credit facilities to be immediately due and payable.

\

HearUSA, Inc
Notes to Consolidated Financial Statements
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
During the first nine months of 2006 and 2005, approximately $1,950,000 and $2,233,000, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees and a debt discount amortization charge of approximately $1,308,000 and $1,624,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the next five years totals approximately $478,000 for the remainder of 2006, $1,145,000 in 2007 and $435,000 in 2008
On September 25, 2006 the Note holders agreed to delay the $625,000 principal and $126,389 accrued interest payments due on that date and signed a non-binding agreement to negotiate the conversion of the notes and the exercise of their warrants. In the event the investors convert the debt and exercise the warrants, the Company will be required to expense the remaining debt discount and prepaid financing fees of approximately $2.1 million in the period in which the conversion or exercise occurs.
6. Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock at $2.00 per share expiring on November 22, 2008. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7 percent per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock.

HearUSA, Inc
Notes to Consolidated Financial Statements
At issuance, the Company agreed to register the common shares underlying the warrant shares and to maintain such registration during the three-year period ending September 2008 so that the Warrant holders could sell their shares if the Note Warrants were exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three-year period was recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black- Scholes option pricing model at issuance. Any gains or losses resulting from changes in fair value from period to period are recorded in interest expense. As the holders exercise their Note Warrants, the applicable portion of the liability will be reclassified to additional paid in capital. The notes are subordinate to the Siemens notes payable. The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method.
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
During the third quarter of 2006 the Company renegotiated its registration obligations with the Note Warrant holders to eliminate the penalty provisions of the registration rights agreement for failure to keep the registration active. Holders of eighty-six percent of the Note Warrants agreed to the changes. For those who agreed to the changes, the value of the Note Warrant was calculated at the date the amended registration rights agreement was signed and approximately $918,000 was reclassified from warrant liability to additional paid in capital.
At September 30, 2006, the fair value of the remaining Note Warrants, using a Black-Scholes option pricing model was $179,811. Changes of the warrant liabilities recorded as interest expense was $67,000 in the third quarter of 2006. The first nine months of 2006 reduction on the warrant liabilities from the December 31, 2005 valuation of approximately $250,000 was recorded as a reduction in interest expense.
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8 percent of the original principal amount plus interest and a premium of 2 percent of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is $440,000 for the remainder of 2006, $1,760,000 in 2007 and $1,540,000 in 2008.
During the first nine months of 2006 and 2005, approximately $1,078,000 and $186,000 respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $670,000 and $121,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the following three years totals approximately $179,000 for the remainder of 2006, $496,000 in 2007 and $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the retirement occurs.
7. Stock-based Benefit Plans
The 1987 Stock Option Plan
The 1987 Stock Option Plan is administered by the Company’s Board of Directors. A maximum of 250,000 shares of common stock were authorized for issuance under this plan. All employees of the Company,

HearUSA, Inc
Notes to Consolidated Financial Statements
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
The 2002 Flexible Stock Plan
The Company’s 2002 Flexible Stock Plan, which is stockholder approved, is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock. At September 30, 2006, 232,500 shares were available for future grants under the plan.
Impact of the Adoption of SFAS 123(R)
We adopted SFAS 123(R) using the modified prospective transition method on January 1, 2006. Accordingly, for the nine months ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123(R) were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have recognized compensation expense using the straight-line amortization method. For stock-based compensation awards granted after January 1, 2006, we recognize compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. The impact of recording stock-based compensation for the nine-months ended September 30, 2006 was approximately $721,000 of additional general and administrative cost. This additional expense is non-cash.
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

HearUSA, Inc
Notes to Consolidated Financial Statements

	Nine Months Ended
	September 30,	October 1,
	2006	2005

Risk free interest rate	5.02% - 5.12%	4.04%
Expected life in years	10	7 - 10
Expected volatility	88%	95%
Stock-based Payment Award Activity
The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at beginning of year	5,258,770	$1.36
Granted	225,000	$1.26
Exercised	150	$0.77
Forfeited /expired/cancelled	66,994	$6.45

Outstanding at September 30, 2006	5,416,626	$1.30	6.76	$3,169,253

Vested and expected to vest at September 30, 2006	5,416,626	$1.30	6.76	$3,169,253

Exercisable at September 30, 2006	3,277,876	$1.35	5.98	$2,138,991

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2006. As of September 30, 2006, there was approximately $1,308,000 of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of five years.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at January 1, 2006	2,992,826	$0.98
Granted	225,000	$1.10
Vested	(1,066,576)	$0.91
Forfeited unvested	(12,500)	$0.57

Non-vested at September 30, 2006	2,138,750	$0.91

HearUSA, Inc
Notes to Consolidated Financial Statements
Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS 123 was not reflected in our results of operations for the nine and three month periods ended October 1 , 2005 for employee stock option awards and all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.
The pro forma information for the nine and three months ended October 1, 2005 was as follows:

	Nine Months Ended	Three Months Ended
	October 1,	October 1,
	2005	2005

Net loss applicable to common stockholders as reported	$(451,807)	$(164,453)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,137,000)	(390,000)

Pro forma, net loss	$(1,588,807)	$(554,453)

Loss per share-basic
Basic and diluted-as reported	$(0.01)	$(0.00)
Basic and diluted-pro forma	$(0.05)	$(0.02)
8. Segments
The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing and the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States and Canada.

HearUSA, Inc
Notes to Consolidated Financial Statements
The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total
For the nine months ended:
Hearing aids and other products revenues
September 30, 2006	$61,504,000	$50,000	—	—	$61,554,000
October 1, 2005	$53,642,000	$65,000	—	—	$53,707,000

Service revenues

September 30, 2006	$3,275,000	—	$1,122,000	—	$4,397,000

October 1, 2005	$2,864,000	—	$1,132,000	—	$3,996,000

Income (loss) from operations

September 30, 2006	$13,460,000	$(110,000)	$631,000	$(10,273,000)	$3,708,000

October 1, 2005	$12,111,000	$(51,000)	$385,000	$(9,000,000)	$3,445,000

As of and for the nine months ended:
September 30, 2006
Depreciation and amortization	$1,328,000	—	$3,000	$146,000	$1,477,000
Total assets	$62,168,000	—	$933,000	$14,603,000	$77,704,000
Capital expenditures	$580,000	—	—	$489,000	$1,069,000

October 1, 2005
Depreciation and amortization	$1,290,000	—	$4,000	$152,000	$1,446,000
Total assets	$49,932,000	—	$1,273,000	$13,019,000	$64,224,000
Capital expenditures	$659,000	—	—	$135,000	$794,000
Hearing aids and other products revenues as a percentage of net sales consisted of the following:

	Nine months ended
	2006	2005

Hearing aid revenues	95.9%	95.5%
Other products revenues	4.1%	4.5%
Services revenues as a percentage of net sales consisted of the following:

	Nine months ended
	2006	2005

Hearing aid repairs	52.4%	52.5%
Testing and other income	47.6%	47.5%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Nine months ended
	2006	2005

General and administrative expenses	$(10,127,000)	$(8,848,000)
Deprecation and amortization	(146,000)	(152,000)

Corporate loss from operations	$(10,273,000)	$(9,000,000)

HearUSA, Inc
Notes to Consolidated Financial Statements
Information concerning geographic areas:
As of and for the nine months ended September 30, 2006 and October 1, 2005:

	United States	Canada	United States	Canada
	2006	2006	2005	2005
	$	$	$	$

Hearing aid and other product revenues	54,596,000	6,958,000	47,835,000	5,872,000
Service revenues	4,076,000	321,000	3,693,000	303,000
Long-lived assets	52,482,000	11,797,000	41,406,000	10,300,000
Total assets	63,656,000	14,048,000	51,371,000	12,853,000
9. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
10. Liquidity
The working capital deficit increased $8.3 million to $11.4 million as of September 30, 2006 from $3.1 million as of December 31, 2005. The increase in the deficit is attributable to approximately $7.1 million in additional cash used in investing and financing activities over cash generated from operating activities before the change in non-cash working capital items of approximately $2.4 million and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $3.2 million. The working capital deficit of $11.4 million includes approximately $3.5 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $1,789,000 ($3.1 million in current maturities, net of $1.3 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In the first nine months of 2006, the Company generated income from operations of approximately $3.7 million compared to $3.4 million in the first nine months of 2005. Cash and cash equivalents as of September 30, 2006 were approximately $2.1 million.

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
11. Subsequent events
During October and November of 2006, the Company in four separate transactions acquired the assets of six hearing care centers in New York, Florida and the Province of Ontario.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the remainder of the year; belief; expectation that income from operations will continue to improve as revenues increase; long-term target is to achieve income from operations, as a percent of total net revenues, of 10% to 12%; expectation that in the remainder of 2006 the cost of products sold as a percent of revenues will be consistent with the first nine months of 2006; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of revenues; expectation that additional funds will be used for acquisitions during the remainder of the year and that a portion of those funds will be drawn from the Siemens line of credit; expectations that capital expenditures for the fourth quarter of 2006 will be consistent with the first three quarters of 2006; expectations that once fully integrated the acquisitions will contribute positively to the performance of the Company. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in the Company’s annual report on Form 10-K/A for fiscal 2005 filed with the Securities and Exchange Commission. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The overall performance of the Company in the first nine months of 2006 was negatively affected by the third quarter of 2006 results, with a net loss applicable to common stockholders for that quarter of approximately $1.5 million. When compared to the first and second quarters of 2006, with net income applicable to common stockholders of approximately $270,000 and $187,000, respectively, the third quarter loss can be attributable to the following four major items:
a) Comparable centers, those who were part of the Company in the same period of last year, net revenues decreased approximately $1.5 million in the third quarter of 2006 from the first and second quarter level. Although most of that shortfall in revenues was offset by revenues from centers acquired at the end of the second quarter and during the third quarter, approximately $600,000 of fixed expenses related to these acquired centers (wages, rent, etc.) were added to the third quarter and therefore contributed to the loss. A significant part of the drop in revenues was attributable to a decrease in the average selling price of hearing aids sold in our Florida centers. This decrease was due to a reinstatement of free hearing aids to the participants in the Florida Medicaid program. These free hearing aids are provided at a very low reimbursement rate to the Company by the state. This program which was eliminated three years ago and reinstated on July 1, 2006, now covers two hearing aids instead of one.
b) The cost of products sold, as a percentage of net revenues, increased from the first and second quarter level by approximately 2 points, which negatively impacted the results by another $400,000. This increase is in part attributable to the aforementioned Florida Medicaid situation and also to the type of promotions and pricing strategies utilized in the quarter. Subsequently, management has implemented measures to address this issue.

c) The minority interest of Kaiser Permanente increased from $62,000 in the second quarter of 2006 to approximately $322,000 in the third quarter of 2006. This expense began to be recorded at the end of the second quarter of 2006 (when the venture’s accumulated deficit was fully eliminated).
d) While the first and second quarters of 2006 benefited from a reduction in interest expense due to a decrease in the value of the warrant liability from one period to another, the third quarter had an increase in interest expense due to an increase in its value at the time of measurement. This represented a swing of over $200,000 in additional interest expense when compared to preceding quarters.
When compared to last year, the Company’s net loss applicable to common stockholders increased by approximately $601,000 to approximately $1.1 million in the first nine months of 2006, compared to approximately $452,000 in the same period of 2005. The adoption of SFAS 123R required approximately $721,000 of non-cash employee stock-based compensation expenses which was not required in the same period of 2005 and the elimination of HEARx West’s deficit at the end of the second quarter of 2006 required a minority interest of approximately $384,000, which did not exist in 2005. Also, additional intangible assets due to the acquisitions made in the last twelve months contributed to an increase in amortization of such assets, related to business acquisitions, of approximately $215,000 from approximately $386,000 in the first nine months of 2005 to approximately $601,000 in the first nine months of 2006. Net loss applicable to common stockholders for the first nine months of 2006 and 2005 also includes non-cash interest charges related to the debt discount amortization of $1,978,000 and $1,789,000, respectively and a non-cash reduction in interest expense of approximately $250,000 relating to the warrant liability change in value, compared to a non-cash increase in interest expense of approximately $76,000 in 2005. Also included in 2006 is $988,000 ($633,000 in 2005) of non-cash interest expense on the Siemens Tranche C1, which according to the current credit facility with them is required to be included in the balance of the loan. Starting in October of 2006, the future interest on that Tranche will be forgiven through a corresponding additional preferred pricing reduction.
Income from operations increased $263,000 from approximately $3.4 million, or 6.0% of total net revenues, in the first nine months of 2005, to approximately $3.7 million, or 5.6% of total net revenues, in the first nine months of 2006. The 2006 income from operations also includes the aforementioned additional non-cash employee stock-based compensation expense of $721,000 (1.09% of total net revenues), which was included in general and administrative expenses and the intangible amortization of approximately $601,000 (0.91% of total net revenues) in 2006 compared to $386,000 (0.59% of total net revenues) which was included in depreciation and amortization
Management expects income from operations to improve overtime in dollars and as a percent of total net revenues as the Company’s revenues continue to increase. The Company’s long-term target is to achieve income from operations, as a percent of total net revenues, of 10% to 12%. Management believes this improvement can be achieved by leveraging its current cost structure and systems, which includes over 50% of fixed expenses, if revenues increase either organically or through acquisitions.
During the first nine months of 2006, the Company continued to focus on its strategic acquisition program implemented in 2005 and completed thirteen acquisitions. In addition, the Company has signed ten non-binding letters of intent for acquisitions, four of which have been completed subsequently. If completed, the remaining six would close during the remainder of 2006. Combined with completed acquisitions, these represent businesses with total twelve month trailing revenues (unaudited) of more than $17.4 million. Management believes that such acquisitions, once fully integrated will contribute positively to the performance of the Company. Interim financial performance, however, will be negatively impacted by the number of acquisitions made in the current and preceding quarters which could for a short period of time put a burden on the Company’s regional management and impact the performance of existing centers during the integration period.

RESULTS OF OPERATIONS
For the three months ended September 30, 2006 compared to the three months ended October 1, 2005
Net revenues in the third quarter of 2006 increased approximately $2.4 million or 12.4% over the third quarter of 2005. The increase is a result of increases in revenue from sales of hearing aids and other products which is attributable to a 14.5% increase in the number of hearing aids sold partially offset by a 2.3% decrease in the average unit selling price. In addition, service revenues increased approximately $270,000 due to additional network managed care contracts. As part of the overall increase in revenues, approximately $2.1 million was generated from the centers acquired within the last twelve months. Also part of the overall increase is a favorable impact of $162,000 related to fluctuations in the Canadian exchange rate from 2005 to 2006. Revenues from comparable centers were basically flat. This was primarily due to the Florida Medicaid change in program discussed previously.
Cost of hearing aids and other products, as a percent of hearing and other products net revenues, increased to 31.6% in the third quarter of 2006 from 30.6% in the third quarter of 2005. This increase is mostly attributable to change in product mix, promotions and a reduction in average selling prices. Included in the cost of hearing aids and other products are Siemens preferred pricing reductions of approximately $871,000 in the third quarter of 2006 and $816,000 in the third quarter of 2005, respectively (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein). Cost of services remained flat from the third quarter of 2005 compared to the third quarter of 2006, as the increase in services net revenues related to network managed care contracts did not include any related cost of services. Total cost of products and services as a percent of total net revenues in the third quarter of 2005 and the third quarter of 2006, was approximately 31.3% and 31.8%, respectively.
The increase in center operating expenses in the third quarter of 2006 of approximately $1.7 million, or 19.5% from the third quarter of 2005, is mainly attributable to additional expenses of approximately $915,000 related to the centers acquired during the last twelve months. In addition, the increase relates to an increase in incentive compensation related to additional net revenues, increased wages due to normal merit increases and increases in center and managerial staff and additional advertising expenses. As a percent of total revenues, center operating expense increased from 45.2% in the third quarter of 2005 to 48.1% in the third quarter of 2006. This increase is attributable to the comparable centers increase in advertising and wages from last year, while comparable centers net revenues remained flat. Center operating expense related to centers acquired in the last twelve months, at 44.4% of related net revenues, were in line with managements expectations.
General and administrative expenses in the third quarter of 2006 increased approximately $657,000 or 22.8% from the third quarter of 2005. This increase is attributable to the recognition of compensation expense related to employee stock-based compensation awards of approximately $247,000 (see Note 7 – Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increases in wages due to normal merit increases and additional employees. These increases were offset by a decrease in professional fees of approximately $144,000.
The gain from insurance proceeds of approximately $146,000 in the first nine months of 2006 represents insurance proceeds resulting from business interruption claims from 2005 hurricanes sustained in Florida hearing care centers.
Depreciation and amortization expense in the third quarter of 2006 remained stable compared to the same period in 2005. Decreases due to certain property and equipment becoming fully depreciated were offset by increases due to the acquisition of fixed assets and intangible assets during the third quarter of 2006. Depreciation was $277,000 in the third quarter of 2006 compared to $301,000 in the same period of 2005. Amortization expense was $220,000 in the third quarter of 2006 compared to $170,000 in the same period of 2005.

Interest expense in the third quarter of 2006 increased approximately $328,000 or 25.1% over the third quarter of 2005. This increase is attributable to approximately $511,000 of interest (including a non-cash portion of approximately $201,000) on the $5.5 million financing that was completed in August 2005, the new $5.0 million financing from Siemens at the end of December 2005 and the new notes payable issued for business acquisitions as well as a non-cash increase of interest expense of approximately $67,000 related to a decrease in the fair market value of the note warrants during the third quarter of 2006 (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). These increases were offset in part by a decrease in interest on other balances due to repayments of principal. The non-cash charge of $601,000 included in the interest expense is $400,000 in amortization of the debt discount related to the $7.5 million convertible subordinated notes (see Note 5 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) and $201,000 in amortization of the debt discount related to the $5.5 million subordinated notes (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the interest on the Siemens Tranches A and B totaling $69,000 in the third quarter of 2006 as compared with $80,000 in the same period of 2005, which were paid through preferred pricing reductions from Siemens (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources below).
The aforementioned increase in interest expense was partially offset by a reduction in dividend expense of approximately $265,000 due to the payment in full of the mandatorily redeemable convertible preferred stock in August of 2005.
For the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005
Net revenues in the first nine months of 2006 increased approximately $8.2 million or 14.3% from the first nine months of 2005. The increase is comprised of an increase in sales of hearing aids and other products revenues of approximately $7.8 million and an increase in service revenues of approximately $401,000. The increase in hearing aids and other products revenues is mostly attributable to a 13.4% increase in the number of hearing aids sold, combined with a 1.4% increase in the average selling price due to patients selecting a higher percentage of advance technology products. The increase in service revenues is attributable to new network managed care contracts which were partially offset by a decrease in service revenues due to lower revenues from the Company’s contract with the Department of Veteran Affairs in 2006 compared to 2005. As part of the overall increase in revenues, approximately $3.8 million was generated from the centers acquired within the last twelve months. Revenues from comparable centers increased by approximately $4.0 million. Also part of the overall increase is a favorable impact of $357,000 related to the fluctuation in the Canadian exchange rate from 2005 to 2006. Also, the first quarter of 2005 benefited from the impact of an additional week estimated to have generated approximately $1.4 million in additional revenues.
Cost of hearing aids and other products, as a percent of net revenues, increased to 30.3% in the first nine months of 2006 compared to 29.2% in the first nine months of 2005, mostly attributable to product mix and different promotions. Included in the cost of hearing aids and other products are Siemens preferred pricing reductions of approximately $2,454,000 in the first nine months of 2006 and $2,484,000 in the first nine months of 2005, respectively (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein). Cost of services remained flat with last year as the increase in network managed care contracts did not bear any related cost of services. Total cost of product sold increased to 30.3% in the first nine months of 2006 compared to 29.5% in the first nine months of 2005. Management expects total cost of products sold, as a percent of net revenues, for the remainder of the year to be consistent with the first nine months.
The increase in center operating expenses in the first nine months of 2006 of approximately $3.7 million, or 13.9% from the first nine months of 2005 is mainly attributable to additional expenses of approximately $1.7 million related to the centers acquired during the last twelve months. In addition, the increase relates to an increase in incentive compensation based on additional net revenues, increased wages due to normal merit increases and increases in center and managerial staff, additional advertising expense.

Center operating expenses in 2005 included approximately $510,000 of expenses related to the additional week in the first quarter. As a percent of total net revenues, center operating expense remained consistent from 46.7% in the first nine months of 2005 compared to 46.5% in the first nine months of 2006. The percent of center operation expense for the centers acquired during the last twelve months over related net revenues was in line with management expectations at approximately 44.2%. Total center operating expenses in dollar for the remainder of 2006 will be affected by any center acquisitions; however, management expects these additional expenses due to acquisitions should continue to be consistent with the current center operating expenses when looked at as a percent of revenues.
General and administrative expenses in the first nine months of 2006 increased approximately $1.3 million or 14.5% from the first nine months of 2005. This increase is attributable to the recognition of compensation expense related to employee stock-based compensation awards of approximately $721,000 (see Note 7 – Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increases in wages due to normal merit increases and additional employees. General and administrative expenses in 2005 included approximately $211,000 of expenses related to the additional week in the first quarter of 2005. Management’s objective is to continue to control the increase in its general and administrative expenses overtime by maximizing its systems and fine tuning its processes allowing its employees to be more efficient.
Depreciation and amortization expense in the first nine months of 2006 remained stable from 2005. Decreases due to certain property and equipment becoming fully depreciated were offset by increases due to the acquisition of approximately $1.1 million in fixed assets and approximately $1.8 million in intangible assets during the first nine months of 2006. Depreciation was $877,000 in the first nine months of 2006 compared to $1 million in the same period of 2005. Amortization expense was $600,000 in the first nine months of 2006 compared to $437,000 in the same period of 2005.
The gain from insurance proceeds of approximately $203,000 in the first nine months of 2006 represents insurance proceeds resulting from business interruption claims from 2005 hurricanes sustained in Florida hearing care centers.
Interest expense in the first nine months of 2006 increased approximately $765,000 or 20.8% over the first nine months of 2005. This increase is attributable to approximately $1,505,000 of interest (including a non-cash portion of approximately $670,000) on the $5.5 million financing that was completed in August 2005, the new $5.0 million financing from Siemens at the end of December 2005 and the new notes issued for business acquisitions. These increases were offset in part by a decrease of interest on other existing balances due to repayments of principal and a decrease of interest expense of approximately $250,000 related to a non-cash decrease in the fair market value of the note warrants during the first nine months of 2006, compared to an increase of interest expense of approximately $76,000 during the first nine month of 2005 (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). The non-cash charge of $1,978,000 included in the interest expense is $1,308,000 in amortization of the debt discount related to the $7.5 million convertible subordinated notes (see Note 5 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) and $670,000 in amortization of the debt discount related to the $5.5 million subordinated notes (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein). These non-cash charges do not impact the liquidity or working capital of the Company. Also included in interest expense is the interest on the Siemens Tranches A and B totaling $178,000 in the first nine months of 2006 as compared with $292,000 in the same period of 2005, paid through preferred pricing reductions from Siemens (see Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources below). Early payment or conversion of the $7.5 million convertible subordinated notes and/or the $5.5 million subordinated notes would result in the write off of any remaining debt discount amortization and therefore increase non-cash interest expense. Interest expense will also increase in future quarters as the Company continues to issue promissory notes for acquisitions.

The increase in interest expense was partially offset by a decrease of approximately $563,000 in deemed dividends in the first nine months of 2005 compared to the first nine months of 2006 due to the repayment in full due to the mandatorily redeemable convertible preferred stock in August of 2005.
Income tax expense of approximately $151,000 in the first nine months of 2006 is attributable to state income taxes in states where the Company currently does not have net operating loss carryforwards available.
During the first nine months of 2006 and 2005, HEARx West generated net income of approximately $2.7 million and $1.8 million, respectively. The HEARx West accumulated deficit of approximately $1.9 million at the end of 2005 was eliminated by the end of the second quarter of 2006. In accordance with the Company’s agreement with the Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the venture since its inception and received 100% of the net income of the venture until the accumulated deficit was eliminated. During the second quarter of 2006, the Company began recording a minority interest, equal to 50% of the venture’s net income that exceeded the accumulated deficit, as a non-operating expense in the Company’s consolidated statement of operations of approximately $322,000 for the third quarter and approximately $384,000 for the nine months ended September 30, 2006, with a corresponding liability on its consolidated balance sheet of approximately $384,000 as of September 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
On February 10, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement’), Amended and Restated Supply Agreement (the “Amended Supply Agreement”) and an Amended and Restated Security Agreement with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to the amended agreements, the parties will continue their strategic relationship for an additional five-year term. The parties restructured the then outstanding $23.1 million indebtedness of the Company to Siemens under the original credit agreement. The credit agreement was further amended on August 25, 2006 in order to better reflect the intent of the parties. The new facility is for a total of $26 million, including the currently outstanding $26 million, and is structured in three tranches.
Tranche A, with a principal balance at the closing on February 10, 2006 of approximately $2.2 million, bears interest of 10% per annum and is payable in three quarterly installments which began in the first quarter of 2006. Quarterly payments are subject to rebate credits as described below. The balance of Tranche A at September 30, 2006 was $49,850.
Tranche B is a revolving credit line established to accommodate funding for certain acquisitions by the Company. Pursuant to the Amended Credit Agreement, the Company may borrow under Tranche B up to the $26 million limit less any amounts then outstanding under Tranche A and Tranche C. The balance of Tranche B at September 30, 2006 was $2,670,061. Tranche B bears interest of prime plus 1% per annum and is payable in quarterly installments corresponding to $65 per Siemens units sold by the acquired centers plus interest thereon. These quarterly payments are subject to rebate credits as described below.
Tranche C, with a principal balance at the closing on February 10, 2006 of approximately $20.9 million, is broken down in three sub-tranches; C1 with a balance of approximately $14.3 million at the closing on February 10, 2006, bears interest of prime plus 1% per annum and is payable in quarterly installment payments of $730,000 plus interest commencing with the fourth quarter of 2006. Quarterly payments are subject to rebate credits as described below. The balance of C1 as of September 30, 2006 is approximately $16.2 million. Tranche C2 with a balance of approximately $6.6 million at the closing on February 10, 2006, bears interest of 7.44% and is payable with monthly installments of principal and interest of $130,000 which began February 2006. The balance of Tranche C2 at September 30, 2006 is approximately $5.9 million. Additional loans may be made to the Company under Tranche C3 for certain acquisitions. Tranche C3, with no outstanding balance at the closing on February 10, 2006, bears interest at prime plus 1% per annum. The interest is accrued and capitalized on the outstanding balance of the note, unless such capitalization results in the overall outstanding balance with Siemens to exceed the $26 million credit limit, in which case the amount of interest causing the excess has to be paid in cash.

The balance of the notes, including capitalized and accrued and unpaid interest, has to be paid in full at the maturity of the Credit and Supply Agreements. The outstanding balance of the Tranche C3 at September 30, 2006 was approximately $1.2 million, including approximately $11,000 of capitalized interest. The Amended Credit Agreement also contemplates that the Company will reduce the Tranche C loan balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying Siemens 25% of any proceeds from any equity offerings the Company may complete. The payment for 2006 based on 2005 excess cash flow was approximately $300,000 and was made in April 2006. Under the Amended and Restated Credit Agreements, these payments have to be applied first to the Tranche C3, then to Tranche C2 and then to Tranche C1.
Substantially all of the principal balance of Tranche C1, as well as the principal balance of the Tranche A and Tranche B, with interest, are eligible for repayment utilizing rebate credits on purchases of hearing aids from Siemens, provided that the Company purchases under the Amended Supply Agreement a cumulative minimum percentage of all the hearing aids it sells.
Substantially all of the Company’s assets collateralize repayment of the Siemens notes payable.
The Siemens’ credit facility imposes certain financial and other covenants on the Company, which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. Also, the Amended Supply Agreement requires full payment for hearing aids purchased from Siemens within 60 days from statement date. As of September 30, 2006, the Company believes it is in compliance with those covenants. Upon noncompliance, Siemens may declare the Company to be in default of the Amended Supply Agreement by written notification, which, if not cured within 60 days of the date of written notification, would be an event of default under the Company’s Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.
The working capital deficit increased $8.3 million to $11.4 million as of September 30, 2006 from $3.1 million as of December 31, 2005. The increase in the deficit is attributable to approximately $7.1 million in additional cash used in investing and financing activities over cash generated from operating activities before the change in non-cash working capital items of approximately $2.4 million and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $3.2 million. The working capital deficit of $11.4 million includes approximately $3.5 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $1,789,000 ($3.1 million in current maturities, net of $1.3 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. In the first nine months of 2006, the Company generated income from operations of approximately $3.7 million compared to $3.4 million in the first nine months of 2005. Cash and cash equivalents as of September 30, 2006 were approximately $2.1 million.
Net cash from operating activities in the first nine months of 2006 increased approximately $1.4 million compared to the first nine months of 2005, mainly attributable to a positive change of the non-cash working capital items in 2006 compared to 2005 of which $1.1 million is due the timing of rent payments from one period to another causing the change in prepaid expenses and an increase in accounts payable due to timing of payments and increases in volume in the first nine months of 2006 compared to the first nine months of 2005.
During the first nine months of 2006, cash of approximately $6.6 million was used to complete the acquisition of several centers, an increase of approximately $5.3 million over the $1.3 million spent on acquisitions in the first nine months of 2005 due to the acceleration of our acquisition program in 2006.

In addition, spending for property and equipment increased from $794,000 in the first nine months of 2005 to approximately $1.1 million in the first nine months of 2006 due to additional funds used to renovate the corporate offices following the renewal of their leases for an additional ten years. It is expected that additional funds will be used for acquisitions during the fourth quarter of 2006. The source of these funds would be generated by using the Siemens acquisition line of credit. Capital expenditures are expected to remain consistent for the remainder of the year and management intends to use capital lease financing when possible and cost effective.
Funds of approximately $2.1 million were also used in the first nine months of 2006 to repay long-term debt. This is an increase of $1.1 million over the first nine months of 2005 due to the additional repayments on the Siemens $5.0 million financing of December 2005 and notes from business acquisitions. Quarterly principal payments of $625,000 on the convertible subordinated debt began in 2006 resulting in an increase in cash outflows of $1,250,000 in 2006. The subordinated notes were not issued until August 2005 so there is an increase in cash outlays of $1.3 million for the first nine months on the subordinated notes. The use of funds for dividends on preferred stock was reduced from $591,000 to $104,000 as the Series E Convertible Preferred Stock was redeemed in September 2005. In the first nine months of 2006, proceeds of $5.2 million were received from the Siemens Tranches B and C3 for acquisitions. In the first nine months of 2005, proceeds of $1,725,000 resulted from the exercise of warrants. The Company expects to draw additional money from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its acquisitions for the remainder of the year.
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
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 30, 2006:

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
	Total	year	years	Years	years

Contractual obligations
Long-term debt (1)	$32,417	$6,959	$12,907	$9,661	$2,890
Convertible subordinated notes (3)	6,250	3,125	3,125	—	—
Subordinated notes	3,740	1,760	1,980	—	—

Subtotal of obligations recorded on balance sheet	42,407	11,844	18,012	9,661	2,890
Interest to be paid on long-term debt (2)	1,669	732	818	119	—
Interest to be paid on convertible subordinated notes (3)	525	360	165	—	—
Interest to be paid on subordinated notes	282	206	76	—	—
Operating leases	19,678	2,079	12,348	3,314	1,937
Employment agreements	4,620	1,766	2,359	495	—
Purchase obligations	789	639	150	—	—

Total contractual cash obligations	$69,970	$17,626	$33,928	$13,589	$4,827

(1)	Approximately $20.2 million can be repaid through preferred pricing reductions from Siemens, including $3.5 million in less than 1 year and $7.0 million in years 1-3, $6.7 million in years 4-5 and $1.2 million in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the Amended and Restated Credit Agreement. Interest repaid through preferred pricing reductions was $178,000 in the first nine months of 2006. (See Note 4a – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	When due, these notes and corresponding interest can be repaid at the option of the Company in common stock.
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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the existing allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the new allowance. Any changes in the percent assumptions per plan and aging categories could result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent used would increase the allowance for doubtful accounts by approximately $28,000.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

	Variable Rate	Fixed Rate				Total
	Prime+1%	10% note	8%	7%
	due February	Due February	due November	due August
	2011	2011	2008	2008	Other

	$	$	$	$	$	$
	(000‘s)	(000‘s)	(000‘s)	(000‘s)	(000‘s)	(000‘s)

2006	(973)	(197)	(1,250)	(440)	(528)	(3,388)
2007	(4,105)	(592)	(2,500)	(1,760)	(2,280)	(11,237)
2008	(4,195)	(594)	(2,500)	(1,540)	(1,828)	(10,657)
2009	(4,295)	(594)	—	—	(1,239)	(6,128)
2010	(8,496)	(1,986)	—	—	(515)	(10,997)

Total	(22,064)	(3,963)	(6,250)	(3,740)	(6,390)	(42,407)

Estimated fair value	(19,586)	(3,195)	(6,208)	(3,623)	(5,992)	(38,604)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6. Exhibits
2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

10.1	Amended and Restated Credit Agreement, dated as of August 25, 2006, between HearUSA, Inc and Siemens Hearing Instruments, Inc.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc. (Registrant)
November 14, 2006

/s/Stephen J. Hansbrough
Stephen J. Hansbrough
President/Chief Executive Officer HearUSA, Inc.

/s/Gino Chouinard
Gino Chouinard
EVP/Chief Financial Officer HearUSA, Inc.