Form 10-K
period 2006-12-30
HEARUSA INC
filed 2007-04-06
CIK 821536

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 2, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $34,065,320.

On March 21, 2007, 31,524,841 shares of the registrant’s common stock and 760,461 of exchangeable shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the 2007 Annual Meeting of the registrant’s stockholders (“2007 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

Included in this Form 10-K for the fiscal year ended December 30, 2006 of HearUSA, Inc. (HearUSA or the “Company”) is the restatement of consolidated financial statements and related financial information for fiscal years 2005 and 2004 and the first three fiscal quarters of 2006 to correct errors relating to the accounting treatment and disclosures for taxes related to temporary differences and net operating loss carryfowards which were originally established in July of 2002 when the Company acquired Helix Hearing Care of America Corp. (“Helix”).

At the time of the Helix acquisition, the Company failed to record the deferred income tax liability associated with tradenames acquired in the transaction. The effect of the correction of this error is to increase goodwill and deferred income tax liability by $2.7 million at the time of the Helix acquisition, which is reflected on the consolidated balance sheets for the five years in the period ended December 30, 2006.

Additionally, the deferred income tax assets resulting from Helix’s Canadian temporary differences and net operating loss carryforwards totaling approximately $1.2 million at the time of the acquisition were not recorded due to the uncertainty of their utilization. As taxable income occurred in 2005 and 2004 from the Canadian operations, the Company should have recorded deferred income tax expense in each of these years. To correct this error, the Company has recorded deferred income tax expense of $346,000 and $300,000 in 2005 and 2004, respectively, with corresponding decreases in goodwill each year.

Finally, as a part of the Helix acquisition, the Company acquired approximately $12.5 million of tax goodwill from the Helix’s US operations. At the time of the acquisition, the book basis of that goodwill exceeded its tax basis. Tax goodwill, unlike certain other types of goodwill, is deductible for tax purposes, thereby creating timing differences between deductions for book and tax bases. Because the point in time that such differences will turn around is unknown, this difference cannot be acquired by deferred income tax assets for purposes of determining a valuation allowance for deferred income tax assets. The Company deducted such goodwill for tax purposes between 2002 and 2006, but failed to record deferred income tax expense and liabilities. To correct this error, the Company has recorded a deferred income tax expense and related increases in deferred income tax liabilities of approximately $1.3 million in 2005, $390,000 in 2004, $390,000 in 2003 and $195,000 in 2002.

The Company has restated its consolidated balance sheets at December 31, 2005 and December 25, 2004 and the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and December 25, 2004 and the notes related thereto. For a more detailed description of these restatements as well as impact on 2002 and 2003, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements. The Company has included the restated financial information in this Form 10-K in Item 6, Item 7, Item 8, Schedule II and has reflected the issues in Item 9.

As a result of this restatement, loss per share was increased in 2005, 2004 and 2003 by $0.05, $0.03 and $0.01, respectively. The restatement did not change 2002 earnings per share.

The Company will not file amendments to its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements.

These non-cash adjustments comprising the restatements will not affect the Company’s working capital, total net revenues, income from operations, loss from continuing operations before income tax expense and minority interest, or cash flows for the affected periods.

PART I

Item 1.	Business

HearUSA, Inc. (“HearUSA” or the “Company”), was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC, a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.

HearUSA has a network of 164 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,600 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

HearUSA seeks to increase market share and market penetration in its center and network markets. The Company’s strategies for increasing market penetration include advertising to the non-insured self-pay market, positioning itself as the leading provider of hearing care to healthcare providers, increasing awareness of physicians about hearing care services and products in the Company’s geographic markets and seeking strategic acquisitions. The Company believes it is well positioned to successfully address the concerns of access, quality and cost for the patients of managed care and other health insurance companies, diagnostic needs of referring physicians and, ultimately, the hearing health needs of the public in general.

The Company’s goals are to generate annual revenue growth of 15% to 20% and, over time, generate income from operations of 10% to 12%, as a percentage of revenue, through a combination of revenue growth from existing centers and acquisitions of additional centers.

Products

HearUSA’s centers provide a complete range of quality hearing aids, with emphasis on the latest digital technology along with assessment and evaluation of hearing. While the centers may order a hearing aid from any manufacturer, the majority of the hearing aids sold by the centers are manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiaries, Rexton and Electone. The Company has a supply agreement with Siemens for the HearUSA centers in the United States. The Company has agreed to buy certain minimum percentages of the centers’ hearing aid requirements from Siemens. In exchange, Siemens has agreed to give the Company preferred pricing reductions and additional volume discounts. This agreement was extended until February 10, 2013, on December 30, 2006 (see Note 7 — Long-Term Debt, Notes to Consolidated Financial Statements included herein). The centers also sell hearing aids manufactured by other manufacturers including Phonak, Oticon, Starkey, Sonic Innovations and Unitron.

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

The hearing care network providers also provide hearing aids, assistive listening devices and other products related to hearing care as well as audiology services.

Acquisition Program

In 2005, the Company initiated a strategic acquisition program in order to accelerate its growth. The program consists of acquiring hearing care centers located in the Company’s core markets in order to benefit from the synergies of minimized staffing and use advertising more efficiently. Acquisitions outside core markets are also considered depending on the size and profitability of the acquisition candidates. The payment terms on a specific acquisition will typically be a combination of cash and notes payable. The Company may also consider the issuance of the Company’s stock to sellers. The source of funds for the cash portion of the acquisition price will be cash on hand or the Siemens acquisition credit line (see Note 7 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

In order to maximize the return on its investment in acquisitions, the Company has established an integration program. This program covers the implementation of our center management system, including the conversion of the acquired center patient database, transfer of vendors to the Company’s existing vendors to benefit from better pricing, employee training and marketing programs. The performance of each acquired center is monitored closely for a period of three to six months or until management is fully satisfied that the center has been integrated successfully into the Company.

Managed Care, Institutional Contracts and Benefit Providers

Since 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HearUSA believes that contractual relationships with institutional buyers of hearing aids are essential to the success of the Company’s business plan. These institutional buyers include managed care companies, employer groups, health insurers, benefit sponsors, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, the plan members have access to standardized care and relationships with local area physicians are enhanced. Critical to providing care to members of these groups are the availability of distribution sites, quality control and standardization of products and services. The Company believes its system of high quality, uniform company-owned centers meets the needs of the patients and their hearing benefit providers and that the network providers can expand available distribution sites for these patients. In the past two years, the Company has expanded its managed care contracts into areas serviced by the affiliated network providers.

HearUSA enters into provider agreements with benefit providers for the provision of hearing care using three different arrangements: (a) a discount arrangement on products and services which is payable by the member; (b) a fee for service arrangement which is partially subsidized by the sponsor and the member pays the balance; or (c) a per capita basis, which is a fixed payment per member per month from the benefit provider to HearUSA, determined by the benefit offered to the patient and the number of patients, and the balance, if any, paid by the individual member. When the agreement involves network providers, HearUSA pays the network provider an encounter fee, net of administration fees.

The terms of these provider agreements are generally renegotiated annually, and may be terminated by either party, usually on 90-day notice. The early termination of or failure to renew the agreements could adversely affect the operation of the centers located in the related market area. In addition, the early termination of or failure to renew the agreements that provide for payment to the Company on a per capita basis would cause the Company to lower its estimates of revenues to be received over the life of the agreements and could have an adverse effect on the Company’s results of operations.

The Company and its subsidiary, HEARx West, currently receive a per-member-per-month fee for more than 2 million managed care members. In total, HearUSA services over 400 benefit programs for hearing care with various health maintenance organizations, preferred provider organizations, insurers, benefit administrators and healthcare providers.

Sales Development

The Company has a sales development department in order to assist its professionals in developing the necessary skills to perform successfully. By providing training on methods, techniques, trouble shooting, dispensing and counseling skills, the Company believes this department helps provide a better service to patients and improves key performance indicators such as conversion, binaural fitting rates and reduced return rates.

Marketing

HearUSA’s marketing plan includes:

•	Newspaper and Special Events: HearUSA places print ads in its markets promoting different hearing aids at a variety of technology levels and prices along with special limited time events. Advertising also emphasizes the need to seek help for hearing loss as well as the qualitative differences and advantages offered by HearUSA.

•	Direct Marketing: Utilizing HearUSA’s database, HearUSA conducts direct mailings and offers free seminars in its markets on hearing aids and hearing loss.

•	Physician Marketing: HearUSA attempts to educate both physicians and their patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices. HearUSA works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education.

•	Telemarketing: HearUSA has a domestic national call center, which supports all HearUSA centers. The national call center is responsible for both inbound calls from consumers and outbound telemarketing. During 2006, the Company implemented a predictive dialer system in order to improve the call center productivity and increase the number of qualified appointments in its centers.

Facilities and Services

Each HearUSA center is staffed by a licensed and credentialed audiologist or hearing instrument specialist and at least one office manager or patient care coordinator. Experienced audiologists supervise the clinical operations. The majority of the Company’s centers are conveniently located in shopping or medical centers and the centers are typically 1,000 to 2,500 square feet in size. The Company’s goal is to have all centers similar in design and exterior marking and signage, because a uniform appearance reinforces the message of consistent service and quality of care.

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

Each of the 1,600 network providers operates independently from the Company. To ensure compliance with its hearing benefit programs, the Company performs annual credential verification for each of the network providers. The Company also performs random patient surveys on the quality of network providers’ services.

Revenues

For the fiscal years 2006, 2005 and 2004, HearUSA net revenues were $88,786,193, $76,672,003, and $68,749,542, respectively. During these years the Company did not have revenues from a single customer which totaled 10% or more of total net revenues. Financial information about revenues by geographic area is set out in Note 21 — Segments, Notes to Consolidated Financial Statements included herein.

Segments

The Company operates three business segments: the company-owned centers, the network of independent providers and an e-commerce business line. Financial information regarding these business segments is provided in Note 21 — Segments, Notes to Consolidated Financial Statements included herein.

Centers

At the end of 2006, the Company owned 164 centers in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Missouri, California (through HEARx West) and the Province of Ontario, Canada. These centers offer patients a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.

The centers owned through HEARx West are located in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2006, there were 23 full-time and 2 part-time HEARx West centers.

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

Network

The Company sponsors a network (known as the “HearUSA Hearing Care Network”) of approximately 1,600 credentialed audiology providers that supports hearing benefit programs with employer groups, health insurers and benefit sponsors in 49 states.

Unlike the company-owned centers, the network is comprised of hearing care practices owned by independent audiologists. Through the network, the Company can pursue national hearing care contracts and offer managed hearing benefits in areas outside of the company-owned center markets. The network’s revenues are derived mainly from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefits. In addition, the network provides Provider Advantage purchasing programs, whereby affiliated providers purchase products through HearUSA volume discounts and the Company receives royalties or rebates.

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

Distinguishing Features

Integral to the success of HearUSA’s strategy is increased awareness of the impact of hearing loss and the medical necessity of treatment, in addition to the enhancement of consumer confidence and the differentiation of HearUSA from other hearing care providers. To this end, the Company has taken the following unique steps:

Joint Commission on Accreditation of Healthcare Organizations

During 1998, the Company distinguished itself as an accredited healthcare organization when it earned its first three-year accreditation by the Joint Commission. The Company most recently was re-accredited in 2005 as a preferred provider organization in hearing care, demonstrating its willingness to provide safe, high quality care and to be measured against high standards of performance. Accreditation means that the Company volunteered to undergo a comprehensive evaluation by a team of physicians and nurses who personally conducted a review to assess provider credentialing, training and orientation, patient rights and care, organizational leadership and ethics, management of information and performance improvement.

Center Management System, Medical Reporting and HearUSA Data Link

The Company has developed a proprietary center management and data system called the Center Management System (“CMS”). CMS primarily has two functions: to manage patient information and to process point-of-sale customer transactions. The CMS system is operated over a wide area network that links all locations with the corporate office. The Company is developing further capabilities for the wide area network. This system is only used in the company-owned centers. As the Company acquires new centers, a critical part of the integration process is the inclusion of the new center into the CMS. In 2006, we added 31 centers in the CMS.

The Company’s corporate system is fully integrated with CMS to provide additional benefits and functionality that can be better supported centrally. Data redundancy is built into the system architecture as data is currently stored both at the regional facilities and at the central facility. The consolidated data repository is constructed to support revenues in excess of $550 million, to accommodate approximately 500 unique business units and to manage 500,000 new patients annually.

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

Reliance on Manufacturers

The Company’s supply agreement with Siemens requires that a significant portion of the company-owned centers’ sales will be of Siemens devices. Siemens has a well-diversified product line (including Rexton and Electone) with a large budget devoted to research and development. However, there is no guaranty that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected.

In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HearUSA has not experienced any significant disruptions in supply in the past.

Regulation

Federal

The practice of audiology and the dispensing of hearing aids are not presently regulated on the federal level in the United States. The United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care industry. The FDA enforces regulations that deal specifically with the manufacture and sale of hearing aids. FDA requires that all dispensers meet certain conditions before selling a hearing aid relating to suitability of the patient for hearing aids and the advisability of medical evaluation prior to being fitted with a hearing aid. The FDA requires that first time hearing aid purchasers receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 30 days. HearUSA offers all its customers a full 30-day return period and extends the return period to 60 days for patients who participate in the family hearing counseling program. FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids. Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.

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

The Federal Trade Commission (“FTC”) issued the amended Telemarketing Sales Rule on January 29, 2003. The amended rule gave effect to the Telemarketing and Consumer Fraud and Abuse Prevention Act. This legislation gave the FTC and state attorneys generals law enforcement tools to combat telemarketing fraud, gave consumers added privacy protections and defenses against unscrupulous telemarketers, and was intended to help consumers tell the difference between fraudulent and legitimate telemarketing. One significant provision of the Telemarketing Sales Rule was inclusion of the prohibition on calling consumers who have put their telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or to the consumer. Other FTC guidelines pertinent to the Company involve professional business practices relating to issues such as transmitting the caller’s telephone number on caller ID, abandoning calls and speaking to consumers in a non-professional manner.

On July 25, 2003 the Federal Communications Commission issued a revised Final Rule Implementing the Telephone Consumer Protection Act of 1991 (“TCPA Rule”). The original TCPA Rule, issued in 1992, required telemarketers to honor all requests by a consumer that the telemarketer not make future calls on behalf of a specified seller to that consumer, restricted the use of recorded messages in telemarketing, and prohibited unsolicited commercial facsimile transmissions. The revised TCPA Rule prohibits telemarketing calls to telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or consumer, and also contains provisions similar to those in the revised Telemarketing Sales Rule regarding the transmission of caller ID and abandoned calls. Among other provisions, the revised TCPA rule prohibits the uses of predictive dialers to place telephone calls to cellular telephones. The Company adheres to policies set forth by the FTC and the FCC, and has established policies and practices to ensure its compliance with FTC and FCC regulations, including the requirements related to the national “Do Not Call” registry.

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

State

State regulations of the hearing care industry exist in every state and are concerned primarily with the formal licensure of audiologists and those who dispense hearing aids, including procedures involving the fitting and dispensing of hearing aids. There can be no assurance that regulations will not exist in jurisdictions in which the Company plans to open centers or will not be promulgated in states in which the Company currently operates centers which may have a material adverse effect upon the Company. Such regulations might include more stringent licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. The Company knows of no current or proposed state regulations with which it, as currently operated, could not comply.

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

The Company employs licensed audiologists and hearing aid dispensers. Under the regulatory framework of certain states, business corporations are not able to employ audiologists or offer hearing services. California has such a law, restricting the employment of audiologists to professional corporations owned by audiologists or similar licensees. The Company believes, however, that because the State of California’s Department of Consumer Affairs has indicated that speech-language pathologists may be employed by business corporations, the Company may employ audiologists. The similarity of speech-language pathology to audiology, and the fact that speech-language pathologists and audiologists are regulated under similar statutes and regulations, leads the Company to believe that business corporations and similar entities may employ audiologists. No assurance can be given that the Company’s interpretation of California’s laws will be found to be in compliance with laws and regulations governing the corporate practice of audiology or, if its activities are not in compliance, that the legal structure of the Company’s California operations can be modified to permit compliance.

In addition, state laws prohibit any remuneration for referrals, similar to federal laws discussed above. Generally, these laws follow the federal statutes described above. State laws also frequently impose sanctions on businesses when there has been a breach of security of sensitive customer information.

The Company believes it is in material compliance with all applicable state regulatory requirements. However, the Company cannot predict future state legislation which may affect its operations in the states in which it does business, nor can the Company assure that interpretations of state law will remain consistent with the Company’s understanding of those laws as reflected through its operations.

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

Employees

At December 30, 2006, HearUSA had 576 full-time employees and 78 part-time employees

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

HearUSA has incurred net losses in each year since its organization, and its accumulated deficit at December 30, 2006 was approximately $109.5 million. We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:

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

HearUSA is not a hearing aid manufacturer. We rely on major manufacturers to supply our hearing aids and to supply hearing enhancement devices. A significant disruption in supply from any or all of these manufacturers could materially adversely affect our business. Our strategic and financial relationship with Siemens Hearing Instruments, Inc. requires us to purchase from Siemens a significant portion of our requirements of hearing aids at specified prices for a period of five years. Although Siemens is the world’s largest manufacturer of hearing devices, there can be no assurance that Siemens’ technology and product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, our business may be adversely affected.

We may not be able to access funds under our credit facility with Siemens if we cannot maintain compliance with the restrictive covenants contained therein and in our supply agreement with Siemens.

On December 30, 2006, HearUSA and Siemens Hearing Instruments Inc. entered into a second amended and restated credit agreement pursuant to which HearUSA obtained a $50 million secured credit facility from Siemens, replacing the February 10, 2006 credit facility extended to the Company by Siemens. As of December 30, 2006, an aggregate of $29.7 million in loans was outstanding under the credit facility. To continue to access the credit facility, we are required to comply with the terms of the amended credit facility, including compliance with restrictive covenants. There can be no assurance that we will be able to comply with these restrictive covenants in the future and, accordingly, may be unable to access the funds provided under the credit facility. If we are unable to comply with these restrictive covenants, we may be found in default by Siemens and face other penalties under the credit agreement. In addition, we have entered into an amended and restated supply agreement with Siemens, which imposes certain purchase requirements on us. If we fail to comply with the supply agreement, Siemens may declare us in default of the credit agreement and all loans would be immediately due and payable.

We rely on qualified audiologists, without whom our business may be adversely affected.

HearUSA currently employs approximately 250 licensed hearing professionals, of whom approximately 220 are audiologists and 30 are licensed hearing aid specialists. If we are not able to attract and retain qualified audiologists, we will be less able to compete with networks of hearing aid retailers or with the independent audiologists who also sell hearing aids and our business may be adversely affected. Many audiologists are obtaining doctorate degrees, and the increased educational time required at the doctoral level is further restricting the pool of audiologists available for employment.

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

HEARx West LLC, our joint venture with Kaiser Permanente, operates 25 full-service centers in California. Since their inception, HEARx West centers have derived approximately two-thirds of their revenues from sales to Kaiser Permanente members, including revenues through an agreement between the joint venture and Kaiser Permanente’s California division servicing its hearing benefited membership. If Kaiser Permanente does not perform its obligations under the agreement, or if the agreement is not renewed upon expiration, the loss of Kaiser patients in the HEARx West centers would adversely affect our business. In addition, HEARx West centers would be adversely affected by the loss of the ability to market to Kaiser members and promote the business within Kaiser’s medical centers, including the referral of potential customers by Kaiser.

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

Conversion of outstanding HearUSA convertible instruments and exercise of outstanding HearUSA options and warrants could cause substantial dilution.

As of December 30, 2006, outstanding convertible note, convertible subordinated notes, warrants and options of HearUSA included:

•	$6.25 million in convertible subordinated notes, convertible into 3,571,429 shares of common stock, assuming any interest is paid in cash;

•	Convertible note with Siemens, convertible into 6,450,084 shares of common stock;

•	Warrants to purchase 5,114,853 shares of common stock and

•	Options to purchase 5,423,423 shares of common stock.

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

HearUSA’s corporate offices, network and national call center are located in West Palm Beach, Florida. The leases on these properties are for ten years and expire in 2016. As of December 30, 2006, the Company operated 42 centers in Florida, 16 in New Jersey, 23 in New York, 7 in Massachusetts, 7 in Ohio, 13 in Michigan, 7 in Missouri, and 25 HEARx West centers in California. HearUSA also operates 24 centers in the Province of Ontario. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The Company believes these locations are suitable to serve its patients’ needs. The network is operated from the Company’s corporate office in West Palm Beach. The Company has no interest or involvement in the network providers’ properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.

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

		First Served
Name and Position	Age	as Executive Officer

Paul A. Brown, M.D.	68	1986
Chairman of the Board
Stephen J. Hansbrough	60	1993
President/Chief Executive Officer
Director
Gino Chouinard	38	2002
Executive Vice President
Chief Financial Officer
Kenneth Schofield	42	2004
Chief Operating Officer

There are no family relationships among any of the executive officers and directors of the Company.

Paul A. Brown, M.D., holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine. Dr. Brown founded HearUSA in 1986 and has served as Chairman of the Board since that time and Chief Executive Officer until July 2002. From 1970 to 1984, Dr. Brown was Chairman of the Board and

Chief Executive Officer of MetPath Inc. (“MetPath”), a New Jersey-based corporation offering a full range of clinical laboratory services to physicians and hospitals, which he founded in 1967 while a resident in pathology at Columbia Presbyterian Medical Center in New York City. MetPath developed into the largest clinical laboratory in the world with over 3,000 employees and was listed on the American Stock Exchange prior to being sold to Corning in 1982 for $140 million. This lab currently is now called Quest Diagnostics (NYS-DGX) with over $5 billion in annual revenues. Dr. Brown is a former Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and part-time lecturer in pathology and a member of the visiting committee of Columbia University College of Physicians and Surgeons.

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

The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on the Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of March 21, 2007, the Company had 31,524,841 shares of common stock and 760,461 of exchangeable shares outstanding. The closing price on March 21, 2007 was $1.83 for the common stock and $1.76 Canadian for the exchangeable shares. The following table sets forth the high and low sales prices for the common stock as reported by the AMEX for the fiscal quarters indicated:

	Common Stock
Fiscal Quarter	High	Low

2006
First	$1.56	$1.22
Second	$1.49	$1.19
Third	$1.80	$1.25
Fourth	$2.04	$1.31
2005
First	$2.09	$1.49
Second	$2.00	$1.45
Third	$1.79	$1.50
Fourth	$1.76	$1.13

As of March 21, 2007, there were 1,171 holders of record of the common stock.

Dividend Policy

HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations. Payment of dividends is restricted under the terms of the Company’s credit agreement with Siemens.

Item 6.	Selected Financial Data

The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages has been derived from the audited consolidated financial statements of the Company and includes restated financial information for 2004 and 2005 (see Note 2 — Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included herein):

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year Ended
	December 30	December 31	December 25	December 27	December 28
	2006	2005	2004	2003	2002
		As restated	As restated	As restated	As restated

Net revenues	$88,786,193	$76,672,003	$68,749,542	$67,080,108	$55,038,793
Total operating costs and expenses	84,977,470	72,957,087	66,411,162	64,812,179	59,350,819

Income (loss) from operations (1 and 2)	3,808,723	3,714,916	2,338,380	2,267,929	(4,312,026)
Non-operating income:
Gain from insurance settlement(3)	202,936	430,122	—	—	—
Interest income	151,867	53,921	17,543	20,836	114,152
Interest expense(4)	(5,963,471)	(4,640,558)	(4,563,729)	(2,828,327)	(1,722,990)

Loss from continuing operations before income tax expense, minority interest, equity loss in affiliated company and loss from discontinued operations	(1,799,945)	(441,599)	(2,207,806)	(539,562)	(5,920,864)
Income tax expense	(741,785)	(1,759,148)	(690,396)	(390,000)	(195,000)
Minority interest	(632,606)	—	—	—	—
Equity in loss of affiliated company	—	—	—	—	(630,801)

Net loss from continuing operations	(3,174,336)	(2,200,747)	(2,898,202)	(929,562)	(6,746,665)
Loss from discontinued operations	—	(63,553)	(550,696)	(569,827)	(328,804)

Net loss before dividends on preferred stock	(3,174,336)	(2,264,300)	(3,448,898)	(1,499,389)	(7,075,469)
Dividends on preferred stock	(137,858)	(700,675)	(708,159)	(626,956)	(696,541)

Net loss applicable to common stockholders	$(3,312,194)	$(2,964,975)	$(4,157,057)	$(2,126,345)	$(7,772,010)

Loss per common share
Basic and diluted, loss from continuing operations, including dividends on preferred stock	$(0.10)	$(0.09)	$(0.12)	$(0.05)	$(0.33)

Basic and diluted, net loss applicable to common stockholders	$(0.10)	$(0.09)	$(0.14)	$(0.07)	$(0.34)

Basic and diluted, weighted average number of common shares outstanding	32,224,554	31,610,793	30,426,829	30,424,262	22,534,393

Cash dividends per common share	None	None	None	None	None

(1)	Total operating costs and expenses in 2006 include approximately $976,000 of non-cash employee stock-based compensation, which did not exist in prior years.

(2)	Total operating costs and expenses include approximately $815,000, $618,000, $478,000, $457,000 and $240,000, in 2006, 2005, 2004, 2003 and 2002, respectively, of intangible asset amortization.

(3)	The gain from insurance settlement is from insurance proceeds and final payments resulting from 2005 and 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.

(4)	Interest expense includes approximately $2,694,000, $2,540,000, $2,127,000 and $517,000 in 2006, 2005, 2004 and 2003, respectively, of non-cash debt discount amortization and approximately $319,000 and $513,000 in 2006 and 2005, respectively, of non-cash decreases in interest expense related to a decrease in the fair market value of the warrant liability.

BALANCE SHEET DATA:

	As of
	December 30		December 31	December 25	December 27	December 28
	2006		2005	2004	2003	2002(1)
			As restated	As restated	As restated	As restated

Total assets	$83,276,444		$71,044,499	$61,773,981	$68,883,350	$67,696,870
Working capital deficit	(14,896,439	)(3)	(3,549,353)	(4,898,459)	(2,330,035)	(10,231,372)
Long-term debt:
Long-term debt, net of current maturities	28,598,869		19,970,099	17,296,125	20,579,977	22,082,389	(2)
Convertible subordinated notes and subordinated notes, net of debt discount of $278,046 $2,077,537, $5,443,879 and $7,423,596 in 2006, 2005, 2004 and 2003, respectively	3,761,954		6,222,463	2,056,121	76,404	—
Mandatorily redeemable convertible preferred stock	—		—	4,709,921	4,600,107	—

(1)	The Company completed its business combination with Helix effective June 30, 2002.

(2)	Includes $110,890 of long-term debt of discontinued operations.

(3)	Includes approximately $3.5 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $2.5 million ($3.8 million in current maturities, net of $1.3 million) of debt discount related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. The Company also drew down $5 million from its Siemens Tranche D Facility early in January 2007 for working capital purposes and repayment of certain debts.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

In 2006, the Company continued to focus on its acquisition program and closed on 21 transactions representing 31 centers with annual estimated revenues of approximately $15.8 million. Combined with the 2005 acquisitions, the Company has acquired a total of 37 centers, representing $18.9 million of annual estimated revenues. Management’s objective for the first year following an acquisition is to maintain at least 90% of the annual estimated revenues for a center. Thereafter, the revenues from that center become part of the baseline for determining year over year changes to net revenues. Revenues resulting from the centers acquired in 2005 and from centers acquired in 2006, combined, were approximately $6.7 million which represents approximately 92% of the estimated annual net revenues related to these specific centers. From centers acquired in 2006, only approximately $5.3 million of revenues was recorded in 2006 due to the timing of the acquisition closings throughout the year.

Also, on December 30, 2006 the Company and Siemens Hearing Instruments, Inc. entered into new credit and supply agreements. The Company and Siemens increased and restructured the credit facility, extended the term of the facility and the supply arrangements, increased the rebates to which the

Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt and certain rights upon a change of control of HearUSA (see Note 7 — Long-Term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources and Recent Developments, below).

The Company increased net revenues over 2005 by 15.8%, of which 8.7% came from acquisitions and 7.1% from comparable centers. The growth in 2006 exceeds the 2005 growth of 11.5%, as the acquisition program contributed only 1.7% of the growth in that year. This, combined with a strong control over costs contributed to the improvement of the Company’s income from operations although that improvement was offset by the impact of the non-cash stock-based compensation expense calculated in accordance with SFAS 123R of approximately $976,000 or 1.1% of total net revenues in 2006 that did not exist in prior years. Income from operations also includes amortization expense of approximately $815,000 of intangible assets associated primarily with our acquisitions, or 0.9% of total net revenues, compared with approximately $618,000 or 0.8% of total net revenues in 2005. The income from operations was $3.8 million, or 4.3% of total net revenues, in 2006 compared to $3.7 million, or 4.8% of total net revenues, in 2005.

The net loss applicable to common stockholders of $3.3 million, or $0.10 per share, includes approximately $976,000 (or $0.03 per share) of non-cash stock-based compensation expense calculated in accordance with SFAS 123R, which did not exist in 2005. The net loss applicable to common stockholders also includes amortization expense of approximately $815,000 of intangible assets associated primarily with our acquisitions (or $0.03 per share), compared with approximately $618,000 (or $0.02 per share) in 2005 and non-cash debt discount amortization, net of warrant liability adjustment, related to prior financings of approximately $2.4 million (or $0.07 per share) in 2006 compared to $2.0 million ($0.06 per share) in 2005, non-cash deferred tax expense of approximately $871,000 (or $0.03 per share) in 2006 compared to approximately $1.7 million (restated) (or $0.05 per share) in 2005. 2006 was also affected by the minority interest expense of approximately $633,000 of the Kaiser Permanente joint venture Hearx West, which first began to be recorded in mid-year in 2006. Management believes this reflects solid progress toward its longer term goals. See “Outlook”, below.

Management believes that fluctuations in non-cash amortization of intangible assets, non-cash deferred income tax expense and non-cash charges related to debt discount amortization and warrant liability adjustments should be considered in reviewing results of operations as they present meaningful information to both management and the investors, but may not be indicative of the Company’s on-going operations and economic performance.

RESULTS OF OPERATIONS

2006 compared to 2005 (in thousands of dollars)

Revenues

Revenues	2006	2005	Change	% Change

Hearing aids and other products	$82,820	$71,445	$11,375	15.9%
Services	5,966	5,227	739	14.1%

Total net revenues	$88,786	$76,672	$12,114	15.8%

	2006	2005	Change	% Change(3)

Revenues from centers acquired in 2005(1)	$1,341	$—	$1,341	1.7%
Revenues from centers acquired in 2006	5,331	—	5,331	7.0%

Total Revenues from acquired centers	6,672	—	6,672	8.7%

Revenues due to an additional week in 2005	—	1,400	(1,400)	(1.8)%

Revenues from comparable centers(2)	82,114	75,272	6,842	8.9%

Total net revenues	$88,786	$76,672	$12,114	15.8%

(1)	Represents that portion of revenue from the 2005 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2005 due to the timing of their acquisition.

(2)	Includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing them by the total 2005 net revenues.

The $12.1 million or 15.8% increase in net revenues over 2005 is a result of centers acquired in 2005 and in 2006, which combined, generated approximately $6.7 million in revenues (or 8.7% of increase over 2005 total net revenues) and an increase of approximately $6.8 million (or 8.9% of increase over 2005 total net revenues) in revenues from comparable centers. The comparable center revenues total includes a favorable impact of $608,000 related to fluctuations in the Canadian exchange rate from 2005 to 2006. As indicated above, 2005 benefited from an additional week due to the timing of the Company’s accounting calendar. In 2006 there was a 19.6% increase in the number of hearing aids sold over 2005, which increase was partially offset by a 2.7% decrease in the average unit selling price. Service revenues increased approximately $740,000 due to additional network managed care contracts.

The increase in the number of units sold in 2006 is due to the additional number of centers in 2006 from 2005 resulting from the acquisitions made (the weighted average number of centers in 2006 was 146 compared to 132 in 2005), a more efficient marketing campaign and a better response from our patients related to new products released by Siemens at the end of 2005 and the beginning of 2006 and additional revenues from our existing managed care contracts resulting from additional membership in their programs. The decrease in the average selling price was primarily due to lower prices on hearing aids sold in our Florida centers caused by the reinstatement of free hearing aids to the participants in the Florida Medicaid program. These free hearing aids are provided at a very low reimbursement rate to the Company by the state and therefore affect the Company’s average selling price. This program which was eliminated three years ago and reinstated on July 1, 2006, now covers two hearing aids instead of one. Revenues in the last six months were affected by this new program as the Company had to service a built up demand. Toward the end of 2006 and early 2007, the demand was decreasing and is now at normal levels.

Cost of Products Sold and Services

Cost of Products Sold and Services	2006	2005	Change	%

Hearing aids and other products	$24,942	$20,973	$3,969	18.9%
Services	1,761	1,794	(33)	(1.8)%

Total cost of products sold and services	$26,703	$22,767	$3,936	17.3%

Percent of total net revenues	30.1%	29.7%	0.4%	1.3%

The cost of products sold as reflected above includes the effect of the preferred pricing reductions pursuant to our agreements with Siemens. The following table reflects the components of the preferred pricing reductions which are included in the above costs of products sold for hearing aids (See Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Preferred Pricing Reductions Included Above	2006	2005	Change	%

Base required payments on Tranches A and C forgiven	$2,922	$2,923	$(1)	0.0%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	190	—	190	n/a
Interest expense on Tranches A, B and C forgiven	626	389	237	60.9%

Total preferred pricing reduction	$3,738	$3,312	$426	12.9%

Percent of total net revenues	4.2%	4.3%	(0.1%)	(2.3)%

The increase of total cost of products sold and services, as a percentage of total net revenues, is primarily due to a change in product mix, promotions and the reduction in average selling prices discussed above. Cost of services remained flat from 2005 compared to 2006, as the increase in services net revenues related to network managed care contracts did not include any related cost of services. The increase in the preferred pricing reduction from Siemens is due to the forgiveness of interest on Tranche B which did not exist in 2005 and more interest being forgiven by Siemens in 2006 compared to 2005 as the interest on Tranche C began in the fourth quarter of 2006.

Management expects that in 2007 the total cost of products sold and services, as a percentage of revenues, will decrease due to the additional Siemens discounts and interest forgiveness on Tranches B and C of the new agreements signed in December 2006. While the base payments of $2.9 million will remain the same, the forgiveness of the Tranche B principal payments will increase due to increase in the number of units purchased from Siemens on the center acquisitions made in 2006 and those center acquisitions expected to close in 2007. Also, with the new agreement, all interest (9.5% annual) on Tranches B and C will now be forgiven starting January 1, 2007, as opposed to only some portion in 2006. Management expects the average balance of Tranches B and C combined should be between $27 million and $30 million in 2007, which would result in between $2.6 million and $2.9 million of interest expense being forgiven compared to approximately $626,000 in 2006 assuming certain minimum purchases are met. Considering the above and the additional volume discount of at least $1.25 million per year from the new agreement, the preferred pricing reductions from Siemens in 2007 is expected to exceed $7 million. Total cost of products sold and services, excluding the preferred pricing reduction, should remain constant in 2007 as compared to 2006 as a percentage of total net revenues.

Expenses

Operating expenses	2006		2005	Change	%

Center operating expenses	$42,281		$36,472	$5,809	15.9%

Percent of total net revenues	47.6%		47.6%	—	0.0%

General and administrative expenses	$14,005	(1)	$11,745	$2,260	19.2%

Percent of total net revenues	15.8	%(1)	15.3%	0.5%	3.3%

Depreciation and amortization	$1,988		$1,974	$14	0.7%

Percent of total net revenues	2.2%		2.6%	(0.4)%	(15.4)%

(1)	Includes approximately $976,000 or 1.1% of total net revenues of non-cash stock-based compensation that did not exist in 2005.

The increase in center operating expenses in 2006 is mainly attributable to additional expenses of approximately $3.2 million related to the centers acquired during the last twelve months. In addition, the increase relates to an increase in incentive compensation related to additional net revenues, increased wages due to normal merit increases and increases in center and managerial staff and additional advertising expenses. As a percent of total net revenues, center operating expenses remained flat at 47.6% in both 2005 and 2006. These increases in dollar were offset by a reduction of one week worth of expenses as 2005 included an extra week. Center operating expenses related to centers acquired in the last twelve months, at 48% of related net revenues, were in line with managements expectations. In 2007, these expenses will be affected by the additional expenses of centers acquired resulting from the trailing effect of the 2006 acquisitions, the 2007 acquisitions and some additional advertising expenses related to a new planned marketing campaign.

The increase in general and administrative expenses is attributable to the recognition of compensation expense related to employee stock-based compensation awards of approximately $976,000 which did not exist in 2005 (see Note 12 — Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increases in wages due to normal merit increases and additional employees. These increases in dollars were offset by a decrease in professional fees of approximately $278,000 and one week less of expenses as discussed above. As a percentage of total net revenues, the Company achieved positive leverage reducing the expense in percentage of total net revenues, however, this improvement was offset by the employee stock-based compensation expense under 123R representing approximately 1.1% of total net revenues in 2006. Management expects general and administrative expenses in 2007 to decrease from 2006 as a percentage of total net revenues.

Depreciation and amortization expense in 2006 remained stable compared to the same period in 2005. Decreases due to certain property and equipment becoming fully depreciated were offset by increases due to the acquisition of fixed assets and intangible assets during 2006. Depreciation was $1.2 million in 2006 compared to $1.4 million in 2005. Amortization expense was $815,000 in 2006 compared to $618,000 in 2005. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.

The gain from insurance proceeds of approximately $203,000 in 2006 represents insurance proceeds resulting from business interruption claims from 2005 hurricanes sustained in Florida hearing care centers. There was no hurricane affecting the Company’s operations in 2006.

Interest Expense	2006	2005	Change	%

Notes payable from business acquisitions and others	$264	$68	$196	288.2%
Siemens Tranche C2 — Interest paid with monthly payments(1)	345	190	155	81.6%
Siemens Tranches C1,C2 and C3 — accrued interest added to loan balance(1)	1,130	964	166	17.2%
Siemens Tranches A, B and C — interest forgiven	626	389	237	60.9%
2003 Convertible Subordinated Notes(2)	2,556	2,948	(392)	(13.3)%
2005 Subordinated Notes(3)	1,361	595	766	128.7%
Warrant liability change in value(4)	(319)	(513)	194	37.8%

Total interest expense	$5,963	$4,641	$1,322	28.5%

(1)	The loan balances related to these interest expenses have been transferred to the new self-liquidating loan with Siemens under the new December 30, 2006 agreement and will now be forgiven going forward so long as a minimum purchase requirement is met (see Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(2)	Includes $1.8 million in 2006 and $2.2 million in 2005 of non-cash debt discount amortization (see Note 8 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(3)	Includes $850,000 in 2006 and $389,000 in 2005 of non-cash debt discount amortization (see Note 9 — Subordinated Notes and Warranty Liability, Notes to Consolidated Financial Statements included herein).

(4)	Relates to the change in value of the warrants related to the 2005 Subordinated Notes and is a non-cash item (see Note 9 — Subordinated Notes and Warranty Liability, Notes to Consolidated Financial Statements included herein).

The increase in interest expense in 2006 is attributable to the 2005 subordinated notes, which were issued in August 2005 to repay in full the mandatorily redeemable convertible preferred stock and therefore were outstanding for a full year in 2006 compared to approximately 4 months in 2005, the additional $5 million financing on Tranche C2 from Siemens issued at the end of December 2005 and the issuance of promissory notes related to business acquisitions made during the last six months of 2005 and in 2006. A lower reduction of interest expense in 2006 compared to 2005 related to the warrant liability also contributed to the increase from 2005. This reduction in the warrant liability adjustment was due to an increase in the stock price from last year as well as a decrease in the remaining term of the warrants. These increases were offset in part by reductions in loan balances due to principal payments made during the year as well as amortization of the non-cash debt discount.

Dividends

The increase in interest expense was also partially offset by a reduction in dividend expense of approximately $563,000 due to the payment in full of the mandatorily redeemable convertible preferred stock in August of 2005.

Income Taxes (as restated)

The Company has net operating loss carryforwards of approximately $75 million for U.S. income tax purposes and approximately $281,000 of operating loss carryforwards in Canada. The Company determined that a change in ownership for Internal Revenue Code (IRC) Section 382 purposes may have occurred during the years 2002 to 2006. A change in ownership could limit the annual amount of the net loss carryforwards available for utilization against taxable income in the future. The Company is in the process of analyzing this potential change and determining the amount of limitation, if any.

The Company has temporary timing differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangibles and goodwill and depreciation of fixed assets. In the past the deferred tax assets for both US and Canada purposes have been offset by a valuation allowance because it was determined that the deferred tax assets were not likely to be used. As of December 30, 2006, the Company determined that that the net operating loss carryforwards and timing differences from the Canadian jurisdiction would be realized since the Canadian operations have been generating net income for the past three years and it is estimated that the remaining deferred tax assets will be used in the next few years. Therefore the Company has determined that a valuation allowance is no longer needed on the deferred tax assets of approximately $680,000 related to its Canadian operations ($67,000 of that asset was recorded as a current asset and the balance of $613,000 was applied against the deferred tax liabilities (see Note 15 — Income Taxes, Notes to Consolidated Financial Statements included herein). The realization of the tax benefits that arose from the deductibility of temporary timing differences that existed at the time the Canadian operations were acquired of $680,000 have been recorded as a reduction of the goodwill on that acquisition. The Company expects to owe Canadian taxes by 2008.

During the year, the Company also recorded a deferred income tax expense of approximately $871,000 compared to approximately $1.7 million in 2005 (as restated, see Note 2 — Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statement included herein) of which approximately $433,000 and $346,000, respectively, relate to the profitability of the Canadian operations. The remaining deferred income tax expense relates to the realization of a tax benefit on tax deductible goodwill that existed in the Helix’s U.S. operations at the time of its acquisition.

The Company also recorded a tax recovery of approximately $129,000 in 2006 related to its share of income taxes paid on the taxable income generated by HEARx West for 2004 and 2005. The Company has determined in December 2006 that it was eligible to file unitary tax return in the State of California and is in the process of filing amended returns for refunds of taxes paid in 2004 and 2005.

Minority Interest

During 2006 and 2005, HEARx West generated net income of approximately $3.2 million and $2.3 million, respectively. The HEARx West accumulated deficit of approximately $1.9 million at the end of 2005 was eliminated by the end of the second quarter of 2006. According to the Company’s agreement with the Permanente Federation, the Company had included in its consolidated statements of operations 100% of the losses incurred by the venture since its inception and received 100% of the net income of the venture until the accumulated deficit was eliminated. During the second quarter of 2006, the Company began recording a minority interest, equal to 50% of the venture’s net income that exceeded the accumulated deficit, as a non-operating expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the year was approximately $633,000.

2005 compared to 2004 (in thousands of dollars)

Revenues

Revenues	2005	2004	Change	% Change

Hearing aids and other products	$71,445	$63,228	$8,217	13.0%
Services	5,227	5,522	(295)	(5.3)%

Total net revenues	$76,672	$68,750	$7,922	11.5%

	2005	2004	Change	% Change(3)

Total Revenues from centers acquired in 2005(1)	$1,217	$—	$1,217	1.8%

Revenues due to an additional week in 2005	1,400	—	1,400	2.0%

Revenues from comparable centers(2)	74,055	68,750	5,305	7.7%

Total net revenues	$76,672	$68,750	$7,922	11.5%

(1)	Acquisition program began in mid-2005.

(2)	Includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage change is calculated by dividing them by the total 2004 net revenues.

The increase in total net revenues is comprised of an increase in hearing aids and other products revenues of approximately $8.2 million or 13.0%, partially offset by a reduction in service revenues of approximately $295,000 or 5.3%. The increase in hearing aids and other products revenues is mostly attributable to an increase in the average selling price of approximately 10.3% over the 2004 average selling price, resulting from patients selecting a higher percentage of advanced technology hearing aids, combined with an increase in the number of hearing aids sold of approximately 3.4%. The decrease in service revenues is due to lower revenues from the Company’s contract with the Department of Veteran Affairs in 2005 compared to 2004. As part of the overall increase in revenues, approximately $1.4 million relates to the additional week in 2005 compared to 2004 due to the timing of the Company’s accounting calendar and approximately $1.2 million was generated from the centers acquired in the second half of 2005. Also part of the overall increase is a favorable impact of $575,000 related to the change in the Canadian exchange rate from 2004 to 2005.

Cost of Products Sold and Services

Cost of Products Sold and Services	2005	2004	Change	%

Hearing aids and other products	$20,973	$17,512	$3,461	19.8%
Services	1,794	1,718	76	4.4%

Total cost of products sold and services	$22,767	$19,230	$3,537	18.4%

Percent of total net revenues	29.7%	28.0%	1.7%	6.1%

The cost of products sold as reflected above includes the effect of the preferred pricing reductions pursuant to our agreements with Siemens. The following table reflects the components of the preferred pricing reductions which are included in the above costs of products sold for hearing aids (see Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Preferred Pricing Reductions Included Above	2005	2004	Change	%

Base required payments on Tranches A and C forgiven	$2,923	$2,921	$2	0.0%
Interest expense on Tranches A, B and C forgiven	389	720	(331)	(46.0)%

Total preferred pricing reduction	$3,312	$3,641	$(329)	(9.0)%

Percent of total net revenues	4.3%	5.3%	(1.0)%	(18.9)%

The increase in the cost of hearing aids and other products is attributable to the corresponding increase in hearing aids sold and other products revenues and increase in the number of advanced technology hearing aids sold. The cost of services remained flat with last year as the decrease in the service revenues is due to the VA contract with lower revenues which bear no cost of services. The total cost of products sold and services, as a percent of net revenues, increased to 29.7% in 2005 from 28.0% in 2004 due to the increase in advanced technology hearing aids sold, which have lower margins, and special introductory price promotions on new Siemens products. The percentage was lower as the preferred pricing was approximately $331,000 less due to lower loan balances causing less interest expense being foregiven.

Expenses

Operating Expenses	2005	2004	Change	%

Center operating expenses	$36,472	$34,891	$1,581	4.5%

Percent of total net revenues	47.6%	50.8%	(3.2)%	(6.3)%

General and administrative expenses	$11,745	$10,218	$1,527	14.9%

Percent of total net revenues	15.3%	14.9%	0.4%	2.7%

Depreciation and amortization	$1,974	$2,072	$(98)	(4.7)%

Percent of total net revenues	2.6%	3.0%	(0.4)%	(13.3)%

The increase in center operating expenses is mainly attributable to the additional week in 2005, representing approximately $547,000, additional expenses of approximately $449,000 related to the acquired centers discussed above, an increase in incentive compensation related to additional net revenues and new incentive programs and increased wages due to normal merit increases . The increase in general and administrative expenses is attributable to the additional week in 2005, representing approximately $211,000 of additional expenses and to increases in wages and other expenses related to new sales and business development departments and normal annual merit increases. The net decrease in depreciation and amortization is due to certain property and equipment becoming fully depreciated, partially offset by increases due to the acquisition of fixed assets and intangible assets during the year.

The gain from insurance settlement of approximately $430,000 in 2005 is from insurance proceeds and final payment resulting from 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.

Interest Expense	2005	2004	Change	%

Notes payable from business acquisitions and others	$68	$79	$(11)	(13.9)%
Siemens Tranche E — Interest paid with monthly payments	190	245	(55)	(22.4)%
Siemens Tranches C1, C2 and C3 — accrued interest added to loan balance	964	656	308	47.0%
Siemens Tranches A, B and C — interest forgiven	389	720	(331)	(46.0)%
2003 Convertible Subordinated Notes(1)	2,948	2,864	84	2.9%
2005 Subordinated Notes(2)	595	—	595	n/a
Warrant liability change in value(3)	(513)	—	(513)	n/a

Total interest expense	$4,641	$4,564	$77	1.7%

(1)	Includes $2.2 million in 2005 and $2.1 million in 2004 of non-cash debt discount amortization (see Note 8 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(2)	Includes $389,000 in 2005, none in 2004, of non-cash debt discount amortization (see Note 9 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statement included herein).

(3)	Relates to the change on value of the warrants related to the 2005 Subordinated Notes and is a non-cash item (see Note 9 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statement included herein).

Interest expense increased approximately $595,000 (including the non-cash portion of approximately $389,000) due to the $5.5 million subordinated notes financing completed in August 2005 and approximately $308,000 due to the impact of the higher interest rates on the Siemens Tranche D which was at prime plus 1%. These increases were offset in part by a decrease of interest on other existing balances due to repayments of principal during the year. 2005 was also positively affected with the non-cash reduction in interest expense that did not exist in 2004 of approximately $513,000 related to a decrease in the fair market value of the warrant liability caused by the decrease in the stock price during 2005 (see Note 9 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

Dividends

The redemption of the Series E Convertible Preferred Stock in September 2005 resulted in a $142,500 decrease in dividends on preferred stock which was offset by the premium of $135,000 paid for redeeming such preferred stock before the expiration of its term.

Income Taxes (as restated)

During 2005, the Company recorded a deferred income tax expense of approximately $1.7 million compared to approximately $690,000 in 2004 (as restated, see Note 2 — Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included herein) of which approximately $346,000 and approximately $300,000, respectively, relate to the profitability of the Canadian operations. The remaining deferred income tax expense relates to the realization of a tax benefit on tax deductible goodwill that existed in Helix’s U.S. operations at the time of its acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Siemens Transaction

On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc.

Pursuant to these agreements, the parties have increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the closing date, Siemens agreed to transfer $2.2 million of accounts payable to the newly available credit and subsequently the Company drew down an additional $5 million in cash in January 2007.

The credit facility has been increased from $26 million to $50 million and its term extended to February 2013. The first $30 million of the line is still structured in three tranches and all of it now bears interest at 9.5%. Tranche B is a revolver established to accommodate funding for acquisitions by the Company. The Company may borrow under Tranche B up to a $30 million limit, less any amounts then outstanding under Tranche A and Tranche C. At the time of the closing, there was outstanding under Tranche B approximately $3.5 million of principal and accrued interest. Required quarterly payments of principal corresponding to $65 per Siemens unit sold by the acquired centers plus imputed interest thereon under Tranche B are subject to rebate credits described below. On the closing date, there was outstanding under Tranche C a principal balance of approximately $24 million and accrued interest of approximately $61,000. The Company must make quarterly installment payments on Tranche C of $730,000 of principal plus imputed interest thereon, which quarterly payments and interest are also subject to rebate discount credits as described below. Additional loans may be made to the Company under Tranche C for certain acquisitions. The Amended Supply Agreement with Siemens provides that the Company’s eligible for rebate credits base on various minimum purchase requirements.

The remaining principal balance of Tranche A, as well as Tranche B and Tranche C, with interest, will continue to be eligible for repayment utilizing these rebates on purchases of hearing aids from Siemens, provided that the Company meets those minimum purchase requirements under the Amended Supply Agreement. Siemens will also provide the Company with a minimum of an additional $1.25 million per annum of volume discounts under the Amended Supply Agreement when certain volume tests are met.

The new Tranche D $20 million line of credit is a revolver bearing interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines.

The Amended Credit Agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. In addition, The Company must prepay approximately $4.2 million under the $20 million line within the first six months of the agreement. The Company did not have any Excess Cash Flow (as defined) in 2006.

Under the terms of the Amended Credit Agreement, after a three-year waiting period, Siemens has the right to convert $21.2 million of the outstanding debt at $3.30 per share (representing 19.99% or 6,450,084 shares, of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or certain principal prepayments by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. The investor rights agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to the Investor for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement.

In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving a person in the hearing aid industry.

The Company has extended to Siemens a security interest in substantially all of the Company’s assets to secure repayment of the loans, just as the Company did in connection with the original credit agreement.

The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the Amended Supply Agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.

Working Capital

During 2006, the working capital deficit increased $11.4 million to $14.9 million as of December 30, 2006 from $3.5 million as of December 31, 2005. The increase in the deficit is attributable to approximately $9.2 million in additional cash used in investing and financing activities over cash generated from operating activities before the change in non-cash working capital items of approximately $2.1 million and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $5.4 million.

The working capital deficit of $14.9 million includes approximately $3.5 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $2.5 million ($3.8 million in current maturities, net of $1.3 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. The Company also drew down $5 million from its Siemens Tranche D Facility early in January 2007 for working capital purposes and repayment of certain debts. In 2006, the Company generated income from operations of approximately $3.8 million (including approximately $976,000 of non-cash employee stock-based compensation expense that did not exist in 2005 and approximately $815,000 of amortization of intangible assets) compared to $3.7 million (including approximately $618,000 of amortization of intangibles) in 2005. Cash and cash equivalents as of December 30, 2006 were approximately $2.3 million.

Cash Flows

Net cash from operating activities in 2006 increased approximately $3.4 million compared to 2005, mainly attributable to a positive change of the non-cash working capital items in 2006 compared to 2005 of which $1.1 million is due to the timing of rent payments from one period to another causing the change in prepaid expenses and an increase in accounts payable due to timing of payments and increases in volume in 2006 compared to 2005.

During 2006, cash of approximately $9.6 million was used to complete the acquisition of centers, an increase of approximately $8.0 million over the $1.6 million spent on acquisitions in 2005. It is expected that additional funds will be used for acquisitions during 2007. The source of these funds is expected to be primarily the Siemens acquisition line of credit. Capital expenditures are expected to remain consistent for 2007 and management intends to use capital lease financing when possible and cost effective.

In 2006, funds of approximately $3.0 million were used to repay long-term debt. This is an increase of $1.3 million over 2005 due to the additional repayments on the Siemens $5.0 million financing of December 2005 and notes from business acquisitions. Quarterly principal payments of $625,000 on the convertible subordinated debt began in 2006 resulting in an increase in cash outflows of $1,250,000 in 2006. The subordinated notes for proceeds of $5.5 million were not issued until August 2005 so there is an increase in cash outlays of $1.8 million in 2006 on the subordinated notes. The use of funds for dividends on preferred stock was reduced from $770,000 to $138,000 as the Series E Convertible Preferred Stock was redeemed in September 2005. In 2006, net proceeds of $7.5 million were received from the Siemens Tranches B and C for acquisitions. In 2005, proceeds of $1,825,000 resulted from the exercise of warrants. The Company expects to draw additional money from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its 2007 acquisitions.

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

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 30, 2006.

Payments Due by Period (in thousands of dollars)

		Less			More
Contractual		than 1	3 - 1	4 - 5	than 5
Obligations	Total	Year	Years	Years	Years

Long-term debt(1)	$36,990	$8,391	$10,800	$7,703	$10,096
Convertible subordinated notes(3)	6,250	3,750	2,500	—	—
Subordinated notes	3,300	1,760	1,540	—	—

Subtotal of obligations recorded on balance sheet	46,540	13,901	14,840	7,703	10,096
Interest to be paid on long-term debt(2)	1,723	640	600	312	171
Interest to be paid on convertible subordinated notes(3)	432	325	107	—	—
Interest to be paid on subordinated notes	219	175	44	—	—
Operating leases	18,867	5,387	8,172	3,704	1,604
Employment agreements	4,789	1,989	2,440	360	—
Purchase obligations	729	700	29	—	—

Total contractual cash obligations	$73,299	$23,117	$26,232	$12,079	$11,871

(1)	Approximately $27.5 million can be repaid through increased preferred pricing reductions from Siemens, including $4.8 million in less than 1 year and $9.5 in years 1-3, $9.5 in years 4-5 and $3.7 in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the December 30, 2006 second amended and restated credit agreement with them. Interest repaid through preferred pricing reductions was $626,000 in 2006 (see Note 7 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	When due these notes and corresponding interest can be repaid at the option of the Company in common stock.

OUTLOOK

The Company’s objectives for 2007 are to increase net revenues by 15% to 20%, to between $102 million and $107 million. More specifically, the Company expects to benefit in 2007 from approximately $7 million to $9 million in additional revenues (see unaudited pro forma information, Note 6 — Business Acquisitions, Notes to Consolidated Financial Statements included herein) related to the trailing effect of the acquisitions made throughout 2006 and is targeting to acquire businesses with total annual estimated revenues of between $10 million and $15 million, of which approximately 50% would be recorded in 2007 due to the timing of their acquisition. The Company’s internal goal is also to increase revenues from comparable centers by 5% to 10%. Also, in 2007, management expects to improve its operating margin resulting mostly from the additional volume discount from Siemens as well as more interest expense being forgiven on the self liquidating portion of the Siemens loan from the agreement signed December 30, 2006 and from maintaining general and administrative expenses increases at a lower percentage than the increase in net revenues.

The Company’s long-term objective is to continue to grow 15% to 20% per year and reach an operating margin of 10% to 12%. Management believes the Company is on its way to achieve that goal as long as growth from comparable centers remains healthy and costs continue to be under control.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

Goodwill

The Company’s goodwill resulted from the combination with Helix in 2002 and the acquisitions made since the inception of its acquisition program in 2005. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2006, 2005 and 2004, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

Revenue recognition

Revenues from the sale of audiological products are recognized at the time of delivery. Revenues from hearing care services and repair are recognized at the time those services are performed.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $27,000.

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

Impairment of Long-Lived Assets

Long-lived assets are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than it’s carrying amount, it is considered to be impaired and would be written down to its fair value. Currently we have not experienced any events that would indicate a potential impairment of these assets, but if circumstances change we could be required to record a loss for the impairment of long-lived assets.

Stock-based compensation

Share-based payments are accounted for in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

The expected term is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on a historical volatility of our common stock for a period at least equal to the expected term. Estimated forfeitures are calculated based on historical experience. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

Income taxes

Income taxes are calculated in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Both the calculation of the deferred tax assets and liabilities, as well as the decision to establish a valuation allowance requires management to make estimates and assumptions. Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions used, if actual results are not consistent with the estimates and assumptions, the balances of the deferred tax assets, liabilities and valuation allowance could be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be realized a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and its impact on our financial position, cash flows, and results of operations. The Company determined that a change in ownership for Internal Revenue Code (IRC) Section 382 purposes may have occurred during the years 2002 to 2006. Under IRC Section 382, a change in ownership could limit the annual amount of the net loss carryforwards available for utilization against taxable income in the future. The Company is in the process of analyzing this potential change and determining the amount of limitation, if any.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 17, 2007 and interim periods within those fiscal periods. We are currently evaluating the impact of adopting SFAS 157 but do not believe that the adoption of SFAS 157 will have any material impact on our financial position, cash flows, or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of prior Year Misstatements when Quantifying Misstatements in Current Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes an assessment from both an income statement and a balance sheet focus. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 and there has not been any impact on our consolidated financial position or results of operations as the result of this adoption.

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP No. EITF 00-19-2), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2, also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The FSP is effective immediately for registration payment arrangements entered into after modification of and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years,. The Company has adopted FSP EITF 00-19-2 and there has not been any impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

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

	Fixed Rate
	9.5%	5% note	8%	7%
	Due February	Due February	Due November	Due August
	2013	2013	2008	2008	Other	Total
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)
2007	$(3,496)	$(2,200)	$(3,750)	$(1,760)	$(2,695)	$(13,901)
2008	(3,487)	—	(2,500)	(1,540)	(2,213)	(9,740)
2009	(3,487)	—	—	—	(1,613)	(5,100)
2010	(3,487)	—	—	—	(679)	(4,166)
2011	(3,487)	—	—	—	(50)	(3,537)
2012	(3,487)	—	—	—	—	(3,487)
2013	(6,609)	—	—	—	—	(6,609)

Total	$(27,540)	$(2,200)	$(6,250)	$(3,300)	$(7,250)	$(46,540)

Estimated fair value	$(27,540)	$(2,200)	$(6,208)	$(3,290)	$(6,669)	$(45,907)

Item 8.	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Financial Statements:
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets at December 30, 2006 and December 31, 2005	38
Consolidated Statements of Operations for the years ended December 30 2006, December 31, 2005, and December 25, 2004	39
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 27, 2004	40
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	42
Notes to Consolidated Financial Statements	44
Financial Statement Schedule:
II Valuation and Qualifying Accounts — For the years ended December 30, 2006 December 31, 2005 and December 25, 2004	77

Report of Independent Registered Public Accounting Firm

Board of Directors
HearUSA, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated balance sheets as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended December 31, 2005 have been restated.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted Statements of Financial Accounting Standards No. 123(R), Share-Based Payment.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

West Palm Beach, Florida
April 5, 2007

HearUSA, Inc.
Consolidated Balance Sheets

	December 30,	December 31,
	2006	2005
		As restated

ASSETS
Current assets
Cash and cash equivalents	$2,325,545	$6,706,944
Accounts and notes receivable, less allowance for doubtful accounts of $434,098 and $413,386	7,591,417	6,715,933
Inventories	2,371,322	1,604,943
Prepaid expenses and other	1,399,517	1,627,407
Deferred tax asset (Note 15)	67,000	—

Total current assets	13,754,801	16,655,227
Property and equipment, net (Notes 4 and 6)	3,878,563	3,437,436
Goodwill (Notes 5 and 6)	50,970,557	38,457,913
Intangible assets, net (Notes 5 and 6)	13,591,703	11,477,290
Deposits and other	876,206	585,633
Restricted cash and cash equivalents (Note 3)	204,614	431,000

	$83,276,444	$71,044,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,463,604	$8,499,812
Accrued expenses	2,508,834	2,344,419
Accrued salaries and other compensation	2,825,877	2,589,877
Current maturities of long-term debt (Note 7)	8,390,988	5,192,108
Current maturities of convertible subordinated notes, net of debt discount of $1,263,003 and $1,847,853 (Note 8)	2,486,997	652,147
Current maturities of subordinated notes, net of debt discount of $452,228 and $868,345 (Note 9)	1,307,772	891,655
Dividends payable (Notes 10 and 11C)	34,562	34,562
Minority Interest in net income of consolidated Joint Venture currently payable	632,606	—

Total current liabilities	28,651,240	20,204,580

Long-term debt (Note 7)	28,598,869	19,970,099
Deferred income tax liability (Note 15)	5,234,486	5,068,003
Convertible subordinated notes, net of debt discount of $217,923 and $1,565,187 (Note 8)	2,282,077	3,434,813
Subordinated notes, net of debt discount of $60,123 and $512,350 (Note 9)	1,479,877	2,787,650
Warrant liability (Note 9)	110,043	1,347,217

Total long-term liabilities	37,705,352	32,607,782

Commitments and contingencies (Notes 4,7,8,9,10,12 and 16)	—	—

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330,000 and $2,330,000, $1 par, 7,500,000 shares authorized) (Note 11)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding) (Note 11C)	233	233

Total preferred stock	233	233
Common stock: $0.10 par; 75,000,000 shares authorized: 32,029,750 and 31,893,200 shares issued (Notes,8,10,11 and 12)	3,202,975	3,189,320
Stock subscription (Note 11B)	(412,500)	(412,500)
Additional paid-in capital	123,972,403	121,934,658
Accumulated deficit	(109,521,017)	(106,208,823)
Accumulated other comprehensive income	2,162,899	2,214,390
Treasury stock, at cost: 523,662 common shares	(2,485,141)	(2,485,141)

Total stockholders’ equity	16,919,852	18,232,137

	$83,276,444	$71,044,499

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
		As restated	As restated

Net revenues
Hearing aids and other products	$82,819,659	$71,445,381	$63,227,775
Services	5,966,534	5,226,622	5,521,767

Total net revenues	88,786,193	76,672,003	68,749,542

Operating costs and expenses
Hearing aids and other products	24,942,164	20,972,635	17,511,405
Services	1,761,405	1,793,944	1,718,287

Total cost of products sold and services	26,703,569	22,766,579	19,229,692
Center operating expenses	42,281,308	36,471,767	34,890,950
General and administrative expenses (including approximately $976,000 non-cash employee stock-based compensation expense in 2006 — Notes 1 and 12)	14,004,579	11,744,548	10,218,283
Depreciation and amortization	1,988,014	1,974,193	2,072,237

Total operating costs and expenses	84,977,470	72,957,087	66,411,162

Income from operations	3,808,723	3,714,916	2,338,380
Non-operating income (expense):
Gain from insurance settlement	202,936	430,122	—
Interest income	151,867	53,921	17,543
Interest expense (including approximately $2,694,000, $2,540,000 and $2,127,000, in 2006, 2005 and 2004, of non-cash debt discount amortization and a non-cash reduction of approximately $319,000 and $513,000 for the decrease in the fair value of the warrant liability — Notes 8 and 9)	(5,963,471)	(4,640,558)	(4,563,729)

Loss from continuing operations before income tax expense and minority interest in income of consolidated Joint Venture	(1,799,945)	(441,599)	(2,207,806)
Income tax expense — (Note 15)	(741,785)	(1,759,148)	(690,396)
Minority interest in income of consolidated Joint Venture	(632,606)	—	—

Net loss from continuing operations	(3,174,336)	(2,200,747)	(2,898,202)

Gain on disposition of assets from discontinued operations (Note 20)	—	332,470	—
Loss from discontinued operations	—	(396,023)	(550,696)

Net loss from discontinued operations	—	(63,553)	(550,696)

Net loss	(3,174,336)	(2,264,300)	(3,448,898)
Dividends on preferred stock (Notes 10 and 11C)	(137,858)	(700,675)	(708,159)

Net loss applicable to common stockholders	$(3,312,194)	$(2,964,975)	$(4,157,057)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders-basic and diluted	$(0.10)	$(0.09)	$(0.12)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.10)	$(0.09)	$(0.14)

Weighted average number of shares of common stock outstanding- (Notes 1, 11 and 12)	32,224,554	31,610,793	30,426,829

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended		Year Ended		Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
	Shares	Amount	Shares	Amount	Shares	Amount
			As restated		As restated

Preferred stock
Balance beginning and end of year	233	$233	233	$233	233	$233

Common stock
Balance, beginning of year	31,893,200	$3,189,320	30,060,676	$3,006,068	29,528,450	$2,952,845
Exercise of employee stock options	6,650	665	130,000	13,000	6,250	625
Issuance of common stock for exchangeable shares	29,900	2,990	102,524	10,252	525,976	52,598
Issuance of restricted stock for consulting	100,000	10,000	—	—	—	—
Warrant exercise	—	—	1,600,000	160,000

Balance, end of year	32,029,750	$3,202,975	31,893,200	$3,189,320	30,060,676	$3,006,068

Treasury stock
Balance beginning and end of year	523,662	$(2,485,141)	523,662	$(2,485,141)	523,662	$(2,485,141)

Stock subscription
Balance beginning and end of year		$(412,500)		$(412,500)		$(412,500)

Additional paid-in capital:
Balance, beginning of year		$121,934,658		$120,197,937		$120,226,050
Employee stock-based compensation expense (Note 12A)		976,290		—		—
Reclassification of value of warrants from liability to equity (Note 9)		917,863		—		—
Exercise of employee stock options		3,833		55,000		3,563
Issuance of common stock for exchangeable shares		(2,990)		(10,252)		(52,598)
Exercise of warrants		—		1,665,000		—
Consulting expense		142,749		26,973		12,672
Compensation expense				—		8,250

Balance, end of year		$123,972,403		$121,934,658		$120,197,937

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	Amount	Amount	Amount
		As restated	As restated

Accumulated deficit:
Balance, beginning of year (as restated)	$(106,208,823)	$(103,243,848)	$(99,086,791)
Net loss	(3,174,336)	(2,264,300)	(3,448,898)
Dividends on preferred stock	(137,858)	(700,675)	(708,159)

Balance, end of year	$(109,521,017)	$(106,208,823)	$(103,243,848)

Accumulated other comprehensive income:
Balance, beginning of year (as restated)	$2,214,390	$1,557,873	$1,011,944
Foreign currency translation adjustment	(51,491)	656,517	545,929

Balance, end of year	$2,162,899	$2,214,390	$1,557,873

Comprehensive income (loss):
Net loss	$(3,174,336)	$(2,264,300)	$(3,448,898)
Foreign currency translation adjustment	(51,491)	634,845	545,929

Comprehensive loss	$(3,225,827)	$(1,629,455)	$(2,902,969)

See accompanying notes to consolidated finanical statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
		As restated	As restated

Cash flows from operating activities
Net loss	$(3,174,336)	$(2,264,300)	$(3,448,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt discount amortization	2,693,727	2,540,120	2,127,054
Depreciation and amortization	1,988,015	1,974,193	2,072,237
Interest on Siemens Tranche C and Tranche D	1,130,112	964,361	655,568
Employee stock-based compensation	976,290	—	—
Minority interest in income of consolidated subsidiary	632,606	—	—
Provision for doubtful accounts	379,527	354,107	430,454
Loss from discontinued operations	—	63,553	550,696
Consulting expense	27,749	26,969	12,672
Principal payments on long-term debt made through preferred pricing reductions	(3,112,140)	(2,922,537)	(2,920,804)
Deferred tax expense	871,386	1,681,148	690,396
Decrease in fair value of warrant liability	(319,310)	(513,293)	—
(Gain) loss on disposition of equipment	7,425	(50,650)	53,836
Executive compensation expense	—	—	8,250
(Increase) decrease in:
Accounts and notes receivable	(1,233,097)	(982,851)	(467,068)
Inventories	(767,070)	(862,815)	99,475
Prepaid expenses and other	218,361	(606,766)	636,835
Increase (decrease) in:
Accounts payable and accrued expenses	4,346,894	1,632,714	(361,241)
Accrued salaries and other compensation	233,254	595,860	261,810

Net cash provided by continuing activities	4,899,393	1,629,813	401,272
Net cash used in discontinued operations	—	(113,457)	(356,598)

Net cash provided by operating activities	4,899,393	1,516,356	44,674

Cash flows from investing activities
Purchase of property and equipment	(1,199,820)	(1,184,400)	(342,767)
Capital expenditures from discontinued operations	—	(13,332)	(39,906)
Proceeds from sale of discontinued operations	—	1,101,385	104,628
Proceeds from redemption of certificates of deposit	226,386	—	—
Business acquisitions	(9,601,164)	(1,589,411)	—

Net cash used in investing activities	(10,574,598)	(1,685,758)	(278,045)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing cost of $252,000	7,539,428	5,000,000	—
Proceeds from subordinated notes, net of issuing cost of $330,000	—	5,170,000	—
Proceeds from convertible notes, net of issuing costs of $266,000	—	—	500,000
Payments on long-term debt	(3,039,074)	(1,708,256)	(3,310,477)
Payments on subordinated notes	(1,760,000)	(440,000)	—
Payments on convertible subordinated notes	(1,250,000)	—	—
Exchange and redemption of capital stock	—	(4,928,041)	—
Proceeds from exercise of employee stock options	4,496	68,000	4,189
Proceeds from the exercise of warrants	—	1,825,000	—
Dividends on preferred stock	(137,858)	(770,196)	(1,149,048)

Net cash provided by (used in) financing activities	1,356,992	4,216,507	(3,955,336)

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
		As restated	As restated

Effects of exchange rate changes on cash	(63,186)	44,460	89,205

Net increase (decrease) in cash and cash equivalents	(4,381,399)	4,091,565	(4,099,502)
Cash and cash equivalents at beginning of year	6,706,944	2,615,379	6,714,881

Cash and cash equivalents at end of year	$2,325,545	$6,706,944	$2,615,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,200,346	$1,244,049	$1,263,473
Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt through preferred pricing reductions	$(3,112,140)	$(2,922,537)	$(2,920,804)
Issuance of notes payable in exchange for business acquisitions	$6,710,614	$2,250,000	$—
Issuance of capital lease in exchange for property and equipment	$172,206	$141,913	$—
Purchase of equipment with volume discount credit	$—	$—	$(158,800)
Conversion of accounts payable to notes payable	$2,200,000	$—	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of December 30, 2006, the Company has a network of 164 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,600 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

During 2006 and 2005 the Company’s fifty percent owned Joint Venture, HEARx West generated net income of approximately $3.2 million and $2.3 million, respectively. The HEARx West accumulated deficit of approximately $1.9 million at the end of 2005 was eliminated by the end of the second quarter of 2006. According to the Company’s agreement with Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the venture since its inception and received 100% of the net income of the venture until the accumulated deficit was eliminated as the Company has effective control of the Management of the Company. During the second quarter of 2006, the Company began recording a minority interest equal to 50% of the venture’s net income that exceeded the accumulated deficit, as an expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the year was approximately $633,000 and was paid subsequent to December 30, 2006.

Revenue Recognition

Revenues from the sale of audiological products are recognized at the time of delivery to the patient. Revenues from hearing care services and repair are recognized at the time those services are performed.

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

Fiscal year

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. 2005 included 53 weeks and the current year includes 52 weeks. The next year with 53 weeks will be 2011.

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

Goodwill and other intangible assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” goodwill is subject to impairment assessments. A fair-value-based test is applied at the reporting unit level. This test requires various judgments and estimates. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2006 and 2005, and each of these tests indicated no impairment. Other intangible assets include finite lived intangible assets, such as patient files customer lists and non compete agreements which are amortized over the estimated useful life of the assets of 15 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and trade-names which are not amortized.

Pre-opening costs

The costs associated with the opening of new centers are expensed as incurred.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Long-lived assets — impairments and disposals

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 30, 2006 no long-lived assets were held for disposal. No impairment losses were recorded in the consolidated statement of operations for the three years ended December 30, 2006.

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

Subordinated Notes, Warrants, Amortization of Debt Discount and Fair Value Determination

In August 2005 the Company issued subordinated notes that included the issuance of warrants. The Company agreed to use its best efforts to register the common shares underlying the warrant shares and to use its best efforts maintain such registration so that the Warrant holders may sell their shares if the Note Warrants are exercised. These financing transactions were recorded in accordance with Emerging Issues Task Force Issue No 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Accordingly, the liability created by the Company’s agreement to register and keep the underlying shares registered during the three year period has been recorded as a warrant liability using a Black-Scholes option pricing model. Any gains or losses resulting from the changes in fair value from period to period are included as an increase or decrease of interest expense.

Convertible Instruments and Amortization of Debt Discount

In December 2006 the Company amended and restated its Credit Agreement with Siemens Hearing Instruments, which included the addition of a convertible option feature. This financing transaction is recorded in accordance with Emerging Issues Task Force Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, at the time of issuance assuming the most favorable conversion price at the closing date and no changes to the current circumstances except for the passage of time no beneficial conversion feature should be recognized at the date closing for the entire amount of the available under the credit agreement ($50 million). However, each subsequent draw down will have to be analyzed regarding bifurcation and beneficial conversion features and a beneficial conversion feature could be recorded in the future if the embedded feature is in the money as of the date of such future drawdown.

Advertising Costs

Costs of newspaper, television, and other media advertising are expensed as incurred and were approximately $6,226,000, $5,642,000 and $5,493,000 in 2006, 2005, and 2004, respectively.

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

Due to the Company’s losses, the following common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of 12,326,156, 7,699,153, and 9,738,372, respectively, were excluded from the computation of net loss per common share — diluted at December 30, 2006, December 31, 2005 and December 25, 2004 because they were anti-dilutive. For purposes of computing net loss per common share — basic and diluted, for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, the weighted average number of shares of common stock outstanding includes the effect of the 760,461, 790,358 and 892,872, respectively, of exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company on June 30, 2002, the effective date of the Helix combination for financial reporting purposes.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), using the modified — prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). (See Note 12 — Stock-based Benefit Plans)

Prior to the adoption of SFAS 123R on January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense was recognized for our stock-based compensation associated with stock options.

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS 123 to the stock option awards. Disclosures for the year ended December 31, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

	December 31,	December 25,
	2005	2004
	As restated	As restated

Net loss applicable to common stockholders as reported	$(2,964,975)	$(4,157,057)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,529,000)	(887,000)

Pro forma, net loss	$(4,493,975)	$(5,044,057)

Loss per share-basic
Basic and diluted-as reported	$(0.09)	$(0.14)
Basic and diluted-pro forma	$(0.14)	$(0.17)

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 30, 2006, was approximately $976,000. This additional expense is non-cash and does not affect the Company’s cash flows.

The fair value for stock awards was estimated using the Black-Scholes option valuation model with the following weighted average assumptions.

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004

Risk free interest rate	4.69%	4.39%	4.16%
Expected terms in years	10	5 - 10	5 - 10
Expected volatility	86%	96%	92%
Weighted Average volatility	87%	89%	89%

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

SFAS 123 (R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Cash and Cash Equivalents

Temporary cash investments which are not restricted as to their use and have an original maturity of ninety days or less are considered cash equivalents.

Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified in order to conform to the 2006 presentation.

2.	Restatement of Consolidated Financial Statements

The Company is restating its consolidated financial statements and related financial information for fiscal 2004 and 2005 and the first three quarters of 2006 to correct errors in the Company’s accounting treatment and disclosures for taxes related to temporary differences and net operating loss carryforwards which were originally established in July of 2002 when the Company acquired Helix.

At the time of the Helix acquisition, the Company failed to record the deferred income tax liability associated with tradenames acquired in the transaction. The effect of the correction of this error is to increase goodwill and deferred income tax liability by $2.7 million at the time of the Helix acquisition, which is reflected on the consolidated balance sheets for the five years in the period ended December 30, 2006.

Additionally, the deferred income tax assets resulting from Helix’s Canadian temporary differences and net operating loss carryforwards totaling approximately $1.2 million at the time of the acquisition were not recorded due to the uncertainty of their utilization. As taxable income occurred in 2005 and 2004 from the Canadian operations, the Company should have recorded income tax expense in each of these years. To correct this error, the Company has recorded deferred income tax expense of $346,000 and $300,000 in 2005 and 2004, respectively, with corresponding decreases in goodwill each year.

Finally, as a part of the Helix acquisition, the Company acquired approximately $12.5 million of tax goodwill. At the time of the acquisition, the book basis of that goodwill exceeded its tax basis. Tax goodwill, unlike certain other types of goodwill, is deductible for tax purposes, thereby creating timing differences between deductions for book and tax bases. Because the point in time that such differences will turn around is unknown, this difference cannot be offset against deferred income tax assets for purposes of determining a valuation allowance for deferred income tax assets. The Company deducted such goodwill for tax purposes between 2002 and 2006, but failed to record deferred income tax expense and liabilities. To correct this error, the Company has recorded a deferred income tax expense and related increases in

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

deferred income tax liabilities of approximately $1.3 million in 2005, $390,000 in 2004, $390,000 in 2003 and $195,000 in 2002.

The following is a summary of the effects on the restatement on the Company’s consolidated financial statements.

Consolidated Statements of Operations:

	As Previously
	Reported	Adjustments	As Restated

Year ended December 31, 2005
Income tax expense	$(78,000)	(1,681,148)	$(1,759,148)
Net loss from continuing operations	(519,599)	(1,681,148)	(2,200,747)
Net loss	(583,152)	(1,681,148)	(2,264,300)
Net loss applicable to common stockholders	(1,283,827)	(1,681,148)	(2,964,975)
Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.04)	(0.05)	$(0.09)
Net loss applicable to common stockholders per common share — basic and diluted	$(0.04)	(0.05)	$(0.09)
Year ended December 25, 2004
Income tax expense	$—	(690,396)	$(690,396)
Net loss from continuing operations	(2,207,806)	(690,396)	(2,898,202)
Net loss	(2,758,502)	(690,396)	(3,448,898)
Net loss applicable to common stockholders	(3,466,661)	(690,396)	(4,157,057)
Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.10)	(0.02)	$(0.12)
Net loss applicable to common stockholders per common share — basic and diluted	$(0.11)	(0.03)	$(0.14)
Year ended December 27, 2003
Income tax expense	$—	(390,000)	$(390,000)
Net loss from continuing operations	(539,562)	(390,000)	(929,562)
Net loss	(1,109,389)	(390,000)	(1,499,389)
Net loss applicable to common stockholders	(1,736,345)	(390,000)	(2,126,345)
Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.04)	(0.01)	$(0.05)
Net loss applicable to common stockholders per common share — basic and diluted	$(0.06)	(0.01)	$(0.07)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

	As Previously
	Reported	Adjustments	As Restated

Year ended December 28, 2002
Income tax expense	$—	(195,000)	$(195,000)
Net loss from continuing operations	(6,551,665)	(195,000)	(6,746,665)
Net loss	(6,880,469)	(195,000)	(7,075,469)
Net loss applicable to common stockholders	(7,577,010)	(195,000)	(7,772,010)
Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.32)	(0.01)	$(0.33)
Net loss applicable to common stockholders per common share — basic and diluted	$(0.34)	—	$(0.34)

Consolidated Balance Sheets:
As of December 31, 2005
Goodwill	$36,394,959	2,062,954	$38,457,913
Total assets	$68,981,545	2,062,954	$71,044,499
Deferred income tax liability	$—	5,068,003	$5,068,003
Total long-term liabilities	$27,539,779	5,068,003	$32,607,782
Accumulated deficit	$(103,252,279)	(2,956,544)	$(106,208,823)
Accumulated other comprehensive income	$2,262,895	(48,505)	$2,214,390
Total stockholders’ equity	$21,237,186	(3,005,049)	$18,232,137
As of December 25, 2004
Goodwill	$33,210,380	2,351,620	$35,562,000
Total assets	$59,422,361	2,351,620	$61,773,981
Deferred income tax liability	$—	3,708,984	$3,708,984
Total long-term liabilities	$19,352,246	3,708,984	$23,061,230
Accumulated deficit	$(101,968,452)	(1,275,396)	$(103,243,848)
Accumulated other comprehensive income	$1,639,838	(81,965)	$1,557,873
Total stockholders’ equity	$19,977,984	(1,357,364)	$18,620,620
As of December 27, 2003
Goodwill	$33,222,779	2,700,000	$35,922,779
Total assets	$66,183,350	2,700,000	$68,883,350
Deferred income tax liability	$—	3,285,000	$3,285,000
Total long-term liabilities	$20,579,977	3,285,000	$23,864,977
Accumulated deficit	$(98,501,791)	(585,000)	$(99,086,791)
Total stockholders’ equity	$22,813,312	(585,000)	$22,228,312
As of December 28, 2002
Goodwill	$32,613,726	2,700,000	$35,313,726
Total assets	$64,996,870	2,700,000	$67,696,870
Deferred income tax liability	$—	2,895,000	$2,895,000

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

	As Previously
	Reported	Adjustments	As Restated

Total long-term liabilities	$22,082,389	2,895,000	$24,977,389
Accumulated deficit	$(96,765,446)	(195,000)	$(96,960,446)
Total stockholders’ equity	$20,566,620	(195,000)	$20,371,620

Consolidated Statements of Cash Flows:
Year ended December 31, 2005
Cash flow from operating activities:
Net loss	$(583,152)	(1,681,148)	$(2,264,300)
Deferred income tax	$—	(1,681,148)	$(1,681,148)
Year ended December 25, 2004
Cash flow from operating activities:
Net loss	$(2,758,502)	(690,396)	$(3,448,898)
Deferred income taxes	$—	(690,396)	$(690,396)
Year ended December 27, 2003
Cash flow from operating activities:
Net loss	$(1,109,389)	(390,000)	$(1,499,389)
Deferred income taxes	$—	(390,000)	$(390,000)
Year ended December 28, 2002
Cash flow from operating activities:
Net loss	$(6,880,469)	(195,000)	$(7,075,469)
Deferred income taxes	$—	(195,000)	$(195,000)

3.	Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 30, 2006 and December 31 2005 consist of certificates of deposit with contractual maturities of one year or less of approximately $205,000 and $431,000 pledged as collateral for automated clearing house exposure.

4.	Property and Equipment and Leases

Property and equipment consists of the following:

	Range of	December 30,	December 31,
	Useful Lives	2006	2005

Equipment, furniture and fixtures	5-10 years	$11,384,633	$10,868,588
Leasehold Improvements	5-10 years	7,928,330	7,665,710
Computer systems	3 years	3,501,164	3,302,750
Construction in progress	N/A	398,672	34,583

		23,212,799	21,871,631
Less accumulated depreciation and amortization		19,334,236	18,434,195

		$3,878,563	$3,437,436

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Total estimated future depreciation expense for the Company’s current property and equipment are as follows:

Amount

2007	$1,119,000
2008	1,027,000
2009	692,000
2010	512,000
2011	330,000
Thereafter	190,000

The Company leases facilities primarily for hearing centers. These are located in retail shopping areas and have terms expiring at dates through 2016. The Company recognizes rent expense on a straight line basis over the lease term. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and actual payments, which is due to escalating rents in the lease contracts, is included in accrued expenses in the accompanying consolidated balance sheets. Equipment and building rent expense under operating leases in 2006, 2005 and 2004 was approximately $6,670,000, $5,859,000 and $5,820,000, respectively.

Approximate future minimum rental commitments under operating leases are as follows:

Amount

2007	$5,387,000
2008	4,667,000
2009	3,505,000
2010	2,657,000
2011	1,047,000
Thereafter	1,603,000

5.	Goodwill and Intangible Assets

A summary of changes in the Company’s goodwill during the years ended December 30, 2006 and December 31, 2005, by business segment are as follows:

	December 31,		Deferred Tax	Currency	December 30
	2005	Additions	Adjustments	Translation	2006
	As restated

Centers	$37,578,000	$13,310,000	$(723,000)	$(74,000)	$50,091,000
Network	880,000	—	—	—	880,000

	$38,458,000	$13,310,000	$(723,000)	$(74,000)	$50,971,000

	December 25,		Deferred Tax	Currency	December 25,
	2004	Additions	Adjustments	Translation	2005
	As restated		As restated	As restated	As restated

Centers	$34,682,000	$2,806,000	$(346,000)	$436,000	$37,578,000
Network	880,000	—	—	—	880,000

	$35,562,000	$2,806,000	$(346,000)	$436,000	$38,458,000

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 30, 2006 and December 31 2005, intangible assets consisted of the following:

	December 30,	December 31,
	2006	2005

Amortizable intangible assets:
Customer lists	$8,946,000	$6,360,000
Non-Compete agreements	354,000	36,000
Computer software	1,542,000	1,504,000
Accumulated amortization — customer list	(3,154,000)	(2,384,000)
Accumulated amortization — non-compete	(46,000)	(5,000)
Accumulated amortization — computer software	(1,483,000)	(1,467,000)

Amortizable intangible assets, net	6,159,000	4,044,000
Trademark and trade names	7,411,000	7,411,000
Intellectual property	22,000	22,000

	$13,592,000	$11,477,000

The aggregate amortization expense was $815,000 in 2006, $618,000 in 2005 and $478,000 in 2004.

Annual estimated future amortization expense for intangible assets is as follows:

Amount

2007	$777,000
2008	746,000
2009	688,000
2010	590,000
2011	367,000
Thereafter	2,991,000

6.	Business Acquisitions

During 2006, the Company, in 21 separate transactions acquired the assets of 31 hearing care centers in New Jersey, New York, California, Michigan, Florida and the Province of Ontario. Consideration paid was approximately $9.5 million of cash and notes payable of approximately $6.7 million. The acquisitions resulted in additions to goodwill of approximately $13.4 million, fixed assets of approximately $229,000, customer lists and non-compete agreements of approximately $2.9 million. All additions to intangibles are amortizable for income tax purposes. The notes payable bear interest at rates varying from 5% to 7.0% and are payable in quarterly installments varying from $8,000 to $84,000 plus accrued interest through October 2011. In connection with these acquisitions, the Company utilized approximately $7.8 million of its revolver with Siemens (see Note 7 — Long-term Debt).

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

In May 2005, the Company also acquired the assets of a hearing care network in Florida. Consideration of $350,000 cash and a three-year convertible note payable $1.4 million was paid for managed care contracts of approximately $340,000 and goodwill of approximately $1.4 million. These intangible assets

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

and goodwill were recorded in the center segment as they mostly benefited that segment. The note bears interest at 7 percent and is payable in 36 monthly installments of $38,889 plus interest, beginning on June 1, 2005. After September 30, 2005 the payee has the right to convert all or any portion of the unpaid principal, and accrued interest, on the note into the number of shares of the Company’s common stock as determined by dividing such sum of unpaid principal and accrued interest to be converted by $1.74 (the market price of the Company’s common stock on the date of the acquisition).

The allocated value of the customer lists and non-compete agreements were recorded as intangible assets on the consolidated balance sheets.

For tax purposes generally goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15 year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

The following unaudited pro forma information represents the results of operations for HearUSA, Inc. for the years ended December 31, 2006 and 2005, as if the acquisitions had been consummated as of January 1, 2006 and December 26, 2004, respectively. This pro forma information does not purport to be indicative of what may occur in future years:

	December 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Total revenue	$98,000,000	$91,000,000
Net loss applicable to common stockholders	$(1,947,000)	$(1,957,000)
Net loss applicable to common stockholders per share — basic and diluted	$(0.06)	$(0.06)

7.	Long-term Debt (also see Notes 6, 8 and 9)

Long-term debt consists of the following:

	December 30,	December 31,
	2006	2005

Notes payable to a Siemens
Tranche A	$—	$2,239,851
Tranche B	3,543,250	—
Tranche C	23,996,964	20,875,256
Tranche D	2,200,000	—

Total notes payable to Siemens	29,740,214	23,115,107
Notes payable from business acquisitions and others	7,249,643	2,047,100

	36,989,857	25,162,207
Less current maturities	8,390,988	5,192,108

	$28,598,869	$19,970,099

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The approximate aggregate maturities on long-term debt obligations in years following 2006 are as follows:

Amount

2007	$8,391,000
2008	5,700,000
2009	5,100,000
2010	4,166,000
2011	3,537,000
Thereafter	10,096,000

Notes payable to Siemens

On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc. This transaction was accounted for utilizing EITF 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements. Under EITF 98-14 the Company determined that the transaction was a modification rather than an extinguishment of debt.

Pursuant to these agreements, the parties have increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the closing date, Siemens agreed to transfer $2.2 million of accounts payable to the newly available credit and subsequently the Company drew down an additional $5 million in cash in January 2007.

The credit facility has been increased from $26 million to $50 million and its term extended to February 2013. The first $30 million of the line is still structured in three tranches and all of it now bears interest at 9.5%. Tranche B is a revolver established to accommodate funding for acquisitions by the Company. The Company may borrow under Tranche B up to a $30 million limit, less any amounts then outstanding under Tranche A and Tranche C. At the time of the closing, there was outstanding under Tranche B approximately $3.5 million of principal and accrued interest. Required quarterly payments of principal corresponding to $65 per Siemens unit sold by the acquired centers plus imputed interest thereon under Tranche B are subject to rebate credits described below. On the closing date, there was outstanding under Tranche C a principal balance of approximately $24 million and accrued interest of approximately $61,000. The Company must make quarterly installment payments on Tranche C of $730,000 of principal plus imputed interest thereon, which quarterly payments and interest are also subject to rebate credits as described below. Additional loans may be made to the Company under Tranche C for certain acquisitions. The Amended Supply Agreement with Siemens provides that the Company is eligible for rebate credits based on various minimum purchase requirements.

The remaining principal balance of Tranche A, Tranche B and Tranche C, with interest, will continue to be eligible for repayment utilizing these rebates on purchases of hearing aids from Siemens, provided that the Company meets those minimum purchase requirements under the Amended Supply Agreement.

Siemens will also provide the Company with a minimum of an additional $1.25 million per annum of volume discounts under the Amended Supply Agreement when certain volume tests are met.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C during each of the years:

	2006	2005	2004

Portion applied against quarterly principal payments	$3,112,000	$2,923,000	$2,921,000
Portion applied against quarterly interest payments	626,000	389,000	720,000

Preferred pricing reductions recorded as a reduction of cost of products sold	$3,738,000	$3,312,000	$3,641,000

The new Tranche D $20 million line of credit is a revolver bearing interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines.

The Amended Credit Agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. In addition, The Company must prepay approximately $4.2 million under the $20 million line within the first six months of the agreement. The Company did not have any Excess Cash Flow (as defined) in 2006.

Under the terms of the Amended Credit Agreement, after a three-year waiting period Siemens has the right to convert $21.2 million of the outstanding debt at $3.30 per share (representing 19.99% or 6,450,084 shares, of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or certain principal prepayments by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility The investor rights agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to the Investor for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement.

The Company has extended to Siemens a security interest in substantially all of the Company’s assets to secure repayment of the loans, just as the Company did in connection with the original credit agreement.

The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure, making certain payments and paying dividends. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the Amended Supply Agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

This financing transaction was assessed under EITF 94-18, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and determined to be a modification. In accordance with EITF 94-18, unamortized financing fees will be amortized over the extended life of the agreement.

This financing transaction is recorded in accordance with Emerging Issues Task Force Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, at the time of issuance assuming the most favorable conversion price at the closing date and no changes to the current circumstances except for the passage of time no beneficial conversion feature should be recognized at the date of closing for the entire amount of the available under the credit agreement ($50M). However; each subsequent draw down would have to be analyzed regarding bifurcation and beneficial conversion feature and beneficial conversion features could be recorded in the future if the embedded feature is in the money as of the date of the future drawdown.

Notes payable from business acquisitions and other

Notes payable from business acquisitions totaling $7.0 million at December 30, 2006 and $1.9 million at December 31, 2005 (see note 6) are payable in monthly or quarterly installment varying from $8,000 to $84,000 over periods varying from 2 to 5 years and bear interest at rates varying from 5.0% to 7.0%. Other notes totaling $226,000 at December 30, 2006 and $166,000 at December 31, 2005, relating mostly to capital leases, are payable in monthly or quarterly installment varying from $1,000 to $3,000 over periods varying from 1 to 3 years and bear interest at rates varying from 9.1% to 12.8%.

8.	Convertible Subordinated Notes

In December 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with warrants to purchase 2,642,750 shares of the Company’s common stock. The warrants to purchase 500,000 shares were exercisable after May 31, 2005 at $1.75 per share. The notes can be converted at $1.75 per share and the remaining warrants can be exercised at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11% annually for the first two years and then at 8% through the remainder of their term. The Company recorded a debt discount of approximately $7,488,000 consisting of the intrinsic value of the beneficial conversion feature of approximately $4,519,000 and the portion of the proceeds allocated to the warrants issued to the investors of approximately $2,969,000, using a Black-Scholes option pricing model, based on the relative fair values of the investor warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the note using the effective interest method. The notes are subordinate to the Siemens notes payable.

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

For the first two years of the notes’ term beginning on March 25, 2004, the Company made quarterly payments of interest only. On March 25, 2006, the Company began making twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Approximate annual aggregate amount of maturities of such notes in future years is approximately $3,750,000 for 2007 and $2,500,000 in 2008.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

During 2006, 2005 and 2004, approximately $2,556,000, $2,948,000 and $2,170,000, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees and a debt discount amortization charge of approximately $1,844,000, $2,151,000 and $1,595,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the remaining two years of the loan totals approximately $1,257,000 in 2007 and $435,000 in 2008

On September 25, 2006, December 30, 2006 and March 25, 2007, the Note holders agreed to delay the quarterly $625,000 principal and $126,389 accrued interest payments due on each of those dates and signed a non-binding agreement to negotiate the conversion of the notes and the exercise of their warrants. In the event the investors convert the debt and exercise the warrants, the Company will be required to expense the remaining debt discount and prepaid financing fees of approximately $1.5. million in the period in which the conversion or exercise occurs. At December 30, 2006 current maturities of such notes total $3,750,000 less unamortized debt discount and prepaid finder fees $1,263,003.

9.	Subordinated Notes and Warrant Liability

On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase 1,499,960 shares of the Company’s common stock at $2.00 per share expiring on November 22, 2008. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7% per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. (see Note 10 — Mandatorily Redeemable Convertible Preferred Stock). At issuance, the Company agreed to register the common shares underlying the warrant shares and to maintain such registration during the three-year period ending September 2008 so that the warrant holders could sell their shares if the Note Warrants were exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three-year period was recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black-Scholes option pricing model at issuance. Any gains or losses resulting from changes in fair value from period to period are recorded in interest expense. As the holders exercise their Note Warrants, the applicable portion of the liability will be reclassified to additional paid in capital. The notes are subordinate to the Siemens notes payable. The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method.

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

At December 30, 2006, the fair value of the remaining Note Warrant Liability, using a Black-Scholes option pricing model was approximately $110,000. The 2006 reduction on the warrant liabilities from the December 31, 2005 valuation of approximately $319,000 was recorded as a reduction in interest expense.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is $1,760,000 in 2007 and $1,540,000 in 2008.

During 2006 and 2005, approximately $1,361,000 and $595,000 respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $850,000 and $389,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense over the following two years totals approximately $496,000 in 2007 and $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the retirement occurs.

10.	Mandatorily Redeemable Convertible Preferred Stock

On August 27, 2003, the Company exchanged all 4,563 outstanding shares of its 1998 Convertible Preferred Stock for 4,563 shares of Series E Convertible Preferred Stock (“E Series Convertible Preferred Stock”). If the E Series Convertible Preferred Stock had not been converted or redeemed by December 18, 2006 it would have been redeemed by the Company on December 18, 2006 for a price equal to 108% of its stated value plus accrued and unpaid premiums. The E Series Convertible Preferred Stock was presented as Mandatorily Redeemable Convertible Preferred Stock in the consolidated balance sheet. The Company had the right to redeem the newly designated preferred stock at its stated value plus accrued but unpaid premiums for sixteen months and thereafter until the redemption date at 108% of its stated value plus accrued but unpaid premiums.

In September 2005 the Company used the proceeds from the August 2005 private placement (see Note 9 — Subordinated Notes and Warrant Liability) to redeem all of the Series E Convertible Preferred Stock for approximately $4.9 million, which included approximately $135,000 of unpaid premium.

During 2005 and 2004, approximately $560,000 and $565,000 of dividends and accreted premiums is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

11.	Stockholders’ Equity

A.	Private Placement

On March 29, 2002, the Company closed a private placement of 1.5 million shares of common stock for an aggregate sales price of $1.5 million and 1.5 million common stock purchase stock warrants. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities Act of 1933 to issue the securities without registration. The warrants, which could be exercised at $1.15 per share, were exercised in March 2005 for a net proceed of approximately $1.7 million. The Company registered the common stock for resale in 2004.

B.	Stock Subscription

On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note receivable for the principal amount of $412,500. The note receivable is collateralized by the common stock purchased which is held in escrow. The principal amount of the note and accrued interest were due on April 1, 2006. The note bore interest at the prime rate published by the Wall Street Journal adjusted

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

annually. At December 30, 2006, the interest rate of the note was 5.25%. No payments for interest or principal have ever been received on the note. The investment banker has agreed to return of the stock in lieu of payment. The note receivable under the caption Stock Subscription is part of stockholders’ equity in the accompanying consolidated balance sheets. The stock is expected to be returned in 2007, at that time, the stock will be recorded as treasury stock at cost.

C.	Series J Preferred Stock

The Series J Preferred Stock has a stated value of $10,000 per share and is non-convertible and non-voting. The holder of the Series J Preferred Stock is entitled to receive cumulative dividends, in cash, at a rate of 6% per year. Dividends earned but not paid on the applicable dividend payment date will bear interest at a rate of 18% per year payable in cash unless the holders and the Company agree that such amounts may be paid in shares of common stock.

At any time the Company has the right to redeem all or a portion of the Series J Preferred Stock for a redemption price equal to the stated value plus accrued and unpaid dividends. If there is a change in control of the Company, only upon or after the approval thereof by the Company’s Board of Directors, the holder of the Series J Preferred Stock has the right to require the Company to redeem the Series J Preferred Stock at a price of 120% of the stated value plus any accrued and unpaid dividends.

In the event of liquidation, dissolution or winding up of the Company prior to the redemption of the Series J Preferred Stock, the holder of the Series J Preferred Stock will be entitled to receive the stated value per share plus any accrued and unpaid dividends before any distribution or payment is made to the holders of any junior securities but after payment is made to the holders of the 1998 Convertible Preferred Stock, if any. In the event that the assets of the Company are insufficient to pay the full amount due the holder of the Series J Preferred Stock and any holders of securities equal in ranking, such holders will be entitled to share ratably in all assets available for distribution.

During 2006, 2005 and 2004, approximately $138,000, $141,000 and $143,000 of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

D.	Shareholder Rights Plan

On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a “Right”) for each outstanding share of common stock was declared, and payable to the stockholders of record on December 31, 1999.

The Shareholder Rights Plan as amended and restated on July 11, 2002, in connection with the combination with Helix to, among other things, give effect to the issuance of the exchangeable shares as voting stock of the Company, and to otherwise take into account the effects of the combination. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which would result in ownership of 15% or more of the common stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009 (See Note 11E).

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

G. Warrants

No warrants were exercised during 2006.  In 2005 1,600,000 warrants were exercised and 131,695 warrants expired.

The aggregate number of common shares reserved for issuance upon the exercise of warrants was 5,114,853 as of December 30, 2006.

The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price

2,759,893	2008	1.75
240,000	2010	1.25
560,000	2010	1.31
1,554,960	2010	2.00

5,114,853

H.	Aggregate and Per Share Cumulative Preferred Dividends

As of December 30, 2006 and December 31, 2005, there were no arrearages in cumulative preferred dividends/premiums.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

12.	Stock-based Benefit Plans

A.	Stock Options and Awards

Stock options and awards are granted to employees under the 1987 Stock Option Plan (this plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not affect the outstanding options which remain in full force as if the plan had not expired.), the 1995 Flexible Stock Plan (this plan expired in 2005 and no further grants can be made under this plan. The expiration of the plan did not affect the outstanding options granted under this plan which remain in full force in accordance with their terms.), and the 2002 Flexible Stock Plan, which generally vest over 4 years and expire after 10 years. The Company’s 2002 Flexible Stock Plan, which is stockholder approved, is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock. At December 30, 2006, 132,500 shares were available for future grants under the plan.

As of December 30, 2006, employees of the Company held options permitting them to purchase an aggregate 5,318,423 shares of common stock at prices ranging from $0.35 to $18.75 per share. Options are exercisable for periods ranging from five to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

As of December 30, 2006, under the terms of our Non-Employee Director Plan, which terminated in accordance with its terms in 2003, directors held options permitting them to purchase an aggregate of 18,000 shares of common stock at prices ranging from $4.00 to $18.75 per share.

Impact of the Adoption of SFAS 123(R)

As discussed in Note 1 we adopted the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) our net loss from continuing operations for the year ended December 30, 2006 was reduced by $976,000. The effect on both basic and diluted loss per share was $0.03. This additional expense is non-cash.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at December 31, 2005	5,406,270	$1.38
Granted	325,000	$1.46
Exercised	(6,650)	$0.68
Forfeited/expired/cancelled	(406,197)	$2.52

Outstanding at December 30, 2006	5,318,423	$1.30	6.86	$1,481,000

Exercisable at December 30, 2006	3,107,173	$1.33	6.19	$1,124,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 30, 2006. As of December 30, 2006, there was approximately $1,300,000 of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years.

The following table summarizes outstanding and exercisable options under our equity incentive plans as of December 30, 2006:

Options Outstanding			Options Exercisable
			Weighted
		Average	Average		Weighted Average
	Number	Remaining	Exercise		Exercise
Range of Exercise Price	Outstanding	Contractual Life	Price	Number Exercisable	Price

$0.35 - $ .77	1,567,810	5.87	$0.44	1,191,560	$0.44
$ .78 - $ 2.00	3,370,400	7.69	$1.37	1,572,900	$1.33
$2.01 - $ 5.40	300,721	4.24	$3.18	263,221	$3.30
$5.41 - $ 8.75	68,632	1.25	$6.94	68,632	$6.94
$8.76 - $18.75	10,860	.71	$16.64	10,860	$16.64

	5,318,423			3,107,173

B.	Non-Employee Director Non-Plan Grant

On April 1, 2003 options to purchase 125,000 shares of common stock were granted to members of the Board of Directors, at an exercise price of $0.35, which was equal to the quoted closing price of the common stock on the grant date. The options vested after one year and have a ten-year life.

13.	Major Customers and Suppliers

During 2006, 2005 and 2004 no customer accounted for more than 10% or more of net revenues.

During 2006, 2005 and 2004, the Company purchased approximately 90.6%, 93.1% and 88.7%, respectively, of all hearing aids sold by the Company from Siemens. As described in Note 6, the Company is a party to a supply agreement with Siemens whereby the Company has agreed to purchase minimum levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. The Company has not experienced any significant disruptions in supply in the past.

14.	Related Party Transactions

The Company is a party to a capitation contract with an affiliate of its minority owner, the Permanente Federation LLC (the “Kaiser Plan”) a member of its Consolidated Joint Venture, HEARx West, LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2006, 2005 and 2004 approximately $7,698,000, $6,886,000 and $6,451,000, respectively, of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.

15.	Income Taxes

The income tax provision (benefit) for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 consist of the following:

	2006	2005	2004

Current:
Federal	$—	$—	$—
State	(129,000)	$78,000	—
Foreign	—	—	—

Current income tax provision (benefit)	$(129,000)	$78,000	$—

Deferred:
Federal deferred	$438,000	$1,335,000	$390,000
State deferred
Foreign deferred	415,000	327,000	300,000

Deferred income tax provision	$853,000	$1,662,000	$690,000

Benefit applied to reduce goodwill — foreign	18,000	19,000	—

Total income tax provision	$742,000	$1,759,000	$690,000

The components of pre-tax income (loss) from continuing operations are as follows:

	2006	2005	2004
		As restated	As restated

Domestic	$(2,962,000)	$(1,340,000)	$(3,142,000)
Foreign	1,162,000	898,000	934,000

Total loss from continuing operations	$(1,800,000)	$(442,000)	$(2,208,000)

The Company has accounted for certain items, principally depreciation, amortization of intangibles such as goodwill and customer lists and the allowance for doubtful accounts for financial reporting purposes in periods different from those for tax reporting purposes.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets (liabilities) of the United States operations are comprised of the following:

	2006	2005

Deferred income tax assets:
Fixed assets depreciation	$1,241,000	$1,289,000
Employee stock-based compensation	352,000	—
Inventory costs	199,000	193,000
Joint venture	251,000	593,000
Accruals not currently deductible	347,000	312,000
Allowance for doubtful accounts	144,000	142,000
Contributions carryforward	34,000	32,000
Section 1231 loss carryforward	73,000	—
Net operating loss carryforwards	28,341,000	27,316,000

Total deferred tax assets	30,982,000	29,877,000
Less valuation allowance	(29,639,000)	(27,764,000)

Net deferred tax assets	$1,343,000	$2,113,000

Deferred income tax liabilities:
Amortization of definite lived intangibles	$(656,000)	$(829,000)
Amortization of indefinite lived intangibles	(2,200,000)	(2,200,000)
Amortization of goodwill for tax purposes	(2,748,000)	(2,310,000)
Beneficial conversion feature	(687,000)	(1,284,000)

Total deferred tax liabilities	(6,291,000)	(6,623,000)

Net deferred income tax liability	$(4,948,000)	$(4,510,000)

Deferred income tax assets (liabilities) of the Canadian operations are comprised of the following:

	2006	2005

Deferred income tax assets:
Fixed assets depreciation	$583,000	$617,000
Net loss carryforwards	67,000	384,000
Other	30,000	32,000
Capital loss carryforwards	4,901,000	4,928,000

Total deferred tax assets	5,581,000	5,961,000
Less: valuation allowance	(4,901,000)	(5,648,000)

Net deferred tax assets	$680,000	$313,000

Deferred income tax liabilities:
Amortizable intangible assets	$(267,000)	$(313,000)
Amortizable indefinite lived intangibles and goodwill	(632,000)	(558,000)

Total deferred income tax liability	(899,000)	(871,000)

Net deferred income tax liability	$(219,000)	$(558,000)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets (liabilities) are reflected in the balance sheet as follows:

Current deferred tax assets — Canada	$67,000	$—
Long term deferred tax liabilities — United States	(4,948,000)	(4,510,000)
Long term deferred tax liabilities — Canada	(286,000)	(558,000)

	$(5,167,000)	$(5,068,000)

At December 30, 2006 the Company had net operating loss carryforwards of approximately $75 million for U.S. Federal tax purposes, and approximately $281,000 of operating loss carryforwards in Canada. Included in the U.S. Federal tax net operating loss carryforwards are approximately $8,300,000 related to U.S. subsidiaries of Helix pre-combination whose annual utilization would be limited due to the ownership change of Helix in connection with the combination with the Company. Should tax benefits ever be realized from such Helix pre-combination net operating loss carryforwards, the valuation allowance would be reduced and the benefit would be recorded as a reduction of the goodwill resulting from the Helix combination.

The U.S. losses are available for carryforward for twenty year periods and expire in years through 2027. In reviewing its net loss carryforward situation in light of complying with FIN 48, the Company determined that a change in ownership for Section 382 purposes may have occurred during the years 2002 to 2006. A change in ownership could limit the annual utilization of the net loss carryforwards in the future. The Company is in the process of analyzing this potential change and determining the amount of limitation, if any. Any future significant changes in ownership of the Company may also limit the annual utilization of the net operating loss carryforwards.

In addition for Canadian purposes, the Company has capital loss carryforward which can only be utilized against gains from sales on capital assets. Since the Company does not anticipate any gains on sales of capital assets in the foreseeable future, a valuation allowance has been recorded at December 30, 2006 to offset the deferred tax asset from the capital loss carryforward.

As of December 30, 2006, the Company has determined that it is more likely than not that they will utilize the deferred tax assets in the Canadian jurisdiction other than the capital loss carryforward and have reversed the valuation allowance on all other deferred tax assets. Since the valuation allowance was originally established as part of the allocation of assets in the purchase of the Canadian subsidiary, the reversal of the valuation allowance decreases goodwill from that purchase.

For tax purposes generally goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15 year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes on loss from continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	2006	2005	2004
		As restated	As restated

Benefit at Federal statutory rate	$(612,000)	$(151,000)	$(751,000)
State income taxes, net of Federal income tax effect	(116,000)	(64,000)	(111,000)
Nondeductible expenses (nontaxable income)	(82,000)	(148,000)	29,000
Effect of foreign earnings	(12,000)	(9,000)	(9,000)
Change in valuation allowance	1,128,000	678,000	1,321,000
Recording deferred tax liability on goodwill	438,000	1,335,000	390,000
Other	(2,000)	118,000	(179,000)

Income tax expense	$742,000	$1,759,000	$690,000

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they are remitted as dividends, or are loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings in 2006, 2005 and 2004 were $1.2 million, $905,000 and $665,000, respectively.

The changes in the valuation allowance are as follows:

	2006	2005	2004
		As restated	As restated

Balance at beginning of the year	$33,412,000	$32,734,000	$31,413,000
Additions to valuation allowance	1,128,000	678,000	1,321,000

Balance at end of year	$34,540,000	$33,412,000	$32,734,000

16.	Commitments and Contingencies

The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $73,000, $56,900 and $67,800 for the years 2006, 2005 and 2004, respectively.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

17.	Quarterly Financial Data (Restated) (Unaudited) (See Note 2)

Year Ended	First	Second	Third	Fourth
December 30, 2006	Quarter	Quarter	Quarter	Quarter
	Restated	Restated	Restated

Net revenues	$21,657,314	$22,257,012	$22,041,520	$22,830,347
Operating costs and expenses	19,984,020	20,627,658	21,637,060	22,728,732

Income from operations	1,673,294	1,629,354	404,460	101,615

Net income (loss) applicable to common stockholders :
Original	$270,029	$185,858	$(1,509,843)	$(1,571,473)
Effect of adjustment for changes in income taxes	(229,060)	(285,671)	(172,034)	—

Restated	$40,969	$(99,813)	$(1,681,877)	$(1,571,473)

Net income (loss) from continuing operations, including dividends on preferred stock, applicable to common stockholders- basic:
Original	$0.01	$0.01	$(0.05)	$(0.05)

Restated	$0.00	$0.00	$(0.05)	$(0.05)

Net income (loss) from continuing operations, including dividends on preferred stock, applicable to common stockholders- diluted:
Original	$0.01	$0.00	$(0.05)	$(0.05)

Restated	$0.00	$0.00	$(0.05)	$(0.05)

Net income (loss) applicable to common stockholders per common share — basic:
Original	$0.01	$0.01	$(0.05)	$(0.05)

Restated	$0.00	$0.00	$(0.05)	$(0.05)

Net income (loss) applicable to common stockholders per common share — diluted:
Original	$0.01	$0.00	$(0.05)	$(0.05)

Restated	$0.00	$0.00	$(0.05)	$(0.05)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended	First	Second	Third	Fourth
December 31, 2005	Quarter	Quarter	Quarter	Quarter
	Restated	Restated	Restated	Restated

Net revenues	$19,030,585	$19,058,460	$19,615,555	$18,967,403
Operating costs and expenses	18,015,611	17,863,348	18,353,874	18,724,254

Income from operations	1,014,974	1,195,112	1,261,681	243,149

Net income (loss) applicable to common stockholders:
Original	$(445,068)	$154,076	$(164,453)	$(828,382)
Effect of adjustment for changes in income taxes	(199,441)	(1,160,615)	(142,786)	(178,306)

Restated	$(644,509)	$(1,006,539)	$(307,239)	$(1,006,688)

Net income (loss) from continuing operations, including dividends on preferred stock, applicable to common stockholders-basic and diluted:
Original	$(0.01)	$0.00	$(0.00)	$(0.03)

Restated	$(0.02)	$(0.04)	$(0.00)	$(0.03)

Net income (loss) applicable to common stockholders per common share-basic and diluted:
Original	$(0.01)	$0.00	$(0.00)	$(0.03)

Restated	$(0.02)	$(0.03)	$(0.01)	$(0.03)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended	First	Second	Third	Fourth
December 25, 2004	Quarter	Quarter	Quarter	Quarter
	Restated	Restated	Restated	Restated

Net revenues	$16,048,307	$17,190,923	$17,535,395	$17,974,917
Operating costs and expenses	16,228,093	16,713,585	16,316,981	17,152,503

Income from operations	(179,786)	477,338	1,218,414	822,414

Net loss applicable to common stockholders
Original	$(1,615,869)	$(948,008)	$(233,413)	$(669,371)
Effect of adjustment for changes in income taxes	(161,983)	(163,818)	(186,140)	(178,455)

Restated	$(1,777,852)	$(1,111,826)	$(419,553)	$(847,826)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders- basic and diluted:
Original	$(0.05)	$(0.03)	$(0.01)	$(0.02)

Restated	$(0.06)	$(0.04)	$(0.01)	$(0.01)

Net loss applicable to common stockholders per common share - basic and diluted:
Original	$(0.05)	$(0.03)	$(0.01)	$(0.02)

Restated	$(0.06)	$(0.04)	$(0.01)	$(0.03)

18.	Fair Value of Financial Instruments

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

At December 30, 2006 and December 31, 2005, the fair value of cash and cash equivalents, restricted cash, investment securities, accounts and notes receivable, accounts payable and accrued expenses approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt and debt-related derivative instruments is estimated based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The carrying amounts and related estimated fair values for the Company’s debt and debt-related derivative instruments are as follows:

	December 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value

Long-term debt	36,990,000	36,409,000	25,162,000	$24,974,000
Convertible subordinated notes	4,769,000	6,208,000	4,087,000	$7,273,000
Subordinated notes	2,788,000	3,290,000	3,679,000	$4,943,000

19.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. For benefits to be realized a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and its impact on our financial position, cash flows, and results of operations. The Company determined that a change in ownership for Internal Revenue Code (IRC) Section 382 purposes may have occurred during the years 2002 to 2006. Under Section IRC 382, a change in ownership could limit the annual amount of the net loss carryforwards available for utilization against taxable income in the future. The Company is in the process of analyzing this potential change and determining the amount of limitation, if any.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 17, 2007 and interim periods within those fiscal periods. We are currently evaluating the impact of adopting SFAS 157 but do not believe that the adoption of SFAS 157 will have any material impact on our financial position, cash flows, or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of prior Year Misstatements when Quantifying Misstatements in Current Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes an assessment from both an income statement and a balance sheet focus. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 and there has not been any impact on our consolidated financial position or results of operations as the result of this adoption.

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP No. EITF 00-19-2), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2, also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The FSP is effective immediately for registration payment arrangements entered into after modification of and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of its issuance. For registration payment arrangements and financial instruments subject to

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years,. The Company does not believe the adoption of this EITF will have a material effect on our consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

20.	Discontinued Operations

In June 2005, the Company sold the assets of a group of hearing care centers in the states of Minnesota, Washington and Wisconsin, including goodwill, customer list and selected assets with a net book value of approximately $735,000, for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $332,000. The Company received proceeds totaling approximately $786,000 in June 2005 and had an outstanding receivable of approximately $314,000 which was received in the third quarter of 2005.

The related operating results have been presented as discontinued operations and the consolidated financial statements have been reclassified to segregate the operating results for all periods presented. The operating expenses of these hearing care centers sold were reported under the center segment.

Net revenues, pre-tax net losses and net loss from discontinued operations applicable to common stockholders-basic and diluted of the discontinued operations for the years ended December 31, 2005 and December 25, 2004 were approximately as follows:

	2005	2004

Net revenues of discontinued operations	$1,825,000	$3,551,000

Pre-tax net losses of discontinued operations	$396,000	$551,000

Net loss from discontinued operations applicable to common stockholders-basis and diluted	$(0.00)	$(0.02)

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

21.	Segments

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

	Centers	E-commerce	Network	Corporate	Total

Hearing aids and other products revenues
2006	$82,769,000	$51,000	—	—	$82,820,000
2005	$71,365,000	$80,000	—	—	$71,445,000
2004	$63,149,000	$79,000	—	—	$63,228,000
Service revenues
2006	$4,371,000		$1,596,000		$5,967,000
2005	$3,805,000	—	$1,422,000	—	$5,227,000
2004	$4,413,000	—	$1,109,000	—	$5,522,000
Income (loss) from operations
2006	$17,233,000	$(188,000)	$966,000	$(14,202,000)	$3,809,000
2005	$15,221,000	$(105,000)	$549,000	$(11,950,000)	$3,715,000
2004	$12,310,000	$(27,000)	$447,000	$(10,392,000)	$2,338,000
2006
Depreciation and amortization	1,788,000	—	3,000	197,000	1,988,000
Total assets	66,362,000	—	971,000	15,943,000	83,276,000
Capital expenditures	667,000	—	—	533,000	1,200,000
2005 (As restated)
Depreciation and amortization	1,764,000	—	5,000	205,000	1,974,000
Total assets	52,181,000	—	1,131,000	17,732,000	71,044,000
Capital expenditures	970,000	—	—	228,000	1,198,000
2004 (As restated)
Depreciation and amortization	1,893,000	—	5,000	174,000	2,072,000
Total assets	49,593,000	—	1,722,000	10,459,000	61,774,000
Capital expenditures	318,000	—	3,000	62,000	383,000

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Hearing aids and other products revenues consisted of the following:

	2006	2005	2004

Hearing aid revenues	95.9%	95.5%	94.6%
Other products revenues	4.1%	4.5%	5.4%

Services revenues consisted of the following:

	2006	2005	2004

Hearing aid repairs	51.7%	53.4%	50.1%
Testing and other income	48.3%	46.6%	49.9%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	2006	2005	2004

General and administrative expense	$14,005,000	$11,745,000	$10,218,000
Depreciation and amortization	197,000	205,000	174,000

“Corporate” loss from operations	$14,202,000	$11,950,000	$10,392,000

Information concerning geographic areas:

As of and for the Years Ended December 30, 2006 and December 31, 2005

	United States	Canada	United States	Canada
	2006	2006	2005	2005
	$	$	$	$
			As restated	As restated

Hearing aid and other product revenues	73,542,000	9,278,000	63,500,000	7,945,000
Service revenues	5,539,000	428,000	4,835,000	392,000
Long-lived assets	58,071,000	11,451,000	44,218,000	10,171,000
Total assets	69,995,000	13,281,000	58,412,000	12,632,000

Net revenues by geographic area are allocated based on the location of the subsidiary operations.

22.	Liquidity

During 2006, the working capital deficit increased $11.4 million to $14.9 million as of December 30, 2006 from $3.5 million as of December 31, 2005. The increase in the deficit is attributable to approximately $9.2 million in additional cash used in investing and financing activities over cash generated from operating activities before the change in non-cash working capital items of approximately $2.1 million and an increase in current maturities of long-term debt, convertible subordinated notes and subordinated notes of approximately $5.4 million.

The working capital deficit of $14.9 million includes approximately $3.5 million representing the current maturities of the long-term debt to Siemens which may be repaid through preferred pricing reductions and approximately $2.5 million ($3.8 million in current maturities, net of $1.3 million of debt discount) related to the $7.5 million convertible subordinated notes that can be repaid by either cash or stock, at the option of the Company. The Company also drew down $5 million from its Siemens Tranche D Facility early in January 2007 for working capital purposes and repayment of certain debts. In 2006, the Company generated income from operations of approximately $3.8 million (including approximately $976,000 of non-cash employee stock-based compensation expense that did not exist in 2005 and approximately $815,000 of amortization of intangible assets) compared to $3.7 million (including

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

approximately $618,000 of amortization of intangibles) in 2005. Cash and cash equivalents as of December 30, 2006 were approximately $2.3 million.

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

HearUSA Inc.
Schedule II — Valuation and Qualifying Accounts — Restated

	Balance at			Balance at
	Beginning			End
	of Period	Additions	Deductions	of Period

December 30, 2006
Allowance for doubtful accounts	$413,386	$379,527	$(358,815)	$434,098
Allowance for sales returns(1)	$440,585	$96,945	$(94,165)	$443,365
Valuation allowance — US	$27,764,000	$1,875,000	$—	$29,639,000
Valuation allowance — foreign	$5,648,000	$—	$(747,000)	$4,901,000

December 31, 2005
Allowance for doubtful accounts	$373,583	$354,107	$(314,304)	$413,386
Allowance for sales returns(1)	$425,116	$17,287	$(1,818)	$440,585
Valuation allowance	$27,098,000	$666,000	$—	$27,764,000
Valuation allowance — foreign	$5,636,000	$12,000	$—	$5,648,000

December 25, 2004
Allowance for doubtful accounts	$490,881	$430,454	$(547,752)	$373,583
Allowance for sales returns	$445,147	$71,061	$(91,092)	$425,116
Valuation allowance	$25,909,000	$1,189,000	$—	$27,098,000
Valuation allowance — foreign	$5,502,000	$132,000	$—	$5,636,000

(1)	Allowance for sales returns is included in accounts payable on the Consolidated Balance Sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A.	Controls and Procedures

In connection with the preparation and filing of the Company’s annual report on Form 10-K, the Company’s management team, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 30, 2006. The term disclosure controls and procedures means the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. In connection with the preparation of the 2006 Form 10-K, errors in the Company’s accounting and disclosure of income taxes were identified. These errors relate particularly to deferred income tax calculation for the years 2002 to 2006 following the acquisition of Helix Hearing Care of America Corp, (see Note 2 — Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included herein). As a result of these errors, the Company determined that restatement of its consolidated financial statements was required and that certain material weaknesses existed. Based on their review, and in part as a result of the need for the restatement, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 30, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item for directors is set forth in the Company’s 2007 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

The information required by this Item for executive officers is set forth in Part I of this report under the heading “Executive Officers of the Company.”

Item 11.	Executive Compensation

The information required by this Item is set forth in the Company’s 2007 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the Company’s 2007 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 30, 2006:

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))
Equity compensation plans
approved by security holders	5,198,423	$1.32	132,500(1)
Equity compensation plans not
approved by security holders	225,000	$0.87	—
Total equity compensation
plans approved and not approved
by security holders	5,423,423	$131	132,500(1)

(1)	The plans authorize an annual increase in authorized shares equal to 10% of the number of shares authorized as of the prior year.

(2)	Consists of non-qualified options granted outside the Company’s 1987 Stock Option Plan and 1995 Flexible Stock Plan in 1996, 1999, 2001 and 2003 and non-employee director options granted under the Non-Employee Director Plan (see Note 12B) and outside of the Non- Employee Director Plan in 2003.

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

Other Non-plan Option Grants:

Options to purchase 100,000 shares of common stock were approved by the Board of Directors and granted to various employees and consultants in 1996, at exercise prices ranging from $0.77 to $20.00, which were equal to the closing prices of the Common Stock on the grant dates. These options are fully vested and have a ten-year life.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is set forth in the Company’s 2007 Proxy Statement under the heading “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 14.	Principal Accountants Fees and Services

The information required by this Item will appear under the heading “Independent Auditor’s Fees” in our Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

(i)	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005. Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and December 25, 2004.

(ii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004.

(iii)	Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and December 25, 2004.

(iv)	Notes to Consolidated Financial Statements

(2) Financial statement schedule:

Schedule II          Valuation and Qualifying Accounts

(3) Exhibits:

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).
3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).
4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).
4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.11to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement of Form S-18 (Reg. No. 33-17041-NY))#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Employment Agreement, dated August 31, 2005 with Dr. Paul A. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.5	Employment Agreement, dated August 31, 2005 with Stephen J. Hansbrough (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.6	Employment Agreement, dated August 31, 2005 with Gino Chouinard (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.7	Employment Agreement, dated August 31, 2005 with Ken Schofield (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.8	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#
10.9	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)
10.10	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.11	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.12	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)#
10.13	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).
10.14	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).
10.15	Purchase Agreement dated August 19, 2005 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).

10.16	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated August 19, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).
10.17	Asset Purchase Agreement dated June 15, 2005, between HearUSA, Inc. and Sonus-USA, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005).
10.18	Amended and Restated Security Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended April 1, 2006).
10.19	Amended and Restated Credit Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended April 1, 2006 ).
10.20	Amended and Restated Supply Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10Q for the period ended April 1, 2006).*
10.21	Amendment No. 1 to Amended and Restated Security Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc.
10.22	Second Amended and Restated Credit Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc.
10.23	Amended and Restated Supply Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc.*
10.24	Investor Rights Agreement by and among HearUSA, Inc. and Siemens Hearing Instruments, Inc. dated December 30, 2006
21	List of Subsidiaries
23	Consent of the Independent Public Accountants
31.1	CEO Certification, pursuant to Section 30 2of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.

*	Confidential treatment has been requested for portions of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date: April 6, 2007

By:	/s/ Stephen J. Hansbrough
     Stephen J. Hansbrough
     Chief Executive

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Brown Paul A. Brown, M.D.	Chairman of the Board and Director	April 6, 2007

/s/ Stephen J. Hansbrough Stephen J. Hansbrough	Chief Executive Officer and Director	April 6, 2007

/s/ Gino Chouinard Gino Chouinard	Chief Financial Officer	April 6, 2007

/s/ David J. McLachlan David J. McLachlan	Director	April 6, 2007

/s/ Thomas W. Archibald Thomas W. Archibald	Director	April 6, 2007

/s/ Joseph L. Gitterman IIII Joseph L. Gitterman III	Director	April 6, 2007

/s/ Michel Labadie Michel Labadie	Director	April 6, 2007

/s/ Bruce Bagni Bruce Bagni	Director	April 6, 2007