Form 10-Q
period 2007-03-31
HEARUSA INC
filed 2007-05-15
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
On May 4, 2007, 37,124,182 shares of the Registrant’s Common Stock and 760,461 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets March 31, 2007 and December 30, 2006	3

	Consolidated Statements of Operations Three months ended March 31, 2007 and April 1, 2006	4

	Consolidated Statements of Cash Flows Three months ended March 31, 2007 and April 1, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 6.	Exhibits	28

	Signatures	29

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 30,
	2007	2006
	(Dollars in thousands)
ASSETS (Note 3)

Current assets
Cash and cash equivalents	$4,965	$2,326
Accounts and notes receivable, less allowance for doubtful accounts of $411,681 and $434,098	7,219	7,591
Inventories	2,730	2,371
Prepaid expenses and other	1,263	1,400
Deferred tax asset	67	67

Total current assets	16,244	13,755
Property and equipment, net (Note 2)	3,901	3,878
Goodwill (Note 2)	52,989	50,970
Intangible assets, net (Note 2)	14,524	13,592
Deposits and other	758	876
Restricted cash and cash equivalents	209	205

Total Assets	$88,625	$83,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,507	$10,463
Accrued expenses	2,962	2,509
Accrued compensation	2,483	2,826
Current maturities of long-term debt	11,617	8,391
Current maturities of convertible subordinated notes, net of debt discount of $1,024,558 and $1,263,003	5,225	2,487
Current maturities of subordinated notes, net of debt discount of $348,199 and $452,228	1,412	1,308
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	478	633

Total current liabilities	33,718	28,651

Long-term debt (Notes 2 and 3)	31,744	28,599
Deferred income tax liability	5,385	5,234
Convertible subordinated notes, net of debt discount of nil and $217,923 (Note 4)	—	2,282
Subordinated notes, net of debt discount of $12,085 and $60,123 (Note 5)	1,088	1,480
Warrant liability (Note 5)	—	110

Total long-term liabilities	38,217	37,705

Commitments and contingencies	—	—

Stockholders’ equity (Note 6)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 32,048,500 and 32,029,750 shares issued	3,205	3,203
Stock subscription	(412)	(412)
Additional paid-in capital	124,220	123,972
Accumulated deficit	(110,116)	(109,521)
Accumulated other comprehensive income	2,278	2,163
Treasury stock, at cost:523,662 common shares	(2,485)	(2,485)

Total stockholders’ equity	16,690	16,920

Total Liabilities and Stockholders’ Equity	$88,625	$83,276

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
(unaudited)

	March 31,	April 1,
	2007	2006
	(Dollars in thousands,
	except per share amounts)

Net revenues
Hearing aids and other products	$21,972	$20,173
Services	1,614	1,484

Total net revenues	23,586	21,657

Operating costs and expenses
Hearing aids and other products (Note 3)	5,738	6,112
Services	476	373

Total cost of products sold and services	6,214	6,485
Center operating expenses	11,609	9,767
General and administrative expenses (Note 6)	3,632	3,239
Depreciation and amortization	489	492

Total operating costs and expenses	21,944	19,983

Income from operations	1,642	1,674
Non-operating income (expenses):
Gain from insurance proceeds	—	57
Interest income	47	22
Interest expense (Notes 2, 3, 4 and 5)	(1,680)	(1,410)

Income before income tax expense and minority interest in income of consolidated joint venture	9	343
Income tax expense	(147)	(267)
Minority interest in income of consolidated joint venture	(424)	—

Net income (loss)	(562)	76
Dividends on preferred stock	(33)	(35)

Net income (loss) applicable to common stockholders	$(595)	$41

Net income (loss) applicable to common stockholders per common share — basic and diluted	$(0.02)	$0.00

Weighted average number of shares of common stock outstanding — basic	32,272	32,160

Weighted average number of shares of common stock outstanding — diluted	32,272	38,825

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and April 1, 2006
(unaudited)

	March 31,	April 1,
	2007	2006

	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(562)	$76
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt discount amortization	614	726
Depreciation and amortization	489	492
Interest on Siemens Tranche C	—	296
Employee stock-based compensation	139	233
Provision for doubtful accounts	90	91
Deferred income tax expense	147	229
Consulting stock-based compensation	104	6
Loss on disposition of property and equipment	—	5
Principal payments on long-term debt made through rebate credits	(1,160)	(730)
Minority interest in income of consolidated subsidiary	424	—
Decrease in fair value of warrant liability	—	(172)
Other	(5)	(14)
(Increase) decrease in:
Accounts and notes receivable	295	637
Inventories	(357)	(464)
Prepaid expenses and other	151	109
Decrease in:
Accounts payable and accrued expenses	(520)	(517)
Accrued salaries and other compensation	(407)	(193)

Net cash provided by (used in) operating activities	(558)	810

Cash flows from investing activities
Purchase of property and equipment	(141)	(445)
Business acquisitions	(1,524)	(1,427)

Net cash used in investing activities	(1,665)	(1,872)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing cost of $17,000	6,531	—
Principal payments on long-term debt	(699)	(422)
Principal payments on convertible subordinated notes	—	(625)
Principal payments on subordinated notes	(440)	(440)
Proceeds from the exercise of employee options	13	—
Dividends paid on preferred stock	(35)	(35)
Distributions paid to minority interest	(579)	—

Net cash provided by (used in) financing activities	4,791	(1,522)

Effects of exchange rate changes on cash	72	(5)

Net increase (decrease) in cash and cash equivalents	2,640	(2,589)
Cash and cash equivalents at the beginning of period	2,325	6,707

Cash and cash equivalents at the end of period	$4,965	$4,118

Supplemental disclosure of cash flows information:
Cash paid for interest	$494	$434

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(1,160)	$(730)

Issuance of notes payable in exchange for business acquisitions	$1,549	$1,272

Issuance of capital lease in exchange for property and equipment	$112	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 30, 2006.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of March 31, 2007, the Company has a network of 167 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,600 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first quarter of 2007, the Company’s fifty percent owned joint venture; HEARx West generated net income of approximately $823,000. According to the Company’s agreement with the Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the joint venture since its inception and received 100% of the net income of the joint venture until the accumulated deficit was eliminated. The Company recorded a minority interest equal to 50% of the venture’s net income that exceeded the accumulated deficit, as an expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the first quarter of 2007 was approximately $424,000.
Net income (loss) applicable to common stockholders per common share
Net income (loss) applicable to common stockholders per common share is calculated in accordance with SFAS No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) applicable to common stockholders per common share — basic is based on the weighted average number of common shares outstanding during the year. Net Income applicable to common stockholders per common share — diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Common stock equivalent for convertible subordinated notes and preferred stock, outstanding options and warrants to purchase common stock of approximately 12.3 million were excluded from the computations of net loss applicable to common stockholders per common share — diluted for the quarter ended March 31, 2007 because the effect of their inclusion would be anti-dilutive.
For purposes of computing net income (loss) applicable to common stockholders per common share — basic and diluted, for the quarters ended March 31, 2007 and April 1, 2006, the weighted average number of shares of common stock outstanding includes the effect of the 760,461 and 780,358, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,	April 1,
Dollars in thousands	2007	2006

Net income (loss) for the period	$(562)	$76
Other comprehensive income (loss):
Foreign currency translation adjustments	115	(25)

Comprehensive income (loss) for the period	$(447)	$51

Reclassifications
Certain amounts in the 2006 consolidated financial statements have been reclassified in order to conform to the 2007 presentation.
2. Business Acquisitions
During 2007, the Company acquired the assets of three hearing care centers in New York, California and the Province of Ontario in three separate transactions. Consideration paid was cash of approximately $1.5 million and notes payable totaling approximately $1.5 million. The Company is in the process of recording the fair values of the assets acquired. Accordingly the following estimates may change. At this time these are management’s best estimates. The acquisitions resulted in additions to goodwill of approximately $1.9 million, fixed assets of approximately $71,000 and customer lists and non-compete agreements of approximately $1.1 million. The notes payable bear interest at 5% and are payable in quarterly installments varying from $18,000 to $272,000, plus accrued interest, through February 2011. In connection with these acquisitions, the Company drew approximately $1.5 million from its acquisition line of credit with Siemens.
The following unaudited pro forma information represents the results of operations for HearUSA, Inc. for the quarter ended March 31, 2007, as if the acquisitions had been consummated as of December 31, 2006. This pro forma information does not purport to be indicative of what may occur in future years.

Dollars in thousands, except per share amounts	March 31, 2007	April 1, 2006
Total revenue	$22,916	$22,905

Net loss applicable to common stockholders	$(407)	$121

Net loss applicable to common stockholders per share — basic and diluted	$(0.01)	$0.00

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
3. Long-term Debt (also see Notes 4 and 5)
Long-term debt consists of the following:

Dollars in thousands	March 31, 2007	December 30, 2006

Notes payable to Siemens
Tranche B	$3,940	$3,543
Tranche C	23,988	23,997
Tranche D	7,200	2,200

Total notes payable to Siemens	35,128	29,740
Notes payable from business acquisitions and others	8,233	7,250

Total debt	43,361	36,990
Less current maturities	11,617	8,391

Long-term debt	$31,744	$28,599

The approximate aggregate maturities on long-term debt obligations are as follows:

Dollars in thousands	Amount
2007	$11,617
2008	9,222
2009	5,399
2010	4,393
2011	3,666
Thereafter	10,206
Notes payable to Siemens
On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc.
Pursuant to these agreements, the parties have increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the closing date, Siemens agreed to transfer $2.2 million of accounts payable to the newly available credit and the Company drew down an additional $5 million in cash in January 2007.
The credit facility has been increased from $26 million to $50 million and its term extended to February 2013. The first $30 million of the line is structured in two tranches and all of it now bears interest at 9.5%. Tranche B is a revolver established to accommodate funding for acquisitions by the Company. The Company may borrow under Tranche B up to a $30 million limit, less any amounts then outstanding under Tranche C. At the time of the closing, there was outstanding under Tranche B approximately $3.5 million of principal and accrued interest. Required quarterly payments of principal corresponding to $65 per Siemens unit sold by the acquired centers plus imputed interest thereon under Tranche B are subject to rebate credits described below. Additional loans may be made to the Company under Tranche C for certain acquisitions, up to a $30 million limit, less any amounts then outstanding under Tranche B. On the closing date, there was outstanding under Tranche C a balance of approximately $24 million of principal and accrued interest. The Company must make quarterly installment payments on Tranche C of $730,000 of principal plus imputed interest thereon, which quarterly payments are also subject to rebate credits described below.
The required principal payments of Tranche B and Tranche C, with imputed interest, will continue to be eligible for repayment utilizing rebate credits on purchases of hearing aids from Siemens, provided that the Company meets the minimum purchase requirements under the Amended Supply Agreement. Siemens will also provide the Company with a minimum of an additional $1.25 million per annum of volume discounts under the Amended Supply Agreement, when certain volume tests are met, that can be

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
applied against the remaining principal balances of Tranches B and C through rebate credits. In the event that Tranche B and C are completely paid-off, the equivalent of the above rebate credits and additional volume discounts can be applied in reduction of Tranche D through rebate credits and in the event that all Tranches are completely paid-off, such rebate credits and volume discounts will be paid in cash to the Company.
The following table shows the rebate credits received from Siemens pursuant to the Amended Supply Agreement in 2007 and the Supply Agreement in 2006 and the application of such rebate credits against principal and interest payments on Tranches B and C during each of the periods ended:

Dollars in thousands	March 31, 2007	April 1, 2006

Portion applied against quarterly principal payments	$1,160	$730
Portion applied against quarterly interest payments	640	49

	$1,800	$779

The new $20 million Tranche D line of credit is a revolver bearing interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines.
The Amended Credit Agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. In addition, the Company must prepay approximately $4.2 million under the $20 million line of credit within the first six months of the agreement. The Company did not have any Excess Cash Flow (as defined) in 2006.
Under the terms of the Amended Credit Agreement, after a three-year waiting period Siemens has the right to convert approximately $21.2 million of the outstanding debt at $3.30 per share (representing approximately 6.5 million shares of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or certain principal prepayments by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.5 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility The investor rights agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to the Investor for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
This financing transaction was assessed under EITF 94-18, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements,” and determined to be a modification. In accordance with EITF 94-18, unamortized financing fees will be amortized over the extended life of the agreement.
This financing transaction is recorded in accordance with Emerging Issues Task Force Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, at the time of issuance assuming the most favorable conversion price at the closing date and no changes to the current circumstances except for the passage of time no beneficial conversion feature should be recognized at the date of closing for the entire amount of the available under the credit agreement ($50 million). However, each subsequent draw down would have to be analyzed regarding bifurcation and beneficial conversion feature and beneficial conversion features could be recorded in the future if the embedded feature is in the money as of the date of the future drawdown.
Notes payable from business acquisitions and other
Notes payable from business acquisitions totaling approximately $7.9 million at March 31, 2007 (see note 2) and approximately $7.0 million at December 30, 2006 are payable in monthly or quarterly installment varying from $8,000 to $272,000 over periods varying from 2 to 5 years and bear interest at rates varying from 5.0% to 6.5%. Other notes totaling approximately $331,000 at March 31, 2007 and approximately $226,000 at December 30, 2006, relating mostly to capital leases, are payable in monthly or quarterly installment varying from $1,000 to $3,000 over periods varying from 1 to 3 years and bear interest at rates varying from 9.1% to 12.8%.
4. Convertible Subordinated Notes
In December 2003, the Company completed a private placement of $7.5 million five-year convertible subordinated notes with warrants to purchase approximately 2.6 million shares of the Company’s common stock. The warrants to purchase 500,000 shares were exercisable after May 31, 2005 at $1.75 per share. The notes can be converted at $1.75 per share and the remaining warrants can be exercised at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bear interest at 11% annually for the first two years and then at 8% through the remainder of their term. The Company recorded a debt discount of approximately $7.5 million consisting of the intrinsic value of the beneficial conversion feature of approximately $4.5 million and the portion of the proceeds allocated to the warrants issued to the investors of approximately $3.0 million, using a Black-Scholes option pricing model, based on the relative fair values of the investor warrants and the notes. The debt discount is being amortized as interest expense over the five-year term of the note using the effective interest method. The notes are subordinate to the Siemens notes payable.
In addition to the 2.6 million investor warrants issued to the investors in the financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the investor warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 is being amortized as interest expense using the effective interest method over the five-year term of the notes.
During the first quarter of 2007 and 2006, approximately $606,000 and $703,000, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees and a debt discount amortization charge of approximately $457,000 and $480,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense totals approximately $1.0 million for the remainder of 2007.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
For the first two years of the notes’ term beginning on March 25, 2004, the Company made quarterly payments of interest only. On March 25, 2006, the Company began making twelve equal quarterly payments of principal plus interest. Payments of principal and interest may be made, at the Company’s option, in cash or with the Company’s common stock. If payments are made using the Company’s common stock, the shares to be issued would be computed at 90% of the average closing price for the 20 day trading period immediately preceding the payment date. Annual aggregate amount of maturities of such notes is $6.25 million for the reminder of 2007.
On September 25, 2006, December 25, 2006 and March 25, 2007, the Note holders agreed to delay the quarterly $625,000 principal and $126,389 accrued interest payments (approximately $260,000 of accrued interest was paid on January 10, 2007 to the note holders) due on these dates and signed a non-binding agreement to negotiate the conversion of the notes and the exercise of their warrants.
Subsequent to the end of the quarter, on April 9, 2007, the Company closed this transaction and holders of 14 of 15 outstanding units converted the balance of their notes, after a prepayment of approximately $409,000 by the Company, into approximately 3.1 million common shares and exercised their warrants, approximately 2.5 million warrants, for a consideration of approximately $1.7 million, or $0.70 per share. The Company also paid down $375,000 of the approximate $417,000 outstanding balance to the non-participating note holder on the closing date. This transaction will result in a non-cash charge of approximately $2.4 million due to the acceleration of the debt discount amortization for approximately $1.0 million and the reduction in the price of the warrants for approximately $1.4 million which will be recorded in the second quarter of 2007. At March 31, 2007, as a result of this transaction, the current maturities of such notes totaled $6.25 million, less unamortized debt discount and prepaid finder fees of approximately $1.0 million.
5. Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring on November 22, 2008. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date was $1.63 per share. The notes bear interest at 7% per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The notes are subordinate to the Siemens notes payable.
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method. In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three-year term of the notes. During the first quarter of 2007 and 2006, approximately $256,000 and $393,000 respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $157,000 and $246,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense in future years total approximately $519,000 for the remainder of 2007 and $192,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the retirement occurs.
At issuance, the Company agreed to register the common shares underlying the warrant shares and to maintain such registration during the three-year period ending September 2008 so that the warrant holders could sell their shares if the Note Warrants were exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three-year period

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
was recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black-Scholes option pricing model at issuance. Any gains or losses resulting from changes in fair value from period to period are recorded in interest expense. As the holders exercise their Note Warrants, the applicable portion of the liability will be reclassified to additional paid in capital. During the third quarter of 2006 the Company renegotiated its registration obligations with the Note Warrant holders to eliminate the penalty provisions of the registration rights agreement for failure to keep the registration active. Holders of eighty-six percent of the Note Warrants agreed to the changes. For those who agreed to the changes, the value of the Note Warrant was calculated at the date the amended registration rights agreement was signed and approximately $918,000 was reclassified from warrant liability to additional paid in capital. Effective January 1, 2007, under FSP EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies, the warrant liability balance of approximately $110,000 was reclassified to additional paid-in capital.
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is approximately $1.3 million for the remainder of 2007 and approximately $1.5 million in 2008.
6. Stock-based Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense total approximately $139,000 and $233,000 in the first quarter of 2007 and 2006, respectively. As of March 31, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Stock-based Payment Award Activity
The following table provides additional information regarding options outstanding and options that were exercisable as of March 31, 2007 (options and in the money values in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at December 30, 2006	5,318	$1.30
Granted	—	$—
Exercised	(19)	$0.67
Forfeited/expired/cancelled	(9)	$8.11

Outstanding at March 31, 2007	5,290	$1.30	6.61	$3,829

Exercisable at March 31, 2007	3,155	$1.35	5.96	$2,480

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2007.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the three months ended March 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2006	2,211	$1.25
Granted	—
Vested	(18)	$1.34
Forfeited unvested	(3)	$1.74

Non-vested at March 31, 2007	2,190	$1.24

7. Segments
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The following is the Company’s segment information:

Dollars in thousands	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
3 months ended March 31, 2007	$21,939	$33	—	—	$21,972
3 months ended April 1, 2006	$20,161	$12	—	—	$20,173

Service revenues
3 months ended March 31, 2007	$1,283	—	$331	—	$1,614
3 months ended April 1, 2006	$1,088	—	$396	—	$1,484

Income (loss) from operations
3 months ended March 31, 2007	$5,139	$(24)	$233	$(3,706)	$1,642
3 months ended April 1, 2006	$4,871	$(36)	$127	$(3,288)	$1,674

3 months ended March 31, 2007
Depreciation and amortization	$415	—	$—	$74	$489
Total assets	$69,765	—	$932	$17,928	$88,625
Capital expenditures	$42	—	—	$99	$141

3 months ended April 1, 2006
Depreciation and amortization	$442	—	$1	$49	$492
Total assets	$55,065	—	$1,105	$14,472	$70,642
Capital expenditures	$400	—	—	$45	$445
Hearing aids and other products revenues consisted of the following:

	Three months ended
	March 31,	April 1,
	2007	2006

Hearing aid revenues	95.4%	97.2%
Other products revenues	4.6%	2.8%
Services revenues consisted of the following:

	Three months ended
	March 31,	April 1,
	2007	2006

Hearing aid repairs	51.8%	54.7%
Testing and other income	48.2%	45.3%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Three months ended
	March 31,	April 1,
Dollars in thousands	2007	2006

General and administrative expense	$3,632	$3,239
Depreciation and amortization	$74	$49

Corporate loss from operations	$3,706	$3,288

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Information concerning geographic areas:
As of and for the quarters ended March 31, 2007 and April 1, 2006:

	United States	Canada	United States	Canada
In thousands of	2007	2007	2006	2006
dollars	$	$	$	$

Hearing aid and other products revenues	19,676	2,296	18,027	2,146
Service revenues	1,486	128	1,381	103
Long-lived assets	59,001	13,380	46,902	10,011
Total assets	72,946	15,679	58,166	12,476
8. Income Taxes
Uncertain Income Tax Positions
We file income tax returns in the U.S. federal jurisdiction, with various states and with various foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.
Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.
State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2003 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2003.
Foreign: We began foreign operations in 2002. We are subject to foreign tax examinations by tax authorities for all such years of operation.
As a result of our January 1, 2007 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $11 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. As of March 31, 2007, the total amount of gross unrecognized tax benefits was $11 million, and with no accrued interest and penalties on such unrecognized tax benefits.
The net unrecognized tax benefits, if recognized, would impact the effective tax rate as of December 30, 2006 and March 31, 2007, due to the effect of our full net deferred tax asset valuation allowance.
We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the remainder of 2007.
Other Income Tax Disclosures
Consistent with 2006, we anticipate recording a valuation allowance against all of our deferred tax assets during 2007 other than for the Canadian deferred tax benefits. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero.
Under Section 382 of the Internal Revenue Code, or Section 382, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of pre-Section 382 ownership change tax losses for federal income tax purposes would be limited to approximately $2 million per year. As a result, federal net operating losses may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes. A more detailed calculation will be prepared once we have taxable income reportable under federal and state laws.

9. Liquidity
The working capital deficit increased approximately $2.6 million to approximately $17.5 million as of March 31, 2007 from approximately $14.9 million as of December 30, 2006. The increase in the deficit is attributable to an increase of approximately $3.2 million in current maturities of long-term debt and an increase of approximately $2.7 million of current maturities of convertible subordinated notes, partially offset by an excess of cash provided by financing activities of approximately $3.1 million over cash used for investing activities.
The working capital deficit of approximately $17.5 million includes approximately $3.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits and approximately $5.2 million ($6.25 million in current maturities, net of approximately $1.0 million of debt discount) related to the 2003 convertible subordinated notes the majority of which were converted as part of the transaction with the note holders on April 9, 2007 (see note 4). In the first quarter of 2007, the Company generated income from operations of approximately $1.6 million compared to $1.7 million in the first quarter of 2006. Cash and cash equivalents as of March 31, 2007 were approximately $5.0 million.
Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $102 million to $107 million in 2007; expectation that in the remainder of 2007 the total cost of products sold before the Siemens rebate credits as a percent of total net revenues will be consistent with the first quarter of 2007; expectation that in the remainder of 2007 the Siemens rebate credit in absolute dollar will remain consistent with the first quarter of 2007; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of total net revenues and long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12%. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs, achieving revenue growth objectives for the year of 15% to 20%; achieving revenues target of $102 million to $107 million, total cost of products sold before Siemens rebate credits as a percentage of total net revenues remaining consistent with the first quarter of 2007; expectation that in the remainder of 2007 the Siemens rebate credits in absolute dollar will remain consistent with the first quarter of 2007; additional center operating expenses due to acquisitions remaining consistent with the current center operating as a percentage of total net revenues; and long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12% and those risks described in the Company’s annual report on Form 10-K for fiscal 2006 filed with the Securities and Exchange Commission.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
In the first quarter 2007, the Company continued to focus on its acquisition program and closed on three transactions involving three centers with aggregate annual estimated revenues of approximately $2.4 million. At the end of the quarter, we had four non-binding letters of intent to acquire four centers with aggregate annual estimated revenues of approximately $2.2 million. The average number of centers in the first quarter of 2007 was approximately 166, compared to approximately 135 in the same period of 2006.
RESULTS OF OPERATIONS
For the three months ended March 31, 2007 compared to the three months ended April 1, 2006
Revenues

Revenues (dollars in thousands)	2007	2006	Change	% Change

Hearing aids and other products	$21,972	$20,173	$1,799	8.9%
Services	1,614	1,484	130	8.8%

Total net revenues	$23,586	$21,657	$1,929	8.9%

	2007	2006	Change	% Change (3)

Revenues from centers acquired in 2006 (1)	3,254	—	3,254	15.0%

Revenues from centers acquired in 2007	238	—	238	1.1%

Total Revenues from acquired centers	3,492	—	3,492	16.1%

Revenues from comparable centers (2)	20,094	21,657	(1,563)	(7.2)%

Total net revenues	$23,586	$21,657	$1,929	8.9%

(1)	Represents that portion of revenues from the 2006 acquired centers recognized for those acquisitions that had less than one full quarter of revenues recorded in the first quarter 2006 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total first quarter 2006 net revenues.
The $1.9 million or 8.9% increase in net revenues over 2006 is a result of revenues from the centers acquired within the last twelve months which generated approximately $3.5 million in net revenues or 16.1% over the 2006 total net revenues, offset by a decrease in net revenues from comparable centers of approximately $1.6 million or 7.2% below the 2006 total net revenues. The decline in revenues from comparable centers in the first quarter when compared to the same period of 2006 is in part attributable to the timing of deliveries on undelivered orders, which were higher at the end of the first quarter of 2007, the delay of planned key marketing campaigns to the middle of the second quarter of 2007 and small declined in our average selling price. The comparable centers total net revenues also include an unfavorable impact of $36,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007. In the first quarter of 2007 there was a 15.0% increase in the number of hearing aids sold over the same period in 2006, which increase was partially offset by a 5.8% decrease in the average unit selling price. Service revenues increased approximately $130,000, which was in line with the overall increase in hearing aid revenues.
The increase in the number of units sold in 2007 is due to the additional number of centers in the first quarter of 2007 resulting from the acquisitions made within the last twelve months, which increased by 22% on average. The 5.8% reduction in the average selling price is mostly attributable to a different mix of products sold and promotions. When compared to the third and fourth quarter of 2006, however, the average selling price has increased as it is demonstrated by the improvement in the percentage of cost of products sold before the Siemens rebate credits from these periods to the first quarter of 2007 and as indicated in the following section.
Management’s objective for 2007 is to increase total net revenues by $15%-20% over fiscal 2006 or $102 million to $107 million through a combination of increase in comparable center revenues and acquisitions.
Cost of Products Sold and Services

Cost of products sold and services (dollars in thousands)	2007	2006	Change	%

Hearing aids and other products	$5,738	$6,112	$(374)	(6.1)%
Services	476	373	103	27.6%

Total cost of products sold and services	$6,214	$6,485	$(271)	(4.2)%

Percent of total net revenues	26.5%	29.9%	(3.6)%	(12.0)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Siemens rebate credits included above (dollars in thousands)	2007	2006	Change	%

Base required payments on Tranches A and C forgiven	$1,042	$730	$312	42.7%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	118	—	118	n/a
Interest expense on Tranches A, B and C forgiven	640	49	591	1206.1%

Total Siemens rebate credits	$1,800	$779	$1,021	131.1%

Percent of total net revenues	7.6%	3.6%	4.0%	111.1%

The decrease of total cost of products sold and services, as a percentage of total net revenues, is primarily due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006. The increase in the rebate credits from Siemens is due to the forgiveness of interest on Tranche B and Tranche C which did not exist in the first quarter of 2006, forgiveness of principal payment on Tranche B, as no amounts under that line were drawn before the end the first quarter of 2006 and the additional volume discounts achieved by the Company. Cost of products sold before the impact of the Siemens rebate credits, in percent of total net revenues, were 34.1% in the first quarter of 2007 compared to 33.5% in the first quarter of 2006. This increase is due to the decline in the average selling price from the same period of last year and a different mix of products sold.
When compared to the third and fourth quarter of 2006, however, the cost of products sold decreased from 35.9% and 35.5% in the third and fourth quarter of 2006, respectively, to 34.1% in the first quarter of 2007. This improvement was due to initiatives put in place during the fourth quarter of 2006 in order to improve our average selling price as well as the reduction in the number of Florida Medicaid units sold from these periods.
Management expects that the total cost of products sold and services, as a percentage of total net revenues, excluding the Siemens rebate credits, should remain constant as a percentage of total net revenues for the remainder of the year. The Siemens rebate credits, on their part, should also remain constant in absolute dollar.
Expenses

Operating expenses (dollars in thousands)	2007	2006	Change	%

Center operating expenses	$11,609	$9,767	$1,842	18.9%

Percent of total net revenues	49.2%	45.1%	4.3%	9.5%

General and administrative expenses	$3,632	$3,239	$393	12.1%

Percent of total net revenues	15.4%	15.0%	0.4%	2.6%

Depreciation and amortization	$489	$492	$(3)	(0.06)%

Percent of total net revenues	2.1%	2.3%	(0.2%)	(8.7%)

The increase in center operating expenses in 2007 is mainly attributable to additional expenses of approximately $1.6 million related to the centers acquired during the last twelve months. In addition, the increase relates to an increase in incentive compensation related to additional net revenues and increased wages due to normal merit increases, which was partially offset by reductions in the number of employees in comparable centers. The average cost per center in the first quarter of was approximately $70,000 in 2007 compared to approximately $73,000 in 2006 however, as a percent of total net revenues, center operating expenses increased from 45.1% in the first quarter of 2006 to 49.2% in the first quarter of 2007 mainly due to the decline in comparable center total net revenues. Center operating expenses related to centers acquired in the last twelve months, at 43.0% of related total net revenues, were in line with management expectations. Management expects that center operating expenses will increase in dollars during the remainder of 2007 due to additional centers acquired in the first quarter of 2007 as well as pending acquisitions, however, it is expected that these increases will be consistent with the current center operating expenses when looked at as a percent of total net revenues.
The increase in general and administrative expenses is primarily attributable to increases in wages due to normal merit increases, professional fees, consulting fees related to non-cash stock-based compensation expense, increases in property and business interruption and directors and officers insurance premiums and increases in occupancy expenses.
Depreciation and amortization expense in 2007 remained stable compared to the same period in 2006. Decreases as certain property and equipment become fully depreciated were offset by increases due to the acquisition of fixed assets and intangible assets during 2007. Depreciation was $309,000 in 2007 and $310,000 in 2006. Amortization expense was $179,000 in 2007 and $183,000 in 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.

Income from Operations
Income from operations decreased approximately $32,000 due to the increase in total net revenues of approximately $1.9 million and the decrease in total cost of products sold of approximately $271,000. These improvements were however offset by equivalent increases in the center operating expenses of approximately $1.8 million, of which approximately $1.6 million came from centers acquired during the last twelve months, and the general and administrative expenses of approximately $393,000.
In percentage of total net revenues, income from operations decreased form 7.7% in the first quarter of 2006, to 7.0% in the first quarter of 2007 mainly due to the decline in revenues from comparable centers. The benefit of reduction in cost of products sold, in percent of total net revenues, of 3.6 percentage points was more than offset by a total increase in center operating expenses and general and administrative expenses, as a percent of total net revenues, of 4.7 percentage points.
When compared to the entire year in 2006, income from operations, as a percentage of total net revenues, improved from 4.3% to 7.0%. Also when compared to the third and fourth quarter of 2006, the improvement is even more significant where the percentage were 1.8% and 0.4%, respectively. These improvements over preceding quarters are mostly attributable to the reduction in our cost of products sold, resulting on one part from initiatives implemented during the fourth quarter of 2006 to increase our average selling price and on the other part to the additional benefits from the new Siemens agreements signed on December 30, 2006, as indicated above.
Managements’ long-term objective is to reach an income from operations, in percent of total net revenues, of 10% to 12%.
Interest Expense

Interest expense (dollars in thousands)	2007	2006	Change	%

Notes payable from business acquisitions and others	$119	$34	$85	250.0%
Siemens Tranche C2 — Interest paid with monthly payments	—	126	(126)	(100.0%)
Siemens Tranches C1 and C3 — accrued interest added to loan balance	—	296	(296)	(100%)
Siemens Tranches A, B and C — interest forgiven	640	49	591	1,206.0%
Siemens Tranche D-paid monthly	59	—	59	n/a
2003 Convertible Subordinated Notes (1)	606	705	(99)	(14.0%)
2005 Subordinated Notes (2)	256	376	(120)	(31.9)%
Warrant liability change in value (3)	—	(176)	176	(100.0%)

Total interest expense	$1,680	$1,410	$270	19.1%

(1)	Includes $457,000 in 2007 and $480,000 in 2006 of non-cash debt discount amortization.

(2)	Includes $157,000 in 2007 and $246,000 in 2006 of non-cash debt discount amortization.

(3)	Relates to the change in value of the warrants related to the 2003 Subordinated Notes and is a non-cash item.
The increase in interest expense in 2007 is attributable to the additional interest on the new Siemens Tranche D with a balance of $7.2 million at the beginning of the year, which did not exist in 2006 and additional interest on the new promissory notes issued for business acquisitions during 2006, partially offset by reductions due to lower principal balances following the quarterly repayments made, as well as additional interest on Siemens Tranche C due to higher average balance in the first quarter of 2007 compared to 2006. 2006 also benefited from a reduction on interest due to reduction in value of the warrant liability which did not exist in 2007.
Income Taxes
The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be used. The deferred tax assets for Canadian tax purposes are recorded in reduction of the deferred income tax liability on the Company’s balance sheet and were approximately $680,000 at December 30, 2006.
During the quarter, the Company recorded a deferred tax expense of approximately $147,000 compared to approximately $229,000 in 2006 related to estimated taxable income generated by the Canadian operations during the quarter and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $77,000 is due to the estimated utilization of deferred tax benefit previously recorded as discussed above. The deferred income tax expense recorded of approximately $70,000 was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and that the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded for these two items as long as the Canadian operations generate taxable income and/or tax deductible goodwill exist for US tax purposes. Tax deductible goodwill with a balance of approximately $21.5 million at December 30, 2006 will continue to increase as we continue to purchase the assets of businesses.
Minority Interest
During the first quarter of 2007, HEARx West, the Company’s fifty percent owned joint venture; generated net income of approximately $823,000. The Company recorded a minority interest equal to 50% of the venture’s net income that exceeded the accumulated deficit, as an expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the first quarter of 2007 was approximately $424,000.
Net Loss Applicable to Common Stockholders
The increase in the net loss applicable to common stockholders of approximately $595,000 in the first quarter of 2007, or $0.02 per share, from a net income applicable to common stockholders of approximately $41,000 in the first quarter of 2006, or $0.00 per share, is mostly attributable to the increase in interest expense of approximately $270,000, due to the fact that 2006 benefited from a reduction in the warrant liability of approximately $172,000 and increase in the overall long-term debt balances, and the new minority interest charge of approximately $424,000, as explained above.
Included in the company’s first quarter 2007 results is approximately $606,000 of cash and non-cash interest expenses associated with $6.25 million of the 2003 convertible subordinated notes. These charges will be eliminated going forward as a result of the recently announced conversion of these notes and exercise of related warrants (see Note 4 — Convertible Subordinated Notes, Note to Consolidated Financial Statements included herein).
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
The credit facility has been increased from $26 million to $50 million and its term extended to February 2013. The first $30 million of the line is structured in two tranches and all of it now bears interest at 9.5%. Tranche B is a revolver established to accommodate funding for acquisitions by the Company. The

Company may borrow under Tranche B up to a $30 million limit, less any amounts then outstanding under Tranche C. At the time of the closing, there was outstanding under Tranche B approximately $3.5 million of principal and accrued interest. Required quarterly payments of principal and interest under Tranche B are subject to rebate credits described below. Additional loans may be made to the Company under Tranche C for certain acquisitions, up to a $30 million limit, less any amounts then outstanding under Tranche B. On the closing date, there was outstanding under Tranche C a balance of approximately $24 million of principal and accrued interest. The Company must make quarterly installment payments on Tranche C of $730,000 of principal plus imputed interest thereon, which quarterly payments are also subject to rebate credits as described below.
The required principal payments of Tranche B and Tranche C, with imputed interest, will continue to be eligible for repayment utilizing rebate credits on purchases of hearing aids from Siemens, provided that the Company meets the minimum purchase requirements under the Amended Supply Agreement. Siemens will also provide the Company with a minimum of an additional $1.25 million per annum of volume discounts under the Amended Supply Agreement, when certain volume tests are met, that can be applied against the remaining principal balances of Tranches B and C through rebate credits. In the event that Tranche B and C are completely paid-off, the equivalent of the above rebate credits and additional volume discounts can be applied in reduction of Tranche D through rebate credits and in the event that all Tranches are completely paid-off, such rebate credits and volume discounts will be paid in cash to the Company.
The new $20 million Tranche D line of credit is a revolver bearing interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines.
The Amended Credit Agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. In addition, The Company must prepay approximately $4.2 million under the $20 million line of credit within the first six months of the agreement. The Company did not have any Excess Cash Flow (as defined) in 2006.
Under the terms of the Amended Credit Agreement, after a three-year waiting period, Siemens has the right to convert approximately $21.2 million of the outstanding debt at $3.30 per share (representing approximately 6.5 million shares, of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or certain principal prepayments by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.5 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. The investor rights agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to the Investor for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement.
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
Working Capital
The working capital deficit increased approximately $2.6 million to approximately $17.5 million as of March 31, 2007 from approximately $14.9 million as of December 30, 2006. The increase in the deficit is attributable to an increase of approximately $3.2 million in current maturities of long-term debt and an increase of approximately $2.7 million of current maturities of convertible subordinated notes, partially offset by an excess of cash provided by financing activities of approximately $3.1 million over cash used for investing activities.
The working capital deficit of approximately $17.5 million includes approximately $3.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits and approximately $5.2 million ($6.25 million in current maturities, net of approximately $1.0 million of debt discount) related to the 2003 convertible subordinated notes the majority of which were converted as part of the transaction with the note holders on April 9, 2007 (see Note 4 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein). In the first quarter of 2007, the Company generated income from operations of approximately $1.6 million compared to $1.7 million in the first quarter of 2006. Cash and cash equivalents as of March 31, 2007 were approximately $5.0 million.
Cash Flows
Net cash used in operating activities in 2007 increased approximately $1.4 million compared to net cash provided by operating activities in 2006, mainly attributable to a decrease in cash provided by operating activities before changes in non-cash working capital items of approximately $1.0 million and approximately $410,000 of changes in non-cash working capital items due to lower decrease in accounts receivable related to the timing of collection of the Kaiser capitation payment and higher decrease in accrued salaries and other compensation related to the timing of payroll when such decreases are compared to the same period last year.
During 2007, cash of approximately $1.5 million was used to complete the acquisition of centers, an increase of approximately $200,000 over the $1.4 million spent on acquisitions in 2006. It is expected that additional funds will continue to be used for acquisitions during the remainder of 2007. The source of these funds is expected to be primarily the Siemens acquisition line of credit. Capital expenditures are expected to remain consistent for the remainder of 2007 and management intends to use capital lease financing when possible and cost effective.
In 2007, funds of approximately $1.1 million were used to repay long-term debt. This is a decrease of $348,000 from 2006 due to the quarterly principal payments of $625,000 on the convertible subordinated notes that began in 2006 being held in 2007 (see note 4 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) offset in part by increase in cash outflows relating to additional notes from business acquisitions. In 2007, proceeds of $5 million were received from the Siemens Tranche D and $1.5 million from the Siemens Tranches B and C used for acquisitions. The Company expects to continue to draw additional money from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its 2007 acquisitions. The Company also made a first distribution to minority interest related to its HEARx West joint venture with Kaiser in the amount of approximately $579,000. Such distribution did not exist in prior years.

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
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 31, 2007.

	Payments due by period (000’s)
		Less			More
		Than 1	1 — 3	4 — 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1)	43,361	11,617	10,903	7,807	13,034
Convertible subordinated notes (3)	6,250	6,250	—	—	—
Subordinated notes	2,860	1,760	1,100	—	—

Subtotal of obligations recorded on balance sheet	52,471	19,627	12,003	7,807	13,034

Interest to be paid on long-term debt (2)	1,669	636	886	147	—
Interest to be paid on convertible subordinated notes (3)	119	119	—	—	—
Interest to be paid on subordinated notes	164	144	20	—	—

Operating leases	18,462	4,134	8,686	3,921	1,721
Employment agreements	4,329	1,992	2,112	225	—
Purchase obligations	726	698	28	—	—

Total contractual cash obligations	77,940	27,350	23,735	12,100	14,755

(1)	Approximately $27.9 million can be repaid through rebate credits from Siemens, including $4.8 million in less than 1 year and $9.5 in years 1-3, $9.5 in years 4-5 and $4.1 in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through rebate credits from Siemens pursuant to the December 30, 2006 Second Amended and Restated Credit Agreement. Interest repaid through rebate credits was $640,000 in the first quarter of 2007. (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	When due these notes and corresponding interest can be repaid at the option of the Company in common stock.
CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $16,000.
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

RECENT ACCOUNTING PRONOUNCEMENT
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 17, 2007 and interim periods within those fiscal periods. We are required to adopt SFAS in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 but do not believe that the adoption of SFAS 157 will have any material impact on our financial position, cash flows, or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS in the first quarter of 2008.
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

	Variable Rate	Fixed Rate				Total
	9.5%	5% note	8%	7%
	due January	Due January	due November	Due August
	2013	2013	2008	2008	Other
	$		$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)
2007	(3,413)	(4,200)	(6,250)	(1,320)	(2,862)	(18,045)
2008	(3,577)	(3,000)	—	(1,540)	(2,645)	(10,762)
2009	(3,577)	—	—	—	(1,822)	(5,399)
2010	(3,577)	—	—	—	(816)	(4,393)
2011	(3,577)	—	—	—	(89)	(3,666)
2012	(10,206)	—	—	—	—	(10,206)
2013

Total	(27,927)	(7,200)	(6,250)	(2,860)	(8,234)	(52,471)

Estimated fair value	(27,540)	(4,200)	(6,208)	(3,290)	(6,669)	(47,907)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2007. Management reviewed in particular the Company’s procedures relating to the accounting treatment and disclosures of the subsequent recognition of deductible temporary differences and net operating loss carryfowards relating to the acquisition of Helix. In light of the restatement necessitated by the error in the accounting treatment and disclosures of the subsequent recognition of deductible temporary differences and net operating loss carryfowards relating to the acquisition of Helix (which restatement was included in a Form 10-K filed with the Securities and Exchange Commission on April 6, 2007), the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective. The Company has taken steps to remediate any deficiencies in its disclosure controls and procedures, especially as they may relate to the accounting for income taxes and other related matters by hiring outside firms to assist in the preparation and review of its tax provision calculation and disclosure and to assist in the accounting treatment of complex transactions.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HearUSA Inc. (Registrant)

May 15, 2007
/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chief Executive Officer HearUSA, Inc.

/s/ Gino Chouinard
Gino Chouinard
Chief Financial Officer HearUSA, Inc.