Form 10-Q
period 2007-06-30
HEARUSA INC
filed 2007-08-13
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
On July 27, 2007, 37,189,957 shares of the Registrant’s Common Stock and 760,461 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30,	December 30,
	2007	2006
	(Dollars in thousands)
ASSETS (Note 3)
Current assets
Cash and cash equivalents	$3,210	$2,326
Accounts and notes receivable, less allowance for doubtful accounts of $426,469 and $434,098	7,551	7,591
Inventories	2,460	2,371
Prepaid expenses and other	1,822	1,400
Deferred tax asset	73	67

Total current assets	15,116	13,755
Property and equipment, net (Note 2)	4,096	3,878
Goodwill (Note 2)	54,726	50,970
Intangible assets, net (Note 2)	14,919	13,592
Deposits and other	710	876
Restricted cash and cash equivalents	209	205

Total Assets	$89,776	$83,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,874	$10,463
Accrued expenses	3,480	2,509
Accrued compensation	2,926	2,826
Current maturities of long-term debt	11,688	8,391
Current maturities of convertible subordinated notes, net of debt discount of $1,263,003 in 2006	—	2,487
Current maturities of subordinated notes, net of debt discount of $234,223 and $452,228	1,526	1,308
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	737	633

Total current liabilities	29,265	28,651

Long-term debt (Notes 2 and 3)	31,157	28,599
Deferred income taxes	5,624	5,234
Convertible subordinated notes, net of debt discount of $217,923 in 2006 (Note 4)	—	2,282
Subordinated notes, net of debt discount of $60,123 in 2006 (Note 5)	660	1,480
Warrant liability (Note 5)	—	110

Total long-term liabilities	37,441	37,705

Commitments and contingencies	—	—

Stockholders’ equity (Note 6 and 7)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 37,710,000 and 32,029,750 shares issued	3,771	3,203
Stock subscription	(412)	(412)
Additional paid-in capital	132,394	123,972
Accumulated deficit	(113,458)	(109,521)
Accumulated other comprehensive income	3,260	2,163
Treasury stock, at cost:523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	23,070	16,920

Total Liabilities and Stockholders’ Equity	$89,776	$83,276

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six Months Ended June 30, 2007 and July 1, 2006
(unaudited)

	June 30,	July 1,
	2007	2006
	(Dollars in thousands, except per
	share amounts)
Net revenues
Hearing aids and other products	$45,107	$41,032
Services	3,367	2,877

Total net revenues	48,474	43,909

Operating costs and expenses
Hearing aids and other products (Note 3)	11,789	12,189
Services	1,032	787

Total cost of products sold and services	12,821	12,976
Center operating expenses	24,742	20,065
General and administrative expenses (Notes 1 and 7)	7,425	6,588
Depreciation and amortization	1,025	980

Total operating costs and expenses	46,013	40,609

Income from operations	2,461	3,300
Non-operating income (expenses):
Gain from insurance proceeds	—	57
Interest income	84	91
Interest expense (Notes 2, 3, 4 and 5)	(5,377)	(2,798)

Income (loss) before income tax expense and minority interest in income of consolidated joint venture	(2,832)	650
Income tax expense	(352)	(577)
Minority interest in income of consolidated joint venture	(683)	(62)

Net income (loss)	(3,867)	11
Dividends on preferred stock	(70)	(70)

Net loss applicable to common stockholders	$(3,937)	$(59)

Net loss applicable to common stockholders per common share – basic and diluted	$(0.11)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	34,815	32,188

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended June 30, 2007 and July 1, 2006
(unaudited)

	June 30,	July 1,
	2007	2006
	(Dollars in thousands, except per
	share amounts)
Net revenues
Hearing aids and other products	$23,166	$20,838
Services	1,754	1,419

Total net revenues	24,920	22,257

Operating costs and expenses
Hearing aids and other products (Note 3)	6,062	6,076
Services	556	414

Total cost of products sold and services	6,618	6,490
Center operating expenses	13,143	10,301
General and administrative expenses (Notes 1 and 7)	3,813	3,349
Depreciation and amortization	536	488

Total operating costs and expenses	24,110	20,628

Income from operations	810	1,629
Non-operating income (expenses):
Interest income	37	52
Interest expense (Notes 2, 3, 4 and 5)	(3,697)	(1,371)

Income (loss) before income tax expense and minority interest in income of consolidated joint venture	(2,850)	310
Income tax expense	(206)	(313)
Minority interest in income of consolidated joint venture	(259)	(62)

Net loss	(3,315)	(65)
Dividends on preferred stock	(36)	(35)

Net loss applicable to common stockholders	$(3,351)	$(100)

Net loss applicable to common stockholders per common share – basic and diluted	$(0.09)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	37,358	32,216

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and July 1, 2006
(unaudited)

	June 30,	July 1,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(3,867)	$11
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Debt discount amortization	1,783	1,380
Interest on reduction of warrant exercise price	1,371	—
Depreciation and amortization	1,025	980
Interest on Siemens Tranche C	—	620
Employee stock-based compensation	278	474
Provision for doubtful accounts	205	174
Deferred income tax expense	352	515
Consulting stock-based compensation	115	13
Loss on disposition of property and equipment	—	9
Principal payments on long-term debt made through rebate credits	(2,343)	(1,473)
Minority interest in income of consolidated joint venture	683	62
Decrease in fair value of warrant liability	—	(317)
Other	(5)	(14)
(Increase) decrease in:
Accounts and notes receivable	(51)	134
Inventories	(78)	(1,208)
Prepaid expenses and other	(361)	(4)
Increase (decrease) in:
Accounts payable and accrued expenses	(866)	272
Accrued salaries and other compensation	89	24

Net cash provided by (used in) operating activities	(1,670)	1,652

Cash flows from investing activities
Purchase of property and equipment	(154)	(564)
Business acquisitions	(2,392)	(4,910)

Net cash used in investing activities	(2,546)	(5,474)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing cost	7,231	3,165
Principal payments on long-term debt	(1,629)	(1,445)
Principal payments on convertible subordinated notes	(784)	(1,250)
Principal payments on subordinated notes	(880)	(880)
Proceeds from the exercise of warrants	1,734	—
Proceeds from the exercise of employee options	17	—
Dividends paid on preferred stock	(70)	(70)
Distributions paid to minority interest	(579)	—

Net cash provided by (used in) financing activities	5,040	(480)

Effects of exchange rate changes on cash	60	(20)

Net increase (decrease) in cash and cash equivalents	884	(4,322)
Cash and cash equivalents at the beginning of period	2,326	6,707

Cash and cash equivalents at the end of period	$3,210	$2,385

Supplemental disclosure of cash flows information:
Cash paid for interest	$853	$773

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(2,343)	$(1,473)

Issuance of notes payable in exchange for business acquisitions	$2,280	$4,640

Issuance of capital lease in exchange for property and equipment	$328	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and the six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 30, 2006.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of June 30, 2007, the Company has a network of 168 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,600 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first six months of 2007, the Company’s 50% owned joint venture HEARx West generated net income of approximately $1.4 million. According to the Company’s agreement with its joint venture partner, The Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the joint venture since its inception and then received 100% of the net income of the joint venture until the accumulated deficit was eliminated which was completely eliminated at the end of the second quarter of 2006. The Company now records 50% of the venture’s net income as minority interest in income of consolidated subsidiary in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. Such amount for the first six months of 2007 was approximately $683,000, compared to $62,000 in the first six months of 2006.
Net income (loss) applicable to common stockholders per common share
Net income (loss) applicable to common stockholders per common share is calculated in accordance with SFAS No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) applicable to common stockholders per common share – basic is based on the weighted average number of common shares outstanding during the year. Net Income applicable to common stockholders per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Common stock equivalent for convertible subordinated notes, outstanding options and warrants to purchase common stock of approximately 8.8 million and 8.9 million were excluded from the computations of net loss applicable to common stockholders per common share — diluted for the six month period ended June 30, 2007 and July 1, 2006 and quarter ended June 30, 2007 and July 1, 2006, respectively, because the effect of their inclusion would be anti-dilutive.

HearUSA, Inc
Notes to Consolidated Financial Statements
For purposes of computing net income (loss) applicable to common stockholders per common share – basic and diluted, for the six months and the three months ended June 30, 2007 and July 1, 2006, the weighted average number of shares of common stock outstanding includes the effect of the 760,461 and 767,358, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
Dollars in thousands	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income (loss) for the period	$(3,867)	$11	$(3,315)	$(65)
Other comprehensive income:
Foreign currency translation adjustments	1,097	429	981	454

Comprehensive income (loss) for the period	$(2,770)	$440	$(2,334)	$389

Reclassifications
Certain amounts in the 2006 consolidated financial statements have been reclassified in order to conform to the 2007 presentation.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” (SFAS 159), which permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted provided that SFAS 157 is concurrently adopted. We do not expect SFAS 159 to have an impact on our financial statements.
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated results of operations and financial condition.
2. Business Acquisitions
During the first six months of 2007, the Company acquired the assets of six hearing care centers in New York, Missouri, Michigan, Florida, California and the Province of Ontario in six separate transactions. Consideration paid was cash of approximately $2.3 million and notes payable totaling approximately $2.2 million. The Company is in the process of recording the fair values of the assets acquired. Accordingly the following estimates may change. At this time these are management’s best estimates. The acquisitions resulted in additions to goodwill of approximately $2.9 million, fixed assets of approximately $116,000 and customer lists and non-compete agreements of approximately $1.5 million. The notes payable bear interest varying from 5% to 6% and are payable in quarterly installments varying from $18,000 to $256,000, plus accrued interest, through June 2011. In connection with these acquisitions, the Company drew approximately $2.2 million from its acquisition line of credit with Siemens.

HearUSA, Inc
Notes to Consolidated Financial Statements
The following unaudited pro forma information represents the results of operations for HearUSA, Inc. for the six and three months ended June 30, 2007, as if the acquisitions had been consummated as of December 31, 2006. This pro forma information does not purport to be indicative of what may occur in future years.

	Six Months Ended	Three Months Ended
Dollars in thousands, except per share amounts	June 30, 2007	June 30, 2007

Total revenue	$49,562	$25,217

Net loss applicable to common stockholders	$(3,303)	$(3,823)

Net loss applicable to common stockholders per share – basic and diluted	$(0.10)	$(0.10)

3. Long-term Debt (also see Notes 4 and 5)
Long-term debt consists of the following:

	June 30,	December 30,
Dollars in thousands	2007	2006

Notes payable to Siemens
Tranche B	$4,123	$3,543
Tranche C	23,323	23,997
Tranche D	7,200	2,200

Total notes payable to Siemens	34,646	29,740
Notes payable from business acquisitions and others	8,199	7,250

Total debt	42,845	36,990
Less current maturities	11,688	8,391

Long-term debt	$31,157	$28,599

The approximate aggregate maturities on long-term debt obligations are as follows:

Dollars in thousands	Amount
2007 (remainder)	$9,501
2008	6,660
2009	5,719
2010	4,566
2011	3,754
Thereafter	12,645
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

HearUSA, Inc
Notes to Consolidated Financial Statements
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
The following table shows the rebate credits received from Siemens pursuant to the Amended Supply Agreement in 2007 and the Supply Agreement in 2006 and the application of such rebate credits against principal and interest payments on Tranches B and C during each of the periods ended:

	Six months ended		Three months ended
Dollars in thousands	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Portion applied against quarterly principal payments	$2,343	$1,473	$1,183	$743
Portion applied against quarterly interest payments	1,313	110	672	63

	$3,656	$1,583	$1,855	$806

The new $20 million Tranche line of credit is a revolver bearing interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines.
The Amended Credit Agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2006. In addition, the Company must prepay approximately $4.2 million under the $20 million line of credit within the first six months of the agreement. On July 24, 2007, the parties amended the agreement to extend the payment date for of this amount to September 24, 2007.
Under the terms of the Amended Credit Agreement, after a three-year waiting period Siemens has the right to convert approximately $21.2 million of the outstanding debt at $3.30 per share (representing approximately 6.4 million shares or 19.99% of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or failure of HearUSA to make the required principal prepayments. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility This agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to Siemens for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement. On June 30, 2007, the Company filed the required Form S-3 Form to register the shares for resale and is now in the process of this registration.
In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving an entity in the hearing aid industry.
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
Notes payable from business acquisitions and other
Notes payable from business acquisitions totaling approximately $7.7 million at June 30, 2007 (see note 2) and approximately $7.0 million at December 30, 2006 are payable in monthly or quarterly installment varying from $8,000 to $255,000 over periods varying from 2 to 5 years and bear interest at rates varying from 5.0% to 7.0%. Other notes totaling approximately $526,000 at June 30, 2007 and approximately $226,000 at December 30, 2006, relating mostly to capital leases, are payable in monthly or quarterly installment varying from $1,000 to $10,000 over periods varying from 1 to 3 years and bear interest at rates varying from 9.1% to 12.8%.
4. Convertible Subordinated Notes
On April 9, 2007, the Company and holders of 14 of 15 outstanding units converted the balance of their notes, after a prepayment of approximately $409,000 by the Company, into approximately 3.1 million common shares and exercised their approximate 2.5 million warrants for a consideration of approximately $1.7 million, or $0.70 per share. The Company also paid down $375,000 of the approximate $417,000 outstanding balance to the non-participating note holder on the closing date. This transaction resulted in a non-cash charge of approximately $2.6 million due to the acceleration of the remaining balance of the debt discount amortization for approximately $1.2 million and the reduction in the price of the warrants for approximately $1.4 million recorded in the second quarter of 2007. The remaining principal balance of approximately $42,000 owed to the non-participating note holder was converted to common stock in June 2007.
During the first six months of 2007 and 2006, approximately $3.2 million and $1.3 million, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees, a debt discount amortization charge and deemed dividend related to the reduction in the price of the warrants of approximately $3.0 million (including the $2.6 million charge indicated above related to the conversion and exercise of warrants) and non-cash prepaid finder fees and a debt discount amortization of $911,000, respectively.
These convertible subordinated notes were issued in December 2003 through a private placement of $7.5 million and included warrants to purchase approximately 2.6 million shares of the Company’s common stock. The notes were convertible at $1.75 per share and the remaining warrants could be exercised at $1.75 per share. The quoted closing market price of the Company’s common stock on the commitment date was $2.37 per share. The notes bore interest at 11% annually for the first two years and then at 8% through the remainder of their term. The Company recorded a debt discount of approximately $7.5 million consisting of the intrinsic value of the beneficial conversion feature of approximately $4.5 million and the portion of the proceeds allocated to the warrants issued to the investors of approximately $3.0 million, using a Black-Scholes option pricing model, based on the relative fair values of the investor warrants and the notes. The debt discount was being amortized as interest expense over the five-year term of the note using the effective interest method. The notes were subordinate to the Siemens notes payable.

HearUSA, Inc
Notes to Consolidated Financial Statements
In addition to the 2.6 million investor warrants issued to the investors in the financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the investor warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 was being amortized as interest expense using the effective interest method over the five-year term of the notes.
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
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method. In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three-year term of the notes. During the first six months of 2007 and 2006, approximately $479,000 and $752,000 respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $292,000 and $469,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense in future years total approximately $312,000 for the remainder of 2007 and $192,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the debt discount and prepaid financing fees in the period in which the retirement occurs.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is approximately $880,000 for the remainder of 2007 and approximately $1.5 million in 2008.
6. Stockholders’ Equity
Common stock
During the six months ended June 30, 2007, approximately 2.5 million warrants were exercised at an exercise price of $.0.70, approximately 3.2 million shares of common stock were issued in connection with the conversion of the 2003 Convertible Subordinated Notes and employee stock options for 25,000 shares of common stock were exercised.
7. Stock-based Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense total approximately $278,000 and $474,000 in the first six months of 2007 and 2006, respectively. As of June 30, 2007, there was approximately $725,000 of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years.
Stock-based Payment Award Activity
The following table provides additional information regarding options outstanding and options that were exercisable as of June 30, 2007 (options and in the money values in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at December 30, 2006	5,318	$1.30
Granted	—	$—
Exercised	(25)	$0.67
Forfeited/expired/cancelled	(38)	$7.11

Outstanding at June 30, 2007	5,255	$1.26	6.40	$2,894

Exercisable June 30, 2007	3,563	$1.19	5.84	$2,411

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2007.

HearUSA, Inc
Notes to Consolidated Financial Statements
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 30, 2006	2,211	$1.25
Granted	—
Vested	(515)	$1.19
Forfeited unvested	(3)	$1.74

Non-vested at June 30, 2007	1,693	$1.26

9. Segments
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
The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total
For the six months ended:
Hearing aids and other products revenues
June 30, 2007	$45,047	$60	—	—	$45,107
July 1, 2006	$41,014	$18	—	—	$41,032

Service revenues
June 30, 2007	$2,590	—	$777	—	$3,367
July 1, 2006	$2,121	—	$756	—	$2,877

Income (loss) from operations
June 30, 2007	$9,567	$(54)	$543	$(7,595)	$2,461
July 1, 2006	$9,695	$(99)	$392	$(6,688)	$3,300

As of and for the six months ended:
June 30, 2007
Depreciation and amortization	$853	—	$1	$171	$1,025
Total assets	$71,811	—	$936	$17,029	$89,776
Capital expenditures	$108	—	—	$86	$194

July 1, 2006
Depreciation and amortization	$878	—	$2	$100	$980
Total assets	$61,573	—	$1,105	$14,461	$77,139
Capital expenditures	$476	—	—	$88	$564

HearUSA, Inc
Notes to Consolidated Financial Statements
Hearing aids and other products revenues as a percentage consisted of the following:

	Six months ended
	2007	2006

Hearing aid revenues	95.4%	96.0%
Other products revenues	4.6%	4.0%
Services revenues as a percentage consisted of the following:

	Six months ended
	2007	2006

Hearing aid repairs	49.2%	51.7%
Testing and other income	50.8%	48.3%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Six months ended
	2007	2006

General and administrative expenses	$(7,424)	$(6,588)
Deprecation and amortization	$(171)	$(100)

Corporate loss from operations	$(7,595)	$(6,688)

Information concerning geographic areas:
As of and for the six months ended June 30, 2007 and July 1, 2006:

	United States	Canada	United States	Canada
	2007	2007	2006	2006
	$	$	$	$

Hearing aid and other product revenues	39,641	5,466	36,373	4,659
Service revenues	3,103	264	2,669	209
Long-lived assets	60,195	14,465	52,396	11,464

Total assets	72,954	16,822	63,472	13,667

10. Income Taxes
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

HearUSA, Inc
Notes to Consolidated Financial Statements
Foreign: We began foreign operations in 2002. We are subject to foreign tax examinations by tax authorities for all such years of operation.
As a result of our January 1, 2007 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $11 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. As of June 30, 2007, the total amount of gross unrecognized tax benefits was $11 million, with no accrued interest and penalties on such unrecognized tax benefits.
The net unrecognized tax benefits, if recognized, would impact the effective tax rate as of December 30, 2006 and June 30, 2007, due to the effect of our full net deferred tax asset valuation allowance.
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

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $102 million to $107 million in 2007; expectations that the negative trend in average selling prices and comparable center revenues will not continue for the remainder of the year, that the new Coach Shula TV campaign will start showing benefits in the third and fourth quarter of 2007 to return to historical marketing cost levels, for the balance of the year, the new compensation program should have a positive impact on the Company’s average unit selling price and that the Company will continue to see increase in revenues from the centers acquired within the last twelve months; expectation that in the remainder of 2007 the total cost of products sold before the Siemens rebate credits as a percent of total net revenues will be consistent with the first six months of 2007; expectation that in the remainder of 2007 the Siemens rebate credit in absolute dollar will remain consistent with the first six months of 2007; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of total net revenues, expectations that the general and administrative expenses for the reminder of the year to be consistent with the first half of the year when looked at in dollars; expectation to achieve the long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12%. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, and those risks described in the Company’s annual report on Form 10-K for fiscal 2006 filed with the Securities and Exchange Commission.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
In the first six months of 2007, the Company continued to focus on its acquisition program and closed on six transactions involving six centers with aggregate annual estimated revenues of approximately $4.1 million. At the time of this filing, two additional transactions involving four centers with aggregate annual estimated revenues of approximately $1.7 million were closed and we had non-binding letters of intent to acquire six centers with aggregate annual estimated revenues of approximately $5.0 million. The average number of centers in the first six months 2007 was approximately 168, compared to approximately 139 in the same period of 2006.
Included in the $3.4 million loss applicable to common stockholder in the second quarter of 2007 are $2.6 million of cash and non-cash interest expenses associated with the 2003 Convertible Subordinated Notes (see Note 4 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein), which were all converted or paid off by the end of the second quarter of 2007, as well as additional marketing costs related to the new TV and Don Shula campaigns of approximately $668,000. The signing of Don Shula delayed the launch of the TV campaign from the first quarter of 2007 to the middle of the second quarter of 2007. As a result, the Company expects to realize the benefits in the third and fourth quarters of 2007, as well as returning to historical marketing cost levels for the balance of the year. Also the Company incurred additional one-time professional fees of approximately $232,000 related to the restatement of prior years financial statements. Included in the $3.9 million of the first six months of 2007 are approximately $3.2 million of charges related to the 2003 Convertible Subordinated Notes as well as the additional marketing and restatement costs discussed above totaling approximately $900,000.

RESULTS OF OPERATIONS
For the three months ended June 30, 2007 compared to the three months ended July 1, 2006
Revenues

Revenues (dollars in thousands)	2007	2006	Change	% Change

Hearing aids and other products	$23,166	$20,838	$2,328	11.2%
Services	1,754	1,419	335	23.6%

Total net revenues	$24,920	$22,257	$2,663	12.0%

	2007	2006	Change	% Change (3)

Revenues from centers acquired in 2006 (1)	$3,054	$—	$3,054	13.7%

Revenues from centers acquired in 2007	686	—	686	3.1%

Total Revenues from acquired centers	$3,740	$—	$3,740	16.8%

Revenues from comparable centers (2)	$21,180	$22,257	$(1,077)	(4.8)%

Total net revenues	$24,920	$22,257	$2,663	12.0%

(1)	Represents that portion of revenues from the 2006 acquired centers recognized for those acquisitions that had less than one full quarter of revenues recorded in the second quarter 2006 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total second quarter 2006 net revenues.
The $2.7 million or 12.0% increase in net revenues over 2006 is attributable to the centers acquired within the last twelve months which generated approximately $3.7 million in net revenues or 16.8% over 2006, offset by a decrease in net revenues from comparable centers of approximately $1.1 million or 4.8% below the 2006 total net revenues. The decline in revenues from comparable centers in the second quarter when compared to the same period of 2006 is attributable to both a decrease in the number of units sold and a small decline in our average unit selling price. The comparable centers total net revenues also include a favorable impact of $91,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007.
In total in the second quarter of 2007 there was an 11.1% increase in the number of hearing aids sold over the same period in 2006 due to the additional number of centers in that quarter resulting from acquisitions made within the last twelve months, which increased by approximately 22.0% on average. As indicated above, this increase was partially offset with a decrease in the units from comparable centers. The increase was also partially offset by a 0.6% decrease in the average unit selling price mostly attributable to a different mix of products sold and from promotions. Service revenues increased approximately $335,000, or 23.6% over last year due in part to the additional number of centers and change in our pricing structure for these types of services as well as an increase in the Network business segment net revenues due to additional contracts.
The decrease in units from comparable centers when compared to the same period of last year is due primarily to a combination of two factors. First, the Company benefited from an extraordinarily successful new product launch targeted to a specific segment of the hearing impaired population in 2006. This program began in the first quarter of 2006 and had its largest impact in the second quarter of 2006. Secondly, the TV campaign scheduled for launch in the first quarter of 2007 to off-set this was delayed until the middle of the second quarter of 2007 when the Company had the opportunity to engage Don Shula as its spokesperson.
Management does not expect to see the negative trend in average selling prices and comparable center revenues to continue for the remainder of the year. The third and fourth quarter of 2006 were particularly low in units sold and in average selling price due to the impact of the new Florida Medicaid benefit implemented in July 2006, as well as the slow down of the aforementioned new product launch. We expect the Don Shula campaigns (both TV and print) to start showing benefits in the third and fourth quarter of 2007. We also implemented a new compensation program providing our professionals incentives to provide our patients with the best technology available. We expect this will have a positive impact on our average unit selling price. Management also expects to continue to see increase in revenues from the centers acquired within the last twelve months resulting from trailing effect of acquisitions made in preceding quarters and new acquisitions, to be closed during the remainder of 2007.

Cost of Products Sold and Services

Cost of products sold and services (dollars in thousands)	2007	2006	Change	%

Hearing aids and other products	$6,062	$6,076	$(14)	(0.2)%
Services	556	414	142	34.3%

Total cost of products sold and services	$6,618	$6,490	$128	2.0%

Percent of total net revenues	26.6%	29.2%	(2.6)%	(8.9)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Siemens rebate credits included above (dollars in thousands)	2007	2006	Change	%

Base required payments on Tranches A and C forgiven	$1,043	$730	$313	42.9%

Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	140	13	126	900.0%

Interest expense on Tranches A, B and C forgiven	672	63	609	966.7%

Total Siemens rebate credits	$1,855	$806	$1,048	129.9%

Percent of total net revenues	7.4%	3.6%	3.8%	105.6%

The decrease of total cost of products sold and services, as a percentage of total net revenues, is primarily due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006, as indicated in the above table. Cost of products sold before the impact of the Siemens rebate credits, in percent of total net revenues, were 34.0% in the second quarter of 2007 compared to 32.8% in the first quarter of 2006. This increase is due to a different mix of products sold and the lower average unit selling price. For the remainder of the year, management expects the cost of products sold, in percent of total net revenues and before the impact of the Siemens rebate credits, to remain consistent with the first half of the year and that the Siemens rebate credits, in absolute dollar, will remain consistent with the first six months of 2007.
Expenses

Operating expenses (dollars in thousands)	2007	2006	Change	%

Center operating expenses	$13,143	$10,301	$2,842	27.6%

Percent of total net revenues	52.7%	46.3%	6.4%	13.8%

General and administrative expenses	$3,813	$3,349	$464	13.9%

Percent of total net revenues	15.3%	15.0%	0.3%	2.0%

Depreciation and amortization	$536	$488	$48	9.8%

Percent of total net revenues	2.2%	2.2%	0.0%	0.0%

The increase in center operating expenses in the second quarter of 2007 is mainly attributable to additional expenses of approximately $1.5 million related to the centers acquired during the last twelve months and the additional cost of the Coach Shula TV campaign of approximately $668,000. The remaining increase relates to increase in incentive compensation of approximately $55,000 related to additional total net revenues and other normal annual increases. As a percent of total net revenues, center operating expenses increased from 46.3% in the second quarter of 2006 to 52.7% in the second quarter of 2007. This increase is due in part to the additional marketing expense discussed above, which corresponds to approximately 2.7% of total net revenues and the decline in comparable center total net revenues. Center operating expenses related to centers acquired in the last twelve months, at 40.4% of related total net revenues, were in line with management expectations. Management expects that center operating expenses will increase in dollars during the remainder of 2007 due to additional centers acquired in the second quarter of 2007 as well as pending acquisitions, however, it is expected that these increases will be consistent with the current center operating expenses when looked at as a percent of total net revenues.

The increase in general and administrative expenses is primarily attributable to increases in professional fees related to the restatement in the company’s financial statement for prior years for approximately $232,000, increases in property and business interruption and directors and officers insurance premiums and increases in occupancy expenses. Management expects the general and administrative expenses for the remainder of the year to be consistent with the first half of the year when looked at it in dollars.
Depreciation and amortization expense in the second quarter of 2007 remained stable compared to the same period in 2006. Depreciation was $308,000 in the second quarter of 2007 and $290,000 in the second quarter of 2006. Amortization expense was $228,000 in the second quarter 2007 and $198,000 in the second quarter 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.
Income from Operations
Income from operations decreased approximately $819,000 from $1.6 million (or 7.3% of total net revenues) in the second quarter of 2006 to approximately $810,000 (or 3.3% of total net revenues) in the second quarter of 2007. As indicated above, this decrease was mostly caused by the additional marketing expense and restatement costs, which all together accounted for approximately $900,000, or 3.6% or total net revenues. The remaining decrease of 0.3 base points in the margin is attributable to the decrease in total net revenues from comparable centers, which is estimated to have had a negative impact of approximately $650,000 or 2.6% of total net revenues. The Company’s long term objective is still to reach a 10% to 12% income from operations, as a percent of total net revenues.
Interest Expense

Interest expense (dollars in thousands)	2007	2006	Change	%

Notes payable from business acquisitions and others	$140	$29	$111	382.8%
Siemens Tranche C2 – Interest paid with monthly payments	—	118	(118)	—
Siemens Tranches C1 and C3 – accrued interest added to loan balance	—	324	(324)	—
Siemens Tranches A, B and C – interest forgiven	672	63	609	966.7%
Siemens Tranche D-paid monthly	117	—	117	100.0%
2003 Convertible Subordinated Notes (1)	2,561	640	1,921	300.2%
2005 Subordinated Notes (2)	207	342	(135)	(39.5)%
Warrant liability change in value (3)	—	(145)	145	—

Total interest expense	$3,697	$1,371	$2,326	169.7%

(1)	Includes $2.6 million in 2007 and $530,000 in 2006 of non-cash prepaid fees, debt discount amortization and deemed dividend.

(2)	Includes $135,100 in 2007 and $223,000 in 2006 of non-cash debt discount amortization.

(3)	Relates to the change in value of the warrants related to the 2003 Subordinated Notes and is a non-cash item.
The $2.3 million increase in interest expense in the second quarter of 2007 is mostly attributable to the additional interest on the new Siemens Tranche D with a balance of $7.2 million at the beginning of the year, which did not exist in the second quarter of 2006, additional interest on the new promissory notes issued for business acquisitions during 2006 and a non-cash charge of approximately $2.6 million due to conversion of the 2003 Convertible Subordinated Notes in the second quarter of 2007, partially offset by reductions due to lower principal balances following the quarterly repayments made, as well as additional interest on Siemens Tranche C due to higher average balance in the second quarter of 2007 compared to 2006. 2006 also benefited from a reduction on interest due to reduction in value of the warrant liability which did not exist in 2007.

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
During the second quarter, the Company recorded a deferred tax expense of approximately $206,000 compared to approximately $314,000 in the second quarter of 2006 related to estimated taxable income generated by the Canadian operations during the quarter and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $86,000 is due to the estimated utilization of deferred tax benefit previously recorded as discussed above. The deferred income tax expense recorded of approximately $120,000 was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and that the timing of reversing the liability is unknown.
Minority Interest
During the second quarter of 2007, HEARx West, the Company’s fifty percent owned joint venture; generated net income of approximately $557,000. The Company recorded a minority interest equal to 50% of the venture’s net income that exceeded the accumulated deficit, as an expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the second quarter of 2007 was approximately $259,000 compared to $62,000 in the same period of 2006. This increase is due to the fact that the minority interest started to be calculated on toward the end of the second quarter of last year.
Net Loss Applicable to Common Stockholders
The increase in the net loss applicable to common stockholders of approximately $3.4 million in the second quarter of 2007, or $0.09 per share, from a net loss applicable to common stockholders of approximately $100,000 in the second quarter of 2006, or $0.00 per share, is mostly attributable to the non-cash charge of approximately $2.6 million ($0.07 per share) related to the conversion of the 2003 convertible notes and exercise of related warrants (compared to a charge of approximately $655,000 for these same notes in the same period of 2006), the additional marketing expense and restatement costs discussed above and totaling approximately $900,000 ($0.02 per share) and the increase in the minority interest charge of approximately $197,000 ($0.01 per share), as explained above. The 2007 performance was also affected by the reduction in revenues from comparable center from one period to another, which is estimated to have had a negative impact of approximately $650,000 (0.02 per share).
For the six months ended June 30, 2007 compared to the six months ended July 1, 2006
Revenues

Revenues (dollars in thousands)	2007	2006	Change	% Change

Hearing aids and other products	$45,107	$41,032	$4,075	9.9%
Services	3,367	2,877	490	17.0%

Total net revenues	$48,474	$43,909	$4,565	10.4%

	2007	2006	Change	% Change (3)

Revenues from centers acquired in 2006 (1)	$6,224	$—	$6,224	14.2%

Revenues from centers acquired in 2007	1,010	—	1,010	2.3%

Total Revenues from acquired centers	$7,234	$—	$7,234	16.5%

Revenues from comparable centers (2)	$41,240	$43,909	$(2,669)	(6.1)%

Total net revenues	$48,474	$43,909	$4,565	10.4%

(1)	Represents that portion of revenues from the 2006 acquired centers recognized for those acquisitions that had less than one full quarter of revenues recorded in the first six months of 2006 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total first six months of 2006 net revenues.

The $4.6 million or 10.4% increase in net revenues over 2006 is a result of revenues from the centers acquired within the last twelve months which generated approximately $7.2 million or 16.5% over 2006, offset by a decrease in net revenues from comparable centers of approximately $2.7 million or 6.1% below the 2006 total net revenues level. The decline in revenues from comparable centers in 2007 when compared to the same period of 2006 is attributable to both a decrease in the number if hearing aids sold, and a slight decrease in the average unit selling price. The comparable centers total net revenues also include a favorable impact of $34,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007.
In total in the second quarter of 2007 there was a 9.2% increase in the number of hearing aids sold over the same period in 2006 due to the additional number of centers in the first six months of 2007 resulting from acquisitions made within the last twelve months, which increased by approximately 22% on average. As indicated above, this increase was partially offset with a decrease in the units from comparable centers. In addition, the average unit selling price increased slightly by 0.1%, mostly attributable to a different mix of products sold and promotions. Service revenues increased approximately $490,000, or 17.0% over last year, due in part to the additional number of centers and change in our pricing structure for these types of services.
As indicated for the second quarter, the decrease in units from comparable centers when compared to the same period of last year is due primarily to a combination of two factors. First, the Company benefited from an extraordinarily successful new product launch targeted to a specific segment of the hearing impaired population in 2006. This program began in the first quarter of 2006 and had its largest impact in the second quarter of 2006. Secondly, the TV campaign scheduled for launch in the first quarter of 2007 to off-set this was delayed until the middle of the second quarter of 2007 when the Company had the opportunity to engage Don Shula as its spokesperson.
Cost of Products Sold and Services

Cost of products sold and services (dollars in thousands)	2007	2006	Change	%

Hearing aids and other products	$11,789	$12,189	$(400)	(3.3)%
Services	1,032	787	245	31.1%

Total cost of products sold and services	$12,821	$12,976	$(155)	(1.2)%

Percent of total net revenues	26.4%	29.6%	(3.2)%	(10.8)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Siemens rebate credits included above (dollars in thousands)	2007	2006	Change	%

Base required payments on Tranches A and C forgiven	$2,085	$1,460	$625	42.8%

Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	258	13	245	1884.6%

Interest expense on Tranches A, B and C forgiven	1,313	110	1,203	1093.6%

Total Siemens rebate credits	$3,656	$1,583	$2,073	131.0%

Percent of total net revenues	7.5%	3.6%	3.9%	108.3%

The decrease of total cost of products sold and services, as a percentage of total net revenues, is primarily due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006, as shown in the above table. Cost of products sold before the impact of the Siemens rebate credits, in percent of total net revenues, were 34.0% in the first six months of 2007 compared to 33.2% in the first six months of 2006. This increase is due to a different mix of products sold.
Expenses

Operating expenses (dollars in thousands)	2007	2006	Change	%

Center operating expenses	$24,742	$20,065	$4,677	23.3%

Percent of total net revenues	51.0%	45.7%	5.3%	11.6%

General and administrative expenses	$7,425	$6,588	$837	12.7%

Percent of total net revenues	15.3%	15.0%	0.3%	2.0%

Depreciation and amortization	$1,025	$980	$45	4.6%

Percent of total net revenues	2.1%	2.2%	(0.1)%	(4.5)%

The increase in center operating expenses in the second quarter of 2007 is mainly attributable to additional expenses of approximately $3.6 million related to the centers acquired during the last twelve months and the additional cost of the Coach Shula TV campaign of approximately $668,000. The remaining increase relates to increase in incentive compensation of approximately $94,000 related to additional total net revenues and other normal annual increases. As a percent of total net revenues, center operating expenses increased from 45.7% in the second quarter of 2006 to 51.0% in the second quarter of 2007. This increase is due in part to the additional marketing expense discussed above, which corresponds to approximately 1.4% of total net revenues and the decline in comparable centers total net revenues. Center operating expenses related to centers acquired in the last twelve months, at 42.5% of related total net revenues, were in line with management expectations.
The increase in general and administrative expenses is primarily attributable to increases in wages due to normal merit increases, professional fees related to the restatement of prior years financial statements, increases in property and business interruption and directors and officers insurance premiums and increases in occupancy expenses.
Depreciation and amortization expense in 2007 remained stable compared to the same period in 2006. Decreases as certain property and equipment become fully depreciated were offset by increases due to the acquisition of fixed assets and intangible assets during 2007. Depreciation was $613,000 in 2007 and $599,000 in 2006. Amortization expense was $412,000 in 2007 and $381,000 in 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.
Income from Operations
Income from operations decreased approximately $839,000 from $3.3 million (or 7.5% of total net revenues) in the first half of 2006 to approximately $2.5 million (or 5.1% of total net revenues) in the first half of 2007. As indicated above, this decrease was mostly caused by the additional marketing expense and restatement costs, which all together accounted for approximately $900,000, or 1.9% or total net revenues. The remaining decrease of 0.5 base points in the margin is attributable to the decrease in total net revenues from comparable centers, which is estimated to have had a negative impact of approximately $1.6 million or 3.3% of total net revenues.

When compared to the entire year in 2006, income from operations, as a percentage of total net revenues, improved from 4.3% to 5.1%. Also when compared to the third and fourth quarter of 2006, the improvement is even more significant where the percentage were 1.8% and 0.4%, respectively. These improvements over preceding quarters are mostly attributable to the reduction in our cost of products sold, resulting in one part from initiatives implemented during the fourth quarter of 2006 to increase our average unit selling price and on the other part to the additional benefits from the new Siemens agreements signed on December 30, 2006. It is also attributable to the fact that general and administrative expenses remained stable at $7.4 million in the first six months of 2007 compared to the last six months of 2006, while revenues increased $3.6 million or 8.1%, which resulted in a decrease of general and administrative expenses, in percentage of total net revenues from 16.5% to 15.3%.
Interest Expense

Interest expense (dollars in thousands)	2007	2006	Change	%

Notes payable from business acquisitions and others	$278	$81	$197	243.2%
Siemens Tranche C2 – Interest paid with monthly payments	—	207	(207)	—
Siemens Tranches C1 and C3 – accrued interest added to loan balance	—	620	(620)	—
Siemens Tranches A, B and C – interest forgiven	1,313	110	1,203	1093.6%
Siemens Tranche D-paid monthly	176	—	176	100.0%
2003 Convertible Subordinated Notes (1)	3,163	1,345	1,818	135.2%
2005 Subordinated Notes (2)	447	752	(305)	(40.6)%
Warrant liability change in value (3)	—	(317)	317	—

Total interest expense	$5,377	$2,798	$2,579	92.2%

(1)	Includes $2.6 million in 2007 and $911,000 in 2006 of non-cash prepaid fees, debt discount amortization and deemed dividend.

(2)	Includes $292,100 in 2007 and $469,000 in 2006 of non-cash debt discount amortization.

(3)	Relates to the change in value of the warrants related to the 2003 Subordinated Notes and is a non-cash item.
The increase in interest expense in 2007 is attributable to the additional interest on the new Siemens Tranche D with a balance of $7.2 million at the beginning of the year, which did not exist in 2006 and additional interest on the new promissory notes issued for business acquisitions during 2006 and non-cash interest charges of approximately $2.6 million for the early conversion of the 2003 Convertible Subordinated Notes, partially offset by reductions due to lower principal balances following the quarterly repayments made, as well as additional interest on Siemens Tranche C due to higher average balance in the first six months of 2007 compared to 2006. 2006 also benefited from a reduction on interest due to reduction in value of the warrant liability which did not exist in 2007.
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
During the first six months of 2007, the Company recorded a deferred tax expense of approximately $352,000 compared to approximately $578,000 in 2006 related to estimated taxable income generated by the Canadian operations during the quarter and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $161,000 is due to the estimated utilization of deferred tax benefit previously recorded as discussed above. The deferred income tax expense recorded of approximately $191,000 was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and that the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded for these two items as long as the Canadian operations generate taxable income and/or tax deductible goodwill exist for US tax purposes. Tax deductible goodwill with a balance of approximately $21.3 million at December 31, 2006 will continue to increase as we continue to purchase the assets of businesses.

Minority Interest
During the first six months of 2007, HEARx West, the Company’s fifty percent owned joint venture; generated net income of approximately $1.4 million. The Company recorded a minority interest equal to 50% of the venture’s net income that exceeded the accumulated deficit, as an expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the first six months of 2007 was approximately $683,000, compared to $62,000 in the same period of last year. This increase is due to the fact that the minority interest started to be calculated on toward the end of the second quarter of last year.
Net Loss Applicable to Common Stockholders
The increase in the net loss applicable to common stockholders of approximately $3.9 million in the first six months of 2007, or $0.11 per share, from a net loss applicable to common stockholders of approximately $59,000 in the first six months of 2006 is mostly attributable to the non-cash charge of approximately $2.6 million ($0.07 per share) related to the conversion of the 2003 convertible notes and exercise of related warrants, the additional marketing expense and restatement costs discussed above and totaling approximately $900,000 ($0.03 per share) and the increase in the minority interest charge of approximately $621,000 ($0.02 per share), as explained above. The 2007 performance was also affected by the reduction in revenues from comparable center from one period to another, which is estimated to have had a negative impact of approximately $1.6 million ($0.05 per share).
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
The Amended Credit Agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2006. In addition, The Company must prepay approximately $4.2 million under the $20 million line of credit within the first six months of the agreement. On July 24, 2007, the parties agreed to extend the payment date of this amount to September 24, 2007.
Under the terms of the Amended Credit Agreement, after a three-year waiting period, Siemens has the right to convert approximately $21.2 million of the outstanding debt at $3.30 per share (representing approximately 6.4 million shares, of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or certain principal prepayments by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.5 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. The investor rights agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to the Investor for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement. On June 30, 2007 the Company filed a Form S-3 form to register these shares for resale and is now in the registration process.
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
Working Capital
The working capital deficit decreased approximately $800,000 to approximately $14.1 million as of June 30, 2007 from approximately $14.9 million as of December 30, 2006. The decrease in the deficit is attributable to a decrease of approximately $2.5 million in current maturities of convertible subordinated notes and an excess of cash provided by financing activities of approximately $2.5 million over cash used for investing activities, offset by an increase of approximately $3.3 million current maturities of long-term debt.
The working capital deficit of approximately $14.1 million includes approximately $3.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In the first six months of 2007, the Company generated income from operations of approximately $2.5 million compared to $3.3 million in the first six month of 2006. Cash and cash equivalents as of June 30, 2007 were approximately $3.2 million.
Cash Flows
Net cash used in operating activities in 2007 increased approximately $3.3 million compared to net cash provided by operating activities in 2006, mainly attributable to a decrease in cash provided by operating activities before changes in non-cash working capital items of approximately $2.8 million from one period to another, and a decrease in cash due to changes in non-cash working capital items of approximately $485,000.
During 2007, cash of approximately $2.4 million was used to complete the acquisition of centers, a decrease of approximately $2.5 million over the $4.9 million spent on acquisitions in 2006. It is expected that additional funds will continue to be used for acquisitions during the remainder of 2007. The source of these funds is expected to be primarily the Siemens acquisition line of credit.
In 2007, funds of approximately $3.3 million were used to repay long-term debt. This is a decrease of $322,000 from 2006 due to the payment and conversion of the convertible subordinated notes in the second quarter of 2007 (see Note 4 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein) offset in part by increase in cash outflows relating to additional notes from business acquisitions. In 2007, proceeds of $5 million were received from the Siemens Tranche D and $2.2 million from the Siemens Tranches B and C used for acquisitions. The Company expects to continue to draw additional money from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its 2007 acquisitions. The Company also made a first distribution to minority interest related to its HEARx West joint venture with Kaiser in the amount of approximately $579,000. Such distribution did not exist in prior years.
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

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 30, 2007:

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years

Long-term debt (1)	$42,845	$11,688	$11,299	$7,610	$12,248
Subordinated notes	2,420	1,760	660	—	—

Subtotal of obligations recorded on balance sheet	45,265	13,448	11,959	7,610	12,248
Interest to be paid on long-term debt (2)	1,616	638	571	311	96
Interest to be paid on subordinated notes	116	113	3	—	—
Operating leases	18,571	5,593	8,277	3,145	1,556
Employment agreements	4,420	2,177	2,154	89	—
Purchase obligations	548	536	12	—	—

Total contractual cash obligations	$70,536	$22,505	$22,976	$11,155	$13,900

(1)	Approximately $18.6 million can be repaid through preferred pricing reductions from Siemens, including $3.6 million in less than 1 year and $7.1 million in years 1-3, $7.1 million in years 4-5 and $800,000 in more than 5 years.

(2)	Interest on long-term debt excludes the interest on the new Tranches A, B and C that can be repaid through preferred pricing reductions from Siemens pursuant to the Amended and Restated Credit Agreement. Interest repaid through preferred pricing reductions was $1.3 million in the first six months of 2007. (See Note 4a – Long-Term Debt, Notes to Consolidated Financial Statements included herein).
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
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115” (SFAS 159), which permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted provided that SFAS 157 is concurrently adopted. We do not expect SFAS 159 to have an impact on our financial statements.
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1 (“FSP 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 required application upon the initial adoption of FIN 48. The adoption of FSP 48-1 did not affect the Company’s consolidated results of operations and financial condition.

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

Fixed Rate					Total
	9.5%	5% note	7%
	due January	Due January	Due August
	2013	2013	2008	Other
	$		$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)

2007	(3,290)	(4,200)	(880)	(2,011)	(10,381)
2008	(3,628)	(3,000)	(1,540)	(3,033)	(11,201)
2009	(3,628)	—	—	(2,091)	(5,719)
2010	(3,628)	—	—	(939)	(4,567)
2011	(3,628)	—	—	(126)	(3,754)
2012	(9,643)	—	—	—	(9,643)
2013

Total	(27,445)	(7,200)	(2,420)	(8,200)	(45,265)

Estimated fair value	(27,540)	(7,200)	(2,410)	(8,230)	(45,380)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007. The Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective. The Company is taking steps to remediate any deficiencies in its disclosure controls and procedures including hiring outside firms to assist in these matters.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Effective April 9, 2007, all but one of the holders of the Company’s 2003 Convertible Subordinated Notes converted their notes into a total of 3,158,966 shares of common stock. At the same time, these holders exercised warrants, paying $1,749,930 cash for a total of 2,499,900 shares of common stock. The Company relied on Section 4(2) as the exemption from the registration requirements of the Securities Act of 1933. The transaction qualified as a private placement to accredited investors.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on June 11, 2007. At that meeting, the stockholders were asked to consider and act on the election of directors and the approval of the HearUSA 2007 Incentive Compensation Plan.
The following persons were elected as directors for terms expiring in 2008 and received the number of votes set forth opposite their respective names:

		Against/
Nominee	For	Withheld
Paul A. Brown, M. D.	30,184,539	7,699,969
Stephen J. Hansbrough	30,283,044	7,601,464
Thomas W. Archibald	29,933,608	7,950,900
David J. McLachlan	29,929,178	7,955,330
Joseph L. Gitterman III	29,925,862	7,958,646
Michel Labadie	29,932,108	7,952,400
Bruce N. Bagni	29,933,248	7,951,260
The HearUSA 2007 Incentive Compensation Plan was approved by the following number of votes received:

For	Against	Abstain
17,969,542	12,570,023	116,820

Item 6. Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1	Form of 2003 Convertible Subordinated Notes Conversion Agreement, dated as of April 9, 2007, between HearUSA, Inc. and investors in the Company’s December 2003 private placement pursuant to that Purchase Agreement dated as of December 18, 2003.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2007	HearUSA Inc. (Registrant)
/s/Stephen J. Hansbrough
Stephen J. Hansbrough
President/Chief Executive Officer
HearUSA, Inc.
/s/Gino Chouinard
Gino Chouinard
EVP/Chief Financial Officer HearUSA, Inc.