Form 10-Q
period 2007-09-29
HEARUSA INC
filed 2007-11-13
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 5, 2007, 37,794,457 shares of the Registrant’s Common Stock and 603,461 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I – Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	September 29,	December 30,
ASSETS (Note 3)	2007	2006
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$3,526	$2,326
Accounts and notes receivable, less allowance for doubtful accounts of $505,497 and $434,098	8,851	7,591
Inventories	2,209	2,371
Prepaid expenses and other	986	1,400
Deferred tax asset	78	67

Total current assets	15,650	13,755
Property and equipment, net (Note 2)	4,176	3,878
Goodwill (Note 2)	57,465	50,970
Intangible assets, net (Note 2)	15,766	13,592
Deposits and other	705	876
Restricted cash and cash equivalents	209	205

Total Assets	$93,971	$83,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,016	$10,463
Accrued expenses	2,929	2,509
Accrued compensation	3,069	2,826
Current maturities of long-term debt	6,471	8,391
Current maturities of convertible subordinated notes, net of debt discount of $1,263,003 in 2006	—	2,487
Current maturities of subordinated notes, net of debt discount of $134,169 and $452,228	1,845	1,308
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	820	633

Total current liabilities	26,184	28,651

Long-term debt (Notes 2 and 3)	37,252	28,599
Deferred income taxes	5,948	5,234
Convertible subordinated notes, net of debt discount of $217,923 in 2006 (Note 4)	—	2,282
Subordinated notes, net of debt discount of $60,123 in 2006 (Note 5)	—	1,480
Warrant liability (Note 5)	—	110

Total long-term liabilities	43,200	37,705

Commitments and contingencies	—	—

Stockholders’ equity (Note 6 and 7)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 37,870,451 and 32,029,750 shares issued	3,787	3,203
Stock subscription	(412)	(412)
Additional paid-in capital	132,499	123,972
Accumulated deficit	(112,977)	(109,521)
Accumulated other comprehensive income	4,175	2,163
Treasury stock, at cost:523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	24,587	16,920

Total Liabilities and Stockholders’ Equity	$93,971	$83,276

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine Months Ended September 29, 2007 and September 29, 2006
(unaudited)

	September 29,	September 30,
	2007	2006
	(Dollars in thousands, except per
	share amounts)
Net revenues
Hearing aids and other products	$70,107	$61,554
Services	5,178	4,397

Total net revenues	75,285	65,951

Operating costs and expenses
Hearing aids and other products (Note 3)	18,576	18,677
Services	1,531	1,298

Total cost of products sold and services	20,107	19,975
Center operating expenses	37,316	30,663
General and administrative expenses (Notes 1 and 7)	11,306	10,127
Depreciation and amortization	1,597	1,477

Total operating costs and expenses	70,326	62,242

Income from operations	4,959	3,709
Non-operating income (expenses):
Gain from insurance proceeds	—	203
Interest income	106	110
Interest expense (Notes 2, 3, 4 and 5)	(6,707)	(4,436)

Loss before income tax expense and minority interest in income of consolidated joint venture	(1,642)	(414)
Income tax expense	(634)	(838)
Minority interest in income of consolidated joint venture	(1,077)	(384)

Net loss	(3,353)	(1,636)
Dividends on preferred stock	(103)	(103)

Net loss applicable to common stockholders	$(3,456)	$(1,739)

Net loss applicable to common stockholders per common share – basic and diluted	$(0.10)	$(0.05)

Weighted average number of shares of common stock outstanding – basic and diluted	35,860	32,212

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended September 29, 2007 and September 30, 2006
(unaudited)

	September 29,	September 30,
	2007	2006
	(Dollars in thousands, except
	per share amounts)
Net revenues
Hearing aids and other products	$25,050	$20,519
Services	1,812	1,523

Total net revenues	26,862	22,042

Operating costs and expenses
Hearing aids and other products (Note 3)	6,807	6,491
Services	499	511

Total cost of products sold and services	7,306	7,002
Center operating expenses	12,585	10,598
General and administrative expenses (Notes 1 and 7)	3,890	3,540
Depreciation and amortization	572	497

Total operating costs and expenses	24,353	21,637

Income from operations	2,509	405
Non-operating income (expenses):
Gain from insurance proceeds	—	146
Interest income	21	19
Interest expense (Notes 2, 3, 4 and 5)	(1,330)	(1,638)

Income (loss) before income tax expense and minority interest in income of consolidated joint venture	1,200	(1,068)
Income tax expense	(284)	(257)
Minority interest in income of consolidated joint venture	(394)	(322)

Net income (loss)	522	(1,647)
Dividends on preferred stock	(34)	(34)

Net income (loss) applicable to common stockholders	$488	$(1,681)

Net income (loss) applicable to common stockholders per common share – basic	$0.01	$(0.05)

Net income (loss) applicable to common stockholders per common share – diluted	$0.01	$(0.05)

Weighted average number of shares of common stock outstanding – basic	37,950	32,260

Weighted average number of shares of common stock outstanding – diluted	46,415	32,260

See accompanying notes to the consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 29, 2007 and September 30, 2006
(unaudited)

	September 29,	September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(3,353)	$(1,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	1,958	1,978
Interest on reduction of warrant exercise price	1,371	—
Depreciation and amortization	1,597	1,477
Interest on Siemens Tranche C	—	997
Employee stock-based compensation	386	721
Provision for doubtful accounts	372	271
Deferred income tax expense	625	687
Consulting stock-based compensation	128	21
Principal payments on long-term debt made through rebate credits	(3,521)	(2,276)
Minority interest in income of consolidated subsidiary	1,077	384
Decrease in fair value of warrant liability	—	(250)
Other	(2)	—
(Increase) decrease in:
Accounts and notes receivable	(1,273)	(998)
Inventories	202	(1,036)
Prepaid expenses and other	501	696
Increase (decrease) in:
Accounts payable and accrued expenses	485	1,770
Accrued salaries and other compensation	212	(308)

Net cash provided by operating activities	765	2,498

Cash flows from investing activities
Purchase of property and equipment	(551)	(1,069)
Business acquisitions	(3,844)	(6,648)
Proceeds from redemption of certificates of deposit	—	226

Net cash used in investing activities	(4,395)	(7,491)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing cost	8,891	5,208
Principal payments on long-term debt	(2,728)	(2,146)
Principal payments on convertible subordinated notes	(784)	(1,250)
Principal payments on subordinated notes	(1,320)	(1,320)
Proceeds from the exercise of warrants	1,734	—
Proceeds from the exercise of employee options	17	—
Dividends paid on preferred stock	(103)	(104)
Distributions paid to minority interest	(890)	—

Net cash provided by financing activities	4,817	388

Effects of exchange rate changes on cash	13	(10)

Net increase (decrease) in cash and cash equivalents	1,200	(4,615)
Cash and cash equivalents at the beginning of period	2,326	6,707

Cash and cash equivalents at the end of period	$3,526	$2,092

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,169	$1,015
Cash paid for income taxes	$—	$97

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(3,521)	$(2,276)

Issuance of notes payable in exchange for business acquisitions	$3,540	$5,460

Issuance of capital lease in exchange for property and equipment	$416	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and the nine month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 30, 2006.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of September 29, 2007, the Company has a network of 177 company-owned hearing care centers in eight states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,600 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first nine months of 2007, the Company’s 50% owned joint venture HEARx West generated net income of approximately $2.2 million. According to the Company’s agreement with its joint venture partner, The Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the joint venture since its inception and then received 100% of the net income of the joint venture until the accumulated deficit was eliminated which was completely eliminated at the end of the second quarter of 2006. The Company now records 50% of the venture’s net income as minority interest in income of consolidated subsidiary in the Company’s consolidated statements of operations with a corresponding liability on its consolidated balance sheets. Such amount for the first nine months of 2007 was approximately $1.1 million, compared to $384,000 in the first nine months of 2006.
Net income (loss) applicable to common stockholders per common share
Net income (loss) applicable to common stockholders per common share is calculated in accordance with SFAS No. 128 “Earnings Per Share” which requires companies to present basic and diluted earnings per share. Net income (loss) applicable to common stockholders per common share – basic is based on the weighted average number of common shares outstanding during the year. Net Income applicable to common stockholders per common share – diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Under the if-converted method, securities are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Common stock equivalent for convertible subordinated notes, outstanding options and warrants to purchase common stock of approximately 8.5 million were excluded from the computations of net loss applicable to common stockholders per common share — diluted for the nine month period ended September 29, 2007 and of approximately 5.9 million were excluded from the computations of net loss applicable to common stockholders per common share — diluted for the nine month period and the quarter ended September 30, 2006, because the effect of their inclusion would be anti-dilutive.

HearUSA, Inc
Notes to Consolidated Financial Statements
For purposes of computing net income (loss) applicable to common stockholders per common share – basic and diluted, for the nine months and the three months ended September 29, 2007 and September 30, 2006, the weighted average number of shares of common stock outstanding includes the effect of the 603,461 and 767,358, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
	September 29,	September 30,	September 29,	September 30,
Dollars in thousands	2007	2006	2007	2006

Net income (loss) for the period	$(3,456)	$(1,739)	$488	$(1,681)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,012	(186)	915	(664)

Comprehensive income (loss) for the period	$(1,444)	$(1,925)	$1,403	$(2,345)

Recent Accounting Pronouncements
 In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company on January 1, 2008, and is not expected to have a significant impact on the Company’s consolidated results of operations and financial condition.
 In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115” (SFAS 159), which permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted provided that SFAS 157 is concurrently adopted. We do not expect SFAS 159 to have an impact on our financial statements.
2. Business Acquisitions
During the first nine months of 2007, the Company acquired the assets of fourteen hearing care centers in New York, Missouri, Michigan, Florida, California and the Province of Ontario in ten separate transactions. Consideration paid was cash of approximately $3.8 million and notes payable totaling approximately $3.5 million. The Company has recorded the fair values of the assets acquired based on management’s best estimates. Accordingly, the following estimates may change as further information becomes available. The acquisitions resulted in additions to goodwill of approximately $5.0 million, fixed assets of approximately $220,000 and customer lists and non-compete agreements of approximately $2.3 million. The notes payable bear interest varying from 5% to 7% and are payable in quarterly installments varying from $18,000 to $256,000, plus accrued interest, through September 2011. In connection with these acquisitions, the Company drew approximately $4.0 million from its acquisition line of credit with Siemens.

HearUSA, Inc
Notes to Consolidated Financial Statements
The following unaudited pro forma information represents the results of operations for HearUSA, Inc. for the nine and three months ended September 29, 2007, as if the acquisitions had been consummated as of December 31, 2006. This pro forma information does not purport to be indicative of what may occur in future years.

	Nine Months Ended	Three Months Ended
Dollars in thousands, except per share amounts	September 29, 2007	September 29, 2007
Total revenue	$77,519	$27,220

Net loss applicable to common stockholders	$(3,101)	$517

Net loss applicable to common stockholders per share – basic	$(0.09)	$0.01

Net loss applicable to common stockholders per share – diluted	$(0.09)	$0.01

3. Long-term Debt (also see Notes 4 and 5)
Long-term debt consists of the following:

	September	December
Dollars in thousands	29, 2007	30, 2006
Notes payable to Siemens
Tranche B	$4,685	$3,543
Tranche C	23,137	23,997
Tranche D	7,200	2,200
Tranche E	—	—

Total notes payable to Siemens	35,022	29,740
Notes payable from business acquisitions and others	8,701	7,250

Total debt	43,723	36,990
Less current maturities	6,471	8,391

Long-term debt	$37,252	$28,599

The approximate aggregate maturities on long-term debt obligations are as follows:

Dollars in thousands	Amount
2007 (remainder)	$1,836
2008	10,232
2009	5,155
2010	3,959
2011	2,840
Thereafter	19,701
Notes payable to Siemens
On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc.
Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the December 2006 closing date, $2.2 million of accounts payable to Siemens was transferred to the newly available credit and the Company drew down an additional $5 million in cash in January 2007. Effective on September 28, 2007 the parties made several additional changes to the credit and supply agreements.

HearUSA, Inc
Notes to Consolidated Financial Statements
The credit facility is for up to $50 million and its term extends to February 2013. The first $30 million of the line is structured in two tranches, Tranche B and Tranche C, and all of it now bears interest at 9.5%. Tranche B is a revolver established to accommodate funding for acquisitions by the Company. The Company may borrow under Tranche B up to a $30 million limit, less any amounts then outstanding under Tranche C. Required quarterly payments of principal corresponding to $65 per Siemens unit sold by the acquired centers plus interest thereon under Tranche B are subject to rebate credits described below. Additional loans may be made to the Company under Tranche C for certain acquisitions, up to a $30 million limit, less any amounts then outstanding under Tranche B. In December 2006, the Company agreed to make quarterly installment payments on Tranche C of $730,000 of principal plus interest thereon, which quarterly payments were also subject to rebate credits described below. On September 28, 2007, the parties amended the credit agreement to reduce these quarterly installment payments on Tranche C from $730,000 to $500,000 of principal plus interest thereon. In addition, as part of the overall $50 million credit facility, in September Siemens agreed to provide the Company with a new $3 million Tranche E facility for working capital purposes bearing interest at 9.5% per annum. This new Tranche E expires on December 19, 2008 and the Company must make monthly interest payments, with the principal balance payable at the end of that term. There is currently no borrowing under the new Tranche E.
The required principal payments of Tranche B and Tranche C, with interest, continue to be eligible for repayment utilizing rebate credits on purchases of hearing aids from Siemens, provided that the Company meets the minimum purchase requirements under the Amended Supply Agreement. Siemens will also provide the Company with a minimum of an additional $1.25 million per annum of volume discounts under the Amended Supply Agreement, when certain volume tests are met, that can be applied against the remaining principal balances of Tranches B and C through rebate credits. In the event that Tranche B and C are completely paid off, the equivalent of the above rebate credits and additional volume discounts can be applied in reduction of Tranche D through rebate credits and in the event that all Tranches are completely paid-off, such rebate credits and volume discounts will be paid in cash to the Company. As part of the September 2007 amendments, the parties amended the Supply Agreement to reduce the rebate credit amount currently available to apply against the required principal payments by $230,000 per quarter and provide the Company with a monthly marketing allowance to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products.
The following table shows the rebate credits received from Siemens pursuant to the Amended Supply Agreement in 2007 and the Supply Agreement in 2006 and the application of such rebate credits against principal and interest payments on Tranches B and C during each of the periods ended:

	Nine months ended		Three months ended
	September 29,	September	September 29,	September
Dollars in thousands	2007	30, 2006	2007	30, 2006

Portion applied against quarterly principal payments	$3,521	$2,276	$1,183	$803
Portion applied against quarterly interest payments	2,006	178	688	68

	$5,527	$2,454	$1,871	$871

The Tranche D line of credit is a revolver which under the December 2006 agreements was to bear interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines. As part of the September 2007 amendments, the parties agreed to increase retroactively the annual interest rate to 9.5%, which resulted in a catch up interest payment to Siemens of approximately $217,000, representing the difference between the interest accrued between January 1, 2007 and August 31, 2007 at 5% and at 9.5%. This increase in interest rate was offset with a corresponding retroactive additional marketing allowance to reimburse the Company’s advertising expense for promoting its business and Siemens’ products
The amended credit agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2006. On September 28, 2007, the parties amended the agreement to extend the payment date for approximately $4.2 million under the $20 million line of credit on Tranche D to December 19, 2008. In exchange, the Company agreed to reduce its additional marketing allowance received, discussed in the preceding paragraph, by calculating the amount of the allowance using a base interest rate of 6% instead of 5% until such time the $4.2 million is fully repaid.

HearUSA, Inc
Notes to Consolidated Financial Statements
Under the terms of the amended credit agreement, after a three-year waiting period Siemens has the right to convert approximately $21.2 million of the outstanding debt at $3.30 per share (representing approximately 6.4 million shares or 19.99% of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or failure of HearUSA to make the required principal prepayments. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. This agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event will register the shares within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to Siemens for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement. On June 30, 2007, the Company filed the required Form S-3 Form to register the shares for resale and the registration statement was declared effective September 26, 2007.
In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving an entity in the hearing aid industry.
The Siemens credit facility is secured by substantially all of the Company’s assets.
The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the Amended Supply Agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Credit or Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.
These financing transactions were assessed under EITF 94-18, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements,” and determined to be a modification. In accordance with EITF 94-18, unamortized financing fees will be amortized over the extended life of the agreement.
These transactions are recorded in accordance with Emerging Issues Task Force Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, at the time of the December 2006 issuance, assuming the most favorable conversion price at the closing date and no changes to the current circumstances except for the passage of time, no beneficial conversion feature should be recognized at the date of closing for the amount available under the credit agreement ($50 million). However, each subsequent draw down has to be analyzed regarding bifurcation and beneficial conversion features. Beneficial conversion features could be recorded in the future if the embedded feature is in the money as of the date of the future drawdown.
Notes payable from business acquisitions and other
Notes payable from business acquisitions totaling approximately $8.2 million at September 29, 2007 (see note 2) and approximately $7.0 million at December 30, 2006 are payable in monthly or quarterly installment varying from $8,000 to $255,000 over periods varying from 2 to 5 years and bear interest at rates varying from 5.0% to 7.0%. In accordance with APB 21, the Company has recorded the notes at their present value by discounting future payments at an imputed rate of interest. Other notes totaling approximately $551,000 at September 29, 2007 and approximately $226,000 at December 30, 2006, relating mostly to capital leases, are payable in monthly or quarterly installment varying from $1,000 to $10,000 over periods varying from 1 to 3 years and bear interest at rates varying from 9.1% to 13.7%. In accordance with APB 21, the Company has recorded the notes at their present value by discounting future payments at an imputed rate of interest.

HearUSA, Inc
Notes to Consolidated Financial Statements
4. Convertible Subordinated Notes
On April 9, 2007, the Company entered into a transaction with the holders of 14 of 15 outstanding notes originally issued in December 2003 through a private placement of $7.5 million of subordinated notes and related warrants. These holders converted the balance of their notes into approximately 3.1 million common shares, after a prepayment of approximately $409,000 by the Company and exercised approximately 2.5 million warrants for a consideration of approximately $1.7 million, or $0.70 per share. The Company also paid down $375,000 of the approximate $417,000 outstanding balance to the non-participating note holder on the closing date. This transaction resulted in a non-cash charge of approximately $2.6 million due to the acceleration of the remaining balance of the debt discount amortization for approximately $1.2 million and the reduction in the price of the warrants for approximately $1.4 million recorded in the second quarter of 2007. The remaining principal balance of approximately $42,000 owed to the non-participating note holder was converted to common stock in June 2007.
During the first nine months of 2007 and 2006, approximately $3.2 million and $2.0 million, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees, a debt discount amortization charge and deemed dividend related to the reduction in the price of the warrants of approximately $3.0 million (including the $2.6 million charge indicated above related to the conversion and exercise of warrants) and non-cash prepaid finder fees and a debt discount amortization of $911,000, respectively.
These convertible subordinated notes were originally convertible at $1.75 per share and the warrants could be exercised at $1.75 per share. The quoted closing market price of the Company’s common stock on December 11, 2003, the commitment date, was $2.37 per share. The notes bore interest at 11% annually for the first two years and then at 8% for the remainder of their term. The Company recorded a debt discount of approximately $7.5 million consisting of the intrinsic value of the beneficial conversion feature of approximately $4.5 million and the portion of the proceeds allocated to the warrants issued to the investors of approximately $3.0 million, using a Black-Scholes option pricing model, based on the relative fair values of the investor warrants and the notes. The debt discount was being amortized as interest expense over the five-year term of the note using the effective interest method. The notes were subordinated to the Siemens notes payable.
In addition to the 2.6 million investor warrants issued to the investors in the financing, the Company also issued 117,143 common stock purchase warrants with the same terms as the investor warrants and paid cash of approximately $206,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $220,000 using a Black-Scholes option pricing model. The total of such costs of approximately $426,000 were being amortized as interest expense using the effective interest method over the five-year term of the notes.
5. Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring on November 22, 2008. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date for this transaction was $1.63 per share. The notes bear interest at 7% per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The notes are subordinate to the Siemens notes payable.
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model.

HearUSA, Inc
Notes to Consolidated Financial Statements
The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method. In addition to the Note Warrants the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three-year term of the notes. During the first nine months of 2007 and 2006, approximately $668,000 and $1.1 million respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $405,000 and $670,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense in future years total approximately $91,000 for the remainder of 2007 and $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the unamortized debt discount and prepaid financing fees in the period in which the retirement occurs.
At issuance, the Company agreed to register the common shares underlying the warrant shares and to maintain such registration during the three-year period ending September 2008 so that the warrant holders could sell their shares if the Note Warrants were exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three-year period was recorded as a warrant liability of $1.9 million based on the fair value of the warrants, using a Black-Scholes option pricing model at issuance. Any gains or losses resulting from changes in fair value from period to period were recorded in interest expense. As the holders exercise their Note Warrants, the applicable portion of the liability would be reclassified to additional paid in capital. During the third quarter of 2006 the Company renegotiated its registration obligations with the Note Warrant holders to eliminate the penalty provisions of the registration rights agreement for failure to keep the registration active. Holders of eighty-six percent of the Note Warrants agreed to the changes. For those who agreed to the changes, the value of the Note Warrant was calculated at the date the amended registration rights agreement was signed and approximately $918,000 was reclassified from warrant liability to additional paid in capital. Effective January 1, 2007, under FSP EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The remaining warrant liability balance at that date of approximately $110,000 was reclassified to additional paid-in capital.
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. Approximate annual aggregate amount of maturities of such notes maturing in future years is approximately $440,000 for the remainder of 2007 and approximately $1.5 million in 2008.
6. Stockholders’ Equity
Common stock
As discussed in Note 4, during the nine months ended September 29, 2007, approximately 2.5 million warrants were exercised at an exercise price of $0.70 and approximately 3.2 million shares of common stock were issued in connection with the conversion of the 2003 Convertible Subordinated Notes. Employee stock options for 25,000 shares of common stock were also exercised.
7. Stock-based Compensation
Under the terms of the company’s stock-based compensation plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted as well as other equity-based compensation.

HearUSA, Inc
Notes to Consolidated Financial Statements
For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense total approximately $386,000 and $721,000 in the first nine months of 2007 and 2006, respectively. As of September 29, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years.
Stock-based Payment Award Activity
The following table provides additional information regarding options outstanding and options that were exercisable as of September 29, 2007 (options and in the money values in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value

Outstanding at December 30, 2006	5,373	$1.31
Granted	630	$1.47
Exercised	(25)	$0.67		$23,063
Forfeited/expired/cancelled	(143)	$3.48

Outstanding at September 29, 2007	5,835	$1.28	6.44	$2,756

Exercisable September 29, 2007	4,213	$1.23	5.68	$2,425

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 29, 2007. At September 29, 2007 the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $156,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the nine months ended September 29, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 30, 2006	2,211	$1.25
Granted	630	$1.47
Vested	(1,115)	$1.23
Forfeited unvested	(103)	$1.92

Non-vested at September 29, 2007	1,623	$1.28

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

HearUSA, Inc
Notes to Consolidated Financial Statements
The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total
For the nine months ended:
Hearing aids and other products revenues
September 29, 2007	$70,019	$88	—	—	$70,107
September 30, 2006	$61,504	$50	—	—	$61,554

Service revenues
September 29, 2007	$3,996	—	$1,182	—	$5,178
September 30, 2006	$3,275	—	$1,122	—	$4,397

Income (loss) from operations
September 29, 2007	$15,741	$(30)	$826	$(11,578)	$4,959
September 30, 2006	$13,461	$(110)	$631	$(10,273)	$3,709

As of and for the nine months ended:
September 29, 2007
Depreciation and amortization	$1,323	—	$39	$233	$1,597
Total assets	$75,580	—	$923	$17,528	$94,031
Capital expenditures	$460	—	—	$91	$551

September 30, 2006
Depreciation and amortization	$1,328	—	$3	$146	$1,477
Total assets	$66,214	—	$931	$12,298	$79,443
Capital expenditures	$580	—	—	$489	$1,069
Hearing aids and other products revenues as a percentage consisted of the following:

	Nine months ended
	2007	2006

Hearing aid revenues	95.4%	95.9%
Other products revenues	4.6%	4.1%
Services revenues as a percentage consisted of the following:

	Nine months ended
	2007	2006

Hearing aid repairs	49.5%	52.4%
Testing and other income	50.5%	47.6%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Nine months ended
	2007	2006

General and administrative expenses	$(11,306)	$(10,127)
Deprecation and amortization	$(272)	$(146)

Corporate loss from operations	$(11,578)	$(10,273)

HearUSA, Inc
Notes to Consolidated Financial Statements
Information concerning geographic areas:
As of and for the nine months ended September 29, 2007 and September 30, 2006:

	United States	Canada	United States	Canada
	2007	2007	2006	2006

	$	$	$	$

Hearing aid and other product revenues	61,097	9,010	54,596	6,958

Service revenues	4,768	410	4,076	321

Long-lived assets	62,915	15,406	54,682	11,336

Total assets	75,323	18,648	65,856	13,587

10. Income Taxes
Uncertain Income Tax Positions
We file income tax returns with the U.S. Internal Revenue Service, with various states and in various foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.
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
Foreign: We began foreign operations in 2002. We are subject to tax examinations by foreign tax authorities for all such years of operation.
As a result of our January 1, 2007 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $11 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. As of September 29, 2007, the total amount of gross unrecognized tax benefits was $11 million, with no accrued interest and penalties on such unrecognized tax benefits.
The net unrecognized tax benefits, if recognized, would impact the effective tax rate as of December 30, 2006 and September 29, 2007, due to the effect of our full net deferred tax asset valuation allowance.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
Under Section 382 of the Internal Revenue Code, certain significant changes in ownership of the Company may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of pre-Section 382 ownership change tax losses for federal income tax purposes would be limited to approximately $2 million per year. As a result, federal net operating losses may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes. A more detailed calculation will be prepared once we have taxable income reportable under federal and state laws.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and revenues target of $102 million to $107 million in 2007; expectations that the positive trend in average selling prices and comparable center revenues will continue for the remainder of the year, that the new Coach Shula TV campaign will continue showing benefits in the fourth quarter of 2007 to return to historical marketing cost levels, for the balance of the year, the new compensation program should have a positive impact on the Company’s average unit selling price and that the Company will continue to see increase in revenues from the centers acquired within the last twelve months; expectation that in the remainder of 2007 the total cost of products sold before the Siemens rebate credits as a percent of total net revenues will be consistent with the first nine months of 2007; expectation that in the remainder of 2007 the Siemens rebate credit in absolute dollars will remain consistent with the first nine months of 2007; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of total net revenues, expectations that the general and administrative expenses for the reminder of the year to be consistent with the first nine months of the year when looked at in dollars and excluding the professional fees related to the restatement; expectations that income from operations, in percentage of total net revenues to be in the 7% and 9% range for the remainder of the year and long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12%. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, and those risks described in the Company’s annual report on Form 10-K for fiscal year 2006 filed with the Securities and Exchange Commission.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
During the quarter, the Company completed four acquisition transactions involving eight centers with aggregate annual estimated revenues of approximately $2.8 million, which brings the total transactions for the first nine months of 2007 to ten, involving fourteen centers with aggregate estimated annual revenues of approximately $6.9 million. At the time of this filing, two additional transactions involving three centers with aggregate annual estimated revenues of approximately $2.0 million were completed after the quarter and we have ten non-binding letters of intent to acquire fourteen centers with aggregate annual estimated revenues of approximately $5.8 million. The average number of centers in the first nine months 2007 was approximately 169, compared to approximately 141 in the same period of 2006.
At the end of September 2007, the Company amended its agreements with Siemens. The amended terms, among other things, extended the payment date of the existing $4.2 million payment from Tranche D to December 19, 2008. The interest rate for Tranche D will increase to 9.5% effective October 1, 2007. Siemens has agreed to provide the Company with a marketing allowance to support HearUSA in developing and promoting its business and advertising Siemens products which will essentially offset this additional interest cost. The Company and Siemens agreed to other changes to their agreements relating to payments and corresponding rebates as well as rights under the investor rights agreement. As part of the existing $50 million credit line, Siemens also agreed to provide an additional $3 million for operating capital, as needed, until December 2008. Any draw down on this new line will require monthly interest only payments at 9.5% with the principal due December 19, 2008 (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein).

Also, at the end of the third quarter and during the month of October 2007, the Company initiated and completed its cost reduction program, as previously announced, reducing annual corporate overhead by approximately $1 million. These reductions which are effective in the fourth quarter of 2007, required severance arrangements totaling approximately $291,000, which will be taken in that quarter.
RESULTS OF OPERATIONS
For the three months ended September 29, 2007 compared to the three months ended September 30, 2006
Revenues

Revenues (dollars in thousands)	2007	2006	Change	% Change

Hearing aids and other products	$25,050	$20,519	$4,531	22.1%
Services	1,812	1,523	289	19.0%

Total net revenues	$26,862	$22,042	$4,820	21.9%

	2007	2006	Change	% Change (3)

Revenues from centers acquired in 2006 (1)	$1,416	$—	$1,416	6.4%

Revenues from centers acquired in 2007	1,896	—	1,896	8.6%

Total Revenues from acquired centers	$3,312	$—	$3,312	15.0%

Revenues from comparable centers (2)	$23,550	$22,042	$1,508	6.9%

Total net revenues	$26,862	$22,042	$4,820	21.9%

(1)	Represents that portion of revenues from the 2006 acquired centers recognized for those acquisitions that had less than one full quarter of revenues recorded in the third quarter 2006 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total third quarter 2006 net revenues.
The $4.8 million or 21.9% increase in net revenues over 2006 is mostly attributable to the centers acquired within the last twelve months which generated approximately $3.3 million in net revenues or 15.0% over 2006. Comparable centers net revenues increased approximately $1.5 million or 6.8% above the 2006 total net revenues. The increase in comparable centers revenues in the third quarter when compared to the same period of 2006 is attributable to an increase in the average unit selling price. The comparable centers total net revenues also include a favorable impact of $252,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007.
In total in the third quarter of 2007, there was an 8.3% increase in the number of hearing aids sold over the same period in 2006 due to the additional number of centers resulting from acquisitions made within the last twelve months, which increased by approximately 14.9% on average. This increase also included a 12.3% increase in the average unit selling price mostly attributable to a different mix of products sold and promotions coupled with the implementation of a new compensation program. Service revenues increased approximately $289,000, or 19.0% over last year due in part to the additional number of centers and the implementation of better controls over the amounts charged for these types of services as well as an increase in the network business segment net revenues due to additional contracts.
Management expects to see the positive trend in average selling prices and comparable center revenues continue for the remainder of the year. Management also expects to continue to see increases in revenues from the centers acquired within the last twelve months resulting both from the effect of acquisitions made in preceding quarters and new acquisitions to be closed during the remainder of 2007.

Cost of Products Sold and Services

Cost of products sold and services (dollars in thousands)	2007	2006	Change	%

Hearing aids and other products	$6,807	$6,491	$316	4.9%
Services	499	511	(12)	(2.3)%

Total cost of products sold and services	$7,306	$7,002	$304	4.3%

Percent of total net revenues	27.2%	31.8%	(4.6)%	(14.4)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Siemens rebate credits included above (dollars in thousands)	2007	2006	Change	%

Base required payments on Tranches A and C forgiven	$1,043	$730	$313	42.9%

Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	140	73	67	91.8%

Interest expense on Tranches A, B and C forgiven	688	68	620	911.8%

Total Siemens rebate credits	$1,871	$871	$1,000	114.8%

Percent of total net revenues	7.0%	4.0%	3.0%	75.0%

The decrease of total cost of products sold and services, as a percentage of total net revenues, is primarily due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006, as indicated in the above table. Cost of products sold before the impact of the Siemens rebate credits, as a percent of total net revenues, were 34.2% in the third quarter of 2007 compared to 35.7% in the third quarter of 2006. This decrease is due to a different mix of products sold, primarily in a reduction in the level of products delivered related to Florida Medicaid from the third quarter 2006 to the third quarter 2007, which had a very low margin. For the remainder of the year, management expects the cost of products sold, as a percent of total net revenues and before the impact of the Siemens rebate credits, to remain consistent with the first nine months of the year.
Regarding the Siemens rebate credits, following the amendments made at the end of September 2007, the base required payment on Tranche A and C subject to the rebate credits will be reduced by $230,000 per quarter beginning in the fourth quarter of 2007 and until the end of the term of the agreements. Such reduction will however be offset by a corresponding marketing allowance to support HearUSA in developing and promoting its business and advertising Siemens products. This additional marketing allowance will be recorded as a reduction in general and administrative expense (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein).
Expenses

Operating expenses (dollars in thousands)	2007	2006	Change	%

Center operating expenses	$12,585	$10,598	$1,987	18.8%

Percent of total net revenues	46.9%	48.1%	(1.2)%	(2.5)%

General and administrative expenses	$3,890	$3,540	$350	9.9%

Percent of total net revenues	14.5%	16.1%	(1.6)%	(9.9)%

Depreciation and amortization	$572	$497	$75	15.1%%

Percent of total net revenues	2.1%	2.3%	(0.2)%	(8.7)

The increase in center operating expenses in the third quarter of 2007 is mainly attributable to additional expenses of approximately $1.2 million related to the centers acquired during the last twelve months. The remaining increase relates to an increase in incentive compensation of approximately $780,000 related to additional total net revenues and other normal annual increases. As a percent of total net revenues, center operating expenses decreased from 48.1% in the third quarter of 2006 to 46.9% in the third quarter of 2007. The average center operating expenses cost per center remained stable. Center operating expenses related to centers acquired in the last twelve months of 36.3% of related total net revenues, were lower than management expectations due to a strong performance from the acquired centers during the quarter. Management expects that center operating expenses will increase in dollars during the remainder of 2007 due to additional centers acquired in the third quarter of 2007 as well as pending acquisitions, it is expected; however, that these increases will be consistent with the current center operating expenses when viewed as a percent of total net revenues.

General and administrative expenses increased by approximately $350,000 in the third quarter of 2007 as compared to the same period of 2006. The increase in general and administrative expenses is primarily related to increase in compensation expense of approximately $282,000 related to the separation agreement entered into on October 12, 2007 with the former Chief Operating Officer of the Company. In addition, increases in professional fees, property, business interruption and directors and officer’s insurance premiums and increases in occupancy expenses were partially offset by lower non-cash charges related to stock option compensation. Management expects general and administrative expenses to decrease during the fourth quarter of 2007 and going forward following the cost reduction program implemented at the end of the third quarter. Such decrease will however be offset in the fourth quarter by the recording of severance packages related to these cost reductions.
Depreciation and amortization expense in the third quarter of 2007 remained stable compared to the same period in 2006. Depreciation was $347,000 in the third quarter of 2007 and $277,000 in the third quarter of 2006. Amortization expense was $225,000 in the third quarter 2007 and $220,000 in the third quarter 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.
Income from Operations
Income from operations increased approximately $2.1 million from $404,000 (or 1.9% of total net revenues) in the third quarter of 2006 to approximately $2.5 million (or 9.3% of total net revenues) in the third quarter of 2007. As indicated above, this increase was mostly attributable to the increase in net revenues of $4.8 million or 22% and lower cost of products sold, as a percent of total net revenues, combined with lower increases in center operating expenses and general and administrative expenses, partially offset by additional compensation expense related to the separation agreement with the former Chief Operating Officer.
Management expects its income from operations, when looked at as a percent of total net revenues to be in the 8% to 10% range in the fourth quarter of 2007 as it will be affected by the $291,000 employee severances discussed above, as well as by a lower number of business days in the quarter due to the number of holidays. The Company’s long term objective is to reach a 7% to 9% income from operations, as a percent of total net revenues.
Interest Expense

Interest expense (dollars in thousands)	2007	2006	Change	%

Notes payable from business acquisitions and others	$137	$128	$9	7.0%
Siemens Tranche C2 – Interest paid with monthly payments	—	113	(113)	(100.0)%
Siemens Tranches C1 and C3 – accrued interest added to loan balance	—	331	(331)	(100.0)%
Siemens Tranches A, B and C – interest forgiven	688	68	620	911.8%
Siemens Tranche D-paid monthly	335	—	335	—
2003 Convertible Subordinated Notes (1)	—	605	(605)	(100.0)%
2005 Subordinated Notes (2)	170	326	(156)	(47.9)%
Warrant liability change in value (3)	—	67	(67)	(100.0)%

Total interest expense	$1,330	$1,638	$(308)	(18.8)%

(1)	Includes $427,000 in 2006 of non-cash prepaid fees, debt discount amortization and deemed dividend.
(2) Includes $113,000 in 2007 and $201,000 in 2006 of non-cash debt discount amortization.
(3)	Relates to the change in value of the warrants related to the 2003 Subordinated Notes and is a non-cash item.
The $308,000 decrease in interest expense in the third quarter of 2007 is mostly attributable to the conversion of the 2003 Convertible Subordinated Notes in the second quarter of 2007. This decrease was offset by additional interest on the new Siemens Tranche D with a balance of $7.2 million at the beginning of the year, which did not exist in the third quarter of 2006, additional interest on the new promissory notes issued for business acquisitions during 2006, partially offset by reductions due to lower principal balances following the quarterly repayments made, as well as additional interest on Siemens Tranche C due to higher average balance in the third quarter of 2007 compared to 2006. 2006 also benefited from a reduction on interest due to reduction in value of the warrant liability which did not exist in 2007.

Income Taxes
The Company has temporary timing differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be used. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability on the Company’s balance sheet and were approximately $680,000 at December 30, 2006.
During the third quarter, the Company recorded a deferred tax expense of approximately $284,000 compared to approximately $257,000 in the third quarter of 2006 related to estimated taxable income generated by the Canadian operations during the quarter and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $129,000 is due to the estimated utilization of deferred tax benefit previously recorded as discussed above. The deferred income tax expense recorded of approximately $156,000 was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and that the timing of reversing the liability is unknown.
Minority Interest
During the third quarter of 2007, HEARx West, the Company’s fifty percent owned joint venture; generated net income of approximately $774,000. The Company recorded a minority interest equal to 50% of the venture’s net income, as an expense in the Company’s consolidated statements of operations and with a corresponding liability on its consolidated balance sheets. The minority interest for the third quarter of 2007 was approximately $394,000 compared to $322,000 in the same period of 2006.
Net Income (Loss) Applicable to Common Stockholders
The increase in the net income applicable to common stockholders to approximately $488,000 in the third quarter of 2007, or $0.01 per share, from a net loss applicable to common stockholders of approximately $1.7 million in the third quarter of 2006, or $0.05 per share, is mostly attributable to the increase in net revenues of $4.8 million and lower cost of products sold, as a percent of total net revenues, combined with lower increase in center operating expenses and general and administrative expenses, these improvements were partially offset by the additional compensation expense related to the separation agreement with the former Chief Operating Officer.
For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Revenues

Revenues (dollars in thousands)	2007	2006	Change	% Change

Hearing aids and other products	$70,107	$61,554	$8,553	13.9%
Services	5,178	4,397	781	17.8%

Total net revenues	$75,285	$65,951	$9,334	14.2%

	2007	2006	Change	% Change (3)

Revenues from centers acquired in 2006 (1)	6,851	$—	$6,851	10.4%

Revenues from centers acquired in 2007	3,231	—	3,231	4.9%

Total Revenues from acquired centers	$10,082	$—	$10,082	15.3%

Revenues from comparable centers (2)	$65,203	$65,951	$(748)	(1.1)%

Total net revenues	$75,285	$65,951	$9,334	14.2%

(1)	Represents that portion of revenues from the 2006 acquired centers recognized for those acquisitions that had less than one full quarter of revenues recorded in the first nine months of 2006 due to the timing of their acquisition.
(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.
(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total first nine months of 2006 net revenues.

The $9.3 million or 14.2% increase in net revenues over 2006 is a result of revenues from the centers acquired within the last twelve months which generated approximately $10.1 million or 15.3% over 2006, offset by a decrease in net revenues from comparable centers of approximately $748,000 or 1.1% below the 2006 total net revenues level. The slight decline in revenues from comparable centers in 2007 when compared to the same period of 2006 is attributable to a decrease in the number of hearing aids sold. The comparable centers total net revenues also include a favorable impact of $244,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007.
In total in the first nine months of 2007 there was a 8.9% increase in the number of hearing aids sold over the same period in 2006 due to the additional number of centers in the first nine months of 2007 resulting from acquisitions made within the last twelve months, which increased by approximately 21.7% on average. In addition, the average unit selling price increased by 4.1%, mostly attributable to a different mix of products sold, promotions and the implementation of a new compensation program. Service revenues increased approximately $781,000, or 17.8% over last year, due in part to the additional number of centers and the implementation of better controls over the amount charged for these types of services.
Cost of Products Sold and Services

Cost of products sold and services (dollars in thousands)	2007	2006	Change	%

Hearing aids and other products	$18,576	$18,677	$(101)	(0.5)%
Services	1,531	1,298	233	17.9%

Total cost of products sold and services	$20,107	$19,975	$132	0.7%

Percent of total net revenues	26.7%	30.3%	(3.6)%	(11.9)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Siemens rebate credits included above (dollars in thousands)	2007	2006	Change	%

Base required payments on Tranches A and C forgiven	$3,127	$2,190	$937	42.8%

Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	394	86	308	358.1%

Interest expense on Tranches A, B and C forgiven	2,006	178	1,828	1,027.1%

Total Siemens rebate credits	$5,527	$2,454	$3,073	125.2%

Percent of total net revenues	7.3%	3.7%	3.6%	97.3%

The decrease of total cost of products sold and services, as a percentage of total net revenues, is primarily due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006, as shown in the above table. Cost of products sold before the impact of the Siemens rebate credits, in percent of total net revenues, were 34.0% in both the first nine months of 2007 and 2006.
Expenses

Operating expenses (dollars in thousands)	2007	2006	Change	%

Center operating expenses	$37,316	$30,663	$6,653	21.7%

Percent of total net revenues	49.6%	46.5%	3.1%	6.7%

General and administrative expenses	$11,306	$10,127	$1,179	11.6%

Percent of total net revenues	15.0%	15.4%	(0.4)%	(2.6)%

Depreciation and amortization	$1,597	$1,477	$120	8.1%

Percent of total net revenues	2.1%	2.2%	(0.1)%	(4.5)%

The increase in center operating expenses in the first nine months of 2007 is mainly attributable to additional expenses of approximately $4.4 million related to the centers acquired during the last twelve months and the additional cost of the Coach Shula TV campaign of approximately $741,000. The remaining increase relates to increase in incentive compensation of approximately $1.5 million related to additional total net revenues and other normal annual increases. As a percent of total net revenues, center operating expenses increased from 46.5% in the first nine months of 2006 to 49.6% in the first nine months of 2007. This increase is due in part to the additional marketing expense discussed above, which corresponds to approximately 1.0% of total net revenues and the decline in comparable centers total net revenues. Excluding the additional marketing charge, the average center operating expenses cost per center remained stable. Center operating expenses related to centers acquired in the last twelve months, at 43.7% of related total net revenues, were in line with management expectations.
The increase in general and administrative expenses is primarily attributable to increases in wages due to the separation agreement with the former Chief Operating Officer, normal merit increases, professional fees related to the restatement of prior years financial statements, increases in property and business interruption and directors and officers insurance premiums and increases in occupancy expenses. These increases were however partially offset by a reduction of the non-cash charge of stock-based compensation.
Depreciation and amortization expense in 2007 remained stable compared to the same period in 2006. Decreases as certain property and equipment become fully depreciated were offset by increases due to the acquisition of fixed assets and intangible assets during 2007. Depreciation was $971,000 in 2007 and $877,000 in 2006. Amortization expense was $626,000 in 2007 and $600,000 in 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.
Income from Operations
Income from operations increased approximately $1.3 million from $3.7 million (or 5.7% of total net revenues) in the first nine months of 2006 to approximately $5.0 million (or 6.6% of total net revenues) in the first nine months of 2007. As indicated above, this increase was primarily attributable to the increase in net revenues of approximately $9.3 million or 14.2%. The benefit of this increase, combined with lower cost of products sold, as a percent of total net revenues, and the lower increase in general and administrative expenses were partially offset by the additional marketing expense and restatement costs, which all together accounted for approximately $1 million, or 1.4% of total net revenues, as well as the additional compensation expense related to the separation agreement with the former Chief Operating Officer.
Interest Expense

Interest expense (dollars in thousands)	2007	2006	Change	%

Notes payable from business acquisitions and others	$368	$197	$159	86.8%
Siemens Tranche C2 – Interest paid with monthly payments	—	320	(320)	(100.0)%
Siemens Tranches C1 and C3 – accrued interest added to loan balance	—	951	(951)	(100.0)%
Siemens Tranches A, B and C – interest forgiven	2,006	190	1,816	955.8%
Siemens Tranche D-paid monthly	512	—	512	—
2003 Convertible Subordinated Notes (1)	3,153	1,950	1,213	61.7%
2005 Subordinated Notes (2)	668	1,078	(410)	(38.0)%
Warrant liability change in value (3)	—	(250)	250	(100.0)%

Total interest expense	$6,707	$4,436	$2,271	51.2%

(1)	Includes $2.6 million in 2007 and $1.4 million in 2006 of non-cash prepaid fees, debt discount amortization and deemed dividend.
(2)	Includes $405,000 in 2007 and $670,000 in 2006 of non-cash debt discount amortization.
(3)	Relates to the change in value of the warrants related to the 2003 Subordinated Notes and is a non-cash item.
The increase in interest expense in 2007 is attributable to the additional interest on the new Siemens Tranche D with a balance of $7.2 million at the beginning of the year, which did not exist in 2006 and additional interest on the new promissory notes issued for business acquisitions during 2006 and non-cash interest charges of approximately $2.6 million for the early conversion of the 2003 Convertible Subordinated Notes, partially offset by reductions due to lower principal balances following the quarterly repayments made, as well as additional interest on Siemens Tranche C due to higher average balance in the first nine months of 2007 compared to 2006. 2006 also benefited from a reduction on interest due to reduction in value of the warrant liability which did not exist in 2007.

Income Taxes
The Company has temporary timing differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be used. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability on the Company’s balance sheet and were approximately $680,000 at December 30, 2006.
During the first nine months of 2007, the Company recorded a deferred tax expense of approximately $634,000 compared to approximately $838,000 in 2006 related to estimated taxable income generated by the Canadian operations during the quarter and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $287,000 is due to the estimated utilization of deferred tax benefit previously recorded as discussed above. The deferred income tax expense recorded of approximately $346,000 was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and that the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded for these two items as long as the Canadian operations generate taxable income and/or tax deductible goodwill exist for US tax purposes. Tax deductible goodwill with a balance of approximately $21.3 million at December 30, 2006 will continue to increase as we continue to purchase the assets of businesses.
Minority Interest
During the first nine months of 2007, HEARx West, the Company’s fifty percent owned joint venture, generated net income of approximately $2.2 million. The Company recorded a minority interest equal to 50% of the venture’s net income as an expense in the Company’s consolidated statements of operations and a corresponding liability on its consolidated balance sheets. The minority interest for the first nine months of 2007 was approximately $1.1 million, compared to $384,000 in the same period of last year. This increase is due to the fact that the minority interest started to be calculated toward the end of the second quarter of last year.
Net Income/Loss Applicable to Common Stockholders
The increase in the net loss applicable to common stockholders to approximately $3.5 million in the first nine months of 2007, or $0.10 per share, from a net loss applicable to common stockholders of approximately $1.7 million, or $0.05 per share, in the first nine months of 2006 is mostly attributable to the non-cash charge of approximately $2.6 million ($0.07 per share) related to the conversion of the 2003 Convertible Notes and exercise of related warrants, the additional marketing and restatement costs discussed above totaling approximately $1 million ($0.03 per share), the additional compensation expense related to the separation agreement with the former Chief Operating Officer of approximately $282,000 ($0.01 per share),and the increase in the minority interest charge of approximately $716,000 ($0.02 per share), as explained above. These additional charges were partially offset with the benefits the 14.2% increase in net revenues and lower cost of products sold, as percent of total net revenues, as well as lower increase in general and administrative expenses.
LIQUIDITY AND CAPITAL RESOURCES
Siemens Transaction
On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc.

Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the December 2006 closing date, $2.2 million of accounts payable was transferred to the newly available credit and the Company drew down an additional $5 million in cash in January 2007. Effective on September 28, 2007 the parties made several additional changes to the credit and supply agreements.
The credit facility is for up to $50 million and its term extends to February 2013. The first $30 million of the line is structured in two tranches, Tranche B and Tranche C, and all of it now bears interest at 9.5%. Tranche B is a revolver established to accommodate funding for acquisitions by the Company. The Company may borrow under Tranche B up to a $30 million limit, less any amounts then outstanding under Tranche C. Required quarterly payments of principal corresponding to $65 per Siemens unit sold by the acquired centers plus interest thereon under Tranche B are subject to rebate credits described below. Additional loans may be made to the Company under Tranche C for certain acquisitions, up to a $30 million limit, less any amounts then outstanding under Tranche B. In December 2006, the Company agreed to make quarterly installment payments on Tranche C of $730,000 of principal plus interest thereon, which quarterly payments were also subject to rebate credits described below. On September 28, 2007, the parties amended the credit agreement to reduce these quarterly installment payments on Tranche C from $730,000 to $500,000 of principal plus interest thereon. In addition, as part of the overall $50 million credit facility, in September Siemens agreed to provide the Company with a new $3 million Tranche E facility for working capital purposes bearing interest at 9.5% per annum. This new Tranche E expires on December 19, 2008 and the Company must make monthly interest payments, with the principal balance payable at the end of that term. There is currently no borrowing under the new Tranche E.
The required principal payments of Tranche B and Tranche C, with interest, continue to be eligible for repayment utilizing rebate credits on purchases of hearing aids from Siemens, provided that the Company meets the minimum purchase requirements under the Amended Supply Agreement. Siemens will also provide the Company with a minimum of an additional $1.25 million per annum of volume discounts under the Amended Supply Agreement, when certain volume tests are met, that can be applied against the remaining principal balances of Tranches B and C through rebate credits. In the event that Tranche B and C are completely paid off, the equivalent of the above rebate credits and additional volume discounts can be applied in reduction of Tranche D through rebate credits and in the event that all Tranches are completely paid-off, such rebate credits and volume discounts will be paid in cash to the Company. As part of the September 2007 amendments, the parties amended the Supply Agreement to reduce the rebate credit amount currently available to apply against the required principal payments by $230,000 per quarter and provide the Company with a monthly marketing allowance to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products.
The Tranche D line of credit is a revolver which under the December 2006 agreements was to bear interest at an annual rate of 5%, interest payable monthly with the principal due and payable at the end of the term. This line is to be used primarily for acquisitions under the parties’ acquisition guidelines. As part of the September 2007 amendments, the parties agreed to increase retroactively the annual interest rate to 9.5%, which resulted in a catch up interest payment to Siemens of approximately $217,000, representing the difference between the interest accrued between January 1, 2007 and August 31, 2007 at 5% and at 9.5%. This increase in interest rate is however offset with a corresponding retroactive additional marketing allowance to reimburse the Company’s advertising expense for promoting its business and Siemens’ products, which will represent the increase in interest payment had the interest rate remained at 5%.

The amended credit agreement provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as that term is defined in the Amended Credit Agreement), and by paying over to Siemens 25% of proceeds from equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2006. On September 28, 2007, the parties amended the agreement to extend the payment date for approximately $4.2 million under the $20 million line of credit on Tranche D to December 19, 2008. In exchange, the Company agreed to reduce its additional marketing allowance received, discussed in the preceding paragraph, by calculation the amount of the allowance using a base interest rate of 6% instead of 5% until such time the $4.2 million is fully repaid.
Under the terms of the amended credit agreement, after a three-year waiting period, Siemens has the right to convert approximately $21.2 million of the outstanding debt at $3.30 per share (representing approximately 6.4 million shares, of the Company’s outstanding common stock at the time of the closing). Siemens will have the right to convert prior to the end of the three-year holding period in the event of a change of control of HearUSA, a default by HearUSA under the agreements or certain principal prepayments by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.5 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. The investor rights agreement states the Company will use its best effort to register the shares underlying the conversion option and in any event will register the shares within 180 days after the date of the agreement. The agreement further states that the parties acknowledge and agree that although the Company is obligated to use its best efforts to effect the registration of the securities in accordance with the terms of the agreement, the Company will not be liable to the Investor for liquidated damages or penalties in the event its best efforts are insufficient to accomplish the intent of the agreement. On June 30, 2007, the Company filed the required Form S-3 Form to register the shares for resale and the registration statement was declared effective September 26, 2007.
In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving a person in the hearing aid industry.
The Siemens credit facility is secured by substantially all of the Company’s assets.
The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the Amended Supply Agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the Amended Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the Amended Supply Agreement could have a material adverse effect on the Company’s financial condition and continued operations.
Working Capital
The working capital deficit decreased approximately $4.4 million to approximately $10.5 million as of September 29, 2007 from approximately $14.9 million as of December 30, 2006. The decrease in the deficit is attributable to a decrease of approximately $2.5 million in current maturities of convertible subordinated notes, a decrease of approximately $1.9 million in current maturities of long-term debt and an excess of cash provided by financing activities of approximately $422,000 over cash used for investing activities.

The working capital deficit of approximately $10.3 million includes approximately $2.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In the first nine months of 2007, the Company generated income from operations of approximately $5.2 million compared to $3.7 million in the first nine month of 2006. Cash and cash equivalents as of September 29, 2007 were approximately $3.5 million.
Cash Flows
Net cash provided by operating activities in 2007 decreased approximately $1.7 million compared to the same period in 2006, this decrease is mainly attributable to a decrease in cash provided by operating activities before changes in non-cash working capital items of approximately $1.7 million from one period to another.
During 2007, cash of approximately $4.0 million was used to complete the acquisition of centers, a decrease of approximately $2.6 million over the $6.6 million spent on acquisitions in 2006. It is expected that additional funds will continue to be used for acquisitions during the remainder of 2007. The source of these funds is expected to be primarily the Siemens acquisition line of credit. The reduction of approximately $518,000 in the purchase of property and equipment is due in part to the use of capital leases for approximately $416,000 in 2007 and lower expenditures related to upgrades of centers or relocations in 2007 compared to 2006. Management expects to continue the use of capital leases to finance its purchase of property and equipment when appropriate and cost effective.
In 2007, funds of approximately $4.8 million were used to repay long-term debt. In 2007, proceeds of $5 million were received from the Siemens Tranche D and $4.0 million from the Siemens Tranches B and C used for acquisitions. The Company expects to continue to draw additional money from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its 2007 acquisitions. The Company also made distributions to minority interest related to its HEARx West joint venture with Kaiser in the amount of approximately $890,000. Such distribution did not exist in prior years.
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
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 30, 2007:

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years

Long-term debt (1)	$43,723	$6,471	$13,882	$5,555	$17,815
Subordinated notes	1,980	1,980	—	—	—

Subtotal of obligations recorded on balance sheet	45,703	8,451	13,882	5,555	17,815
Interest to be paid on long-term debt (2)	13,380	3,626	5,278	3,906	570
Interest to be paid on subordinated notes	76	76	—	—	—
Operating leases	19,633	5,846	8,765	3,389	1,633
Employment agreements	3,997	2,039	1,958	—	—
Purchase obligations	300	300	—	—	—

Total contractual cash obligations	$83,089	$20,388	$29,883	$12,850	$20,018

(1)	Approximately $27.8 million can be repaid through preferred pricing reductions from Siemens, including $2.6 million in less than 1 year and $5.3 million in years 2-3, $5.1 million in years 4-5 and $14.8 million in more than 5 years.
(2)	Interest on long-term debt includes the interest on the new Tranches A, B and C that can be repaid through rebate credits reductions from Siemens pursuant to the Amended and Restated Credit Agreement, including $2.5 million in less than 1 year and $4.3 million in years 2-3, $3.3 in years 4-5 and $473,000 in more than 5 years. Interest repaid through preferred pricing reductions was $2.0 million in the first nine months of 2007. (See Note 3 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

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
Vendor Rebates
The Company receives pricing rebates from Siemens recorded based on the earning of such rebates by meeting the compliance levels, which are based on the sale of products by the Company on a quarterly basis. The rebate relates to product sold by the Company during the respective quarters, and is included in the cost of sales upon sale of the merchandise.
Marketing Allowances
The Company receives a monthly marketing allowance from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products. The Company’s advertising rebates, which represent a reimbursement of specific incremental, identifiable advertising costs, are recorded as an offset to advertising expense. If the cash consideration exceeds the allocated cost of advertising, the excess would be recorded as a reduction of cost of goods sold.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115” (SFAS 159), which permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted provided that SFAS 157 is concurrently adopted. We do not expect SFAS 159 to have an impact on our financial statements.

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

Fixed Rate					Total
	9.5%	9.5% note	7%
	due January	Due January	Due August
	2013	2013	2008	Other
	$		$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)

2007	(660)	—	(440)	(1,176)	(2,276)

2008	(2,629)	(4,200)	(1,540)	(3,403)	(11,772)
2009	(2,629)	—	—	(2,526)	(5,155)
2010	(2,622)	—	—	(1,337)	(3,959)
2011	(2,580)	—	—	(260)	(2,840)

2012	(16,701)	(3,000)	—	—	(19,701)
2013

Total	(27,821)	(7,200)	(1,980)	(8,702)	(45,703)

Estimated fair value	(27,540)	(7,200)	(1,970)	(8,230)	(44,940)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 29, 2007. The Company’s chief executive officer and chief financial officer concluded that, as of September 29, 2007, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 6. Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2004.)

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1	Second Amendment to the Credit Agreement and First Amendment to Investor Rights Agreement and Supply Agreement dated September 28, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K, filed October 4, 2007).

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA Inc. (Registrant)
November 13, 2007	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
President/Chief Executive Officer HearUSA, Inc.

/s/ Gino Chouinard
Gino Chouinard
EVP/Chief Financial Officer HearUSA, Inc.