Form 10-K
period 2007-12-29
HEARUSA INC
filed 2008-03-28
CIK 821536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the American Stock Exchange) was approximately $51,903,072.

On February 15, 2008, 38,582,918 shares of the registrant’s Common Stock including 568,761 of exchangeable shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the 2008 Annual Meeting of the registrant’s stockholders (“2008 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I

Item 1.	Business

HearUSA, Inc. (“HearUSA” or the “Company”), was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC, a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.

At December 29, 2007, HearUSA had 185 company-owned hearing care centers in nine states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The center professionals and the network providers provide audiological testing, products and services for the hearing impaired.

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

Products

HearUSA’s centers provide a complete range of quality hearing aids, with emphasis on the latest digital technology along with assessment and evaluation of hearing. While the centers may order a hearing aid from any manufacturer, the majority of the hearing aids sold by the centers are manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiaries, Rexton and Electone. The Company has a supply agreement with Siemens for the HearUSA centers in the United States. The Company has agreed to sell certain minimum percentages of the centers’ hearing aid requirements of Siemens products. The centers also sell hearing aids manufactured by other manufacturers including Phonak, Oticon, Starkey, Sonic Innovations and Unitron.

HearUSA’s centers also offer a large selection of assistive listening devices and other products related to hearing care. Assistive listening devices are household and personal technology products designed to assist the hearing impaired in day-to-day living, including such devices as telephones and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms. Hearing loss prevention products are designed to protect against hearing loss for people exposed to loud sounds. These ancillary products include special ear molds for musicians, hunters and specialized molds for iPods and similar devices.

The hearing care network providers also provide hearing aids, assistive listening devices and other products related to hearing care as well as audiology services.

Acquisition Program

In 2007, the Company continued its strategic acquisition program in order to accelerate its growth. The program consists of acquiring hearing care centers located in the Company’s core and target markets. The Company often can benefit from the synergies of combined staffing and can use advertising more efficiently. The payment terms on a specific acquisition will typically be a combination of cash and notes. The source of funds for the cash portion of the acquisition price will be cash on hand or the Siemens acquisition credit line (see Note 6 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

In order to maximize the return on its investment in acquisitions and to ensure integration of the acquired centers, the Company has established an integration program. This program covers the implementation of our center management system, including the conversion of the acquired center patient database, transfer of vendors to the Company’s existing vendors to benefit from better pricing, employee training and marketing programs. The performance of each acquired center is monitored closely for a period of three to six months or until management is fully satisfied that the center has been successfully integrated into the Company.

Managed Care, Institutional Contracts and Benefit Providers

Since 1991, the Company has entered into arrangements with institutional buyers relating to the provision of hearing care products and services. HearUSA believes that contractual relationships with institutional buyers of hearing aids are essential to the success of the Company’s business plan. These institutional buyers include managed care companies, employer groups, health insurers, benefit sponsors, senior citizen buying groups and unions. By developing contractual arrangements for the referral of patients, the plan members have access to standardized care and relationships with local area physicians are enhanced. Critical to providing care to members of these groups are the availability of distribution sites, quality and control and standardization of products and services. The Company believes its system of high quality, uniform company-owned centers meets the needs of the patients and their hearing benefit providers and that the network providers can expand available distribution sites for these patients. In the past two years, the Company has expanded its managed care contracts into areas serviced by the affiliated network providers.

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

Marketing

HearUSA’s marketing plan includes:

•	Newspaper and Special Events: HearUSA places print ads in its markets promoting different hearing aids at a variety of technology levels and prices, along with special limited time events. Advertising also emphasizes the need to seek help for hearing loss as well as promoting the qualitative differences and advantages offered by HearUSA.

•	Direct Marketing: Utilizing HearUSA’s database, HearUSA conducts direct mailings and offers free seminars in its markets on hearing aids and hearing loss.

•	Physician Marketing: HearUSA attempts to educate both physicians and their patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices. HearUSA works to further its image as a provider of highly professional services, quality products, and comprehensive post-sale consumer education.

•	Telemarketing: HearUSA has a domestic national call center, which supports all HearUSA centers. The national call center is responsible for both inbound calls from consumers and outbound telemarketing. The Company uses a predictive dialer system which has improved call center productivity and increased the number of qualified appointments in its centers.

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

In some markets, a full range of audiovestibular testing is also available to assist in the diagnosis of medical and vestibular disorders.

Each of the 1,900 network providers operates independently from the Company. To ensure compliance with its hearing benefit programs, the Company performs annual credential verification for each of the network providers. The Company also performs random patient surveys on the quality of network providers’ services.

Revenues

For the fiscal years 2007, 2006 and 2005, HearUSA net revenues were approximately $102.8 million, $88.8 million, and $76.7 million, respectively. During these years the Company did not have revenues from a single customer which totaled 10% or more of total net revenues. Financial information about revenues by geographic area is set out in Note 20 — Segments, Notes to Consolidated Financial Statements included herein.

Segments

The Company operates three business segments: the company-owned centers, the network of independent providers and an e-commerce business line. Financial information regarding these business segments is provided in Note 20 - Segments, Notes to Consolidated Financial Statements included herein.

Centers

At the end of 2007, the Company owned 185 centers in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Missouri, North Carolina, California (through HEARx West) and the Province of

Ontario, Canada. These centers offer patients a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.

The centers owned through HEARx West are located in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2007, there were 24 full-time and 3 part-time HEARx West centers.

Under the terms of the joint venture agreement between the Company and Kaiser Permanente, HEARx West has the right of first refusal for any new centers in southern California; Atlanta, Georgia; Hawaii; Denver, Colorado; Portland, Oregon; Cleveland, Ohio; Washington, D.C. and Baltimore, Maryland. In addition, should HearUSA make a center acquisition in any of these markets, HEARx West has the right to purchase such center. Such a sale would be done at arm’s length, with HEARx West paying HearUSA an equivalent value for any of the centers it acquires.

Network

The Company sponsors a network (known as the “HearUSA Hearing Care Network”) of approximately 1,900 credentialed audiology providers that supports hearing benefit programs with employer groups, health insurers and benefit sponsors in 49 states.

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

Joint Commission on Accreditation of Healthcare Organizations

During 1998, the Company distinguished itself as an accredited healthcare organization when it earned its first three-year accreditation by the Joint Commission. Shortly after the Company was re-accredited for the third time in 2005, it received notification that the Network PPO (preferred provider organization) would not be available in subsequent re-accreditation cycles through The Joint Commission. Therefore, the Company took action to continue its pursuit of distinctive quality and will undergo health network accreditation in 2008 through Utilization Review Accreditation Commission (“URAC”), an independent nonprofit organization which is a recognized leader in promoting health care quality. URAC provides a symbol of excellence for organizations to validate their commitment to quality and accountability and ensures that all stakeholders are represented in establishing meaningful quality measures for the entire health care industry.

Center Management System, Medical Reporting and HearUSA Data Link

The Company has developed a proprietary center management and data system called the Center Management System (“CMS”). CMS primarily has two functions: to manage patient information and to process point-of-sale customer transactions. The CMS system is operated over a wide area network that links all locations with the corporate office. The Company’s wide area network leverages technologies including data and telephony deliveries. This system is only used in the company-owned centers. As the Company acquires new centers, a critical part of the integration process is the inclusion of the new center into the CMS. We added 24 centers in the CMS in 2007 and 31 in 2006.

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

Competition

The U.S. hearing care industry is highly fragmented with approximately 9,000 independent practitioners providing hearing care products and services. The Company competes on the basis of price and service and, as described above, tries to distinguish itself as a leading provider of hearing care to health care providers and the self-pay patient. The Company competes for the managed care customer on the basis of access, quality and cost.

In the Canadian Province of Ontario, the traditional hearing instrument distribution system is primarily made up of small independent practices where associations are limited to two or three centers. Most centers are relatively small and are located in medical centers, professional centers or in small shopping centers.

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

Reliance on Manufacturers

The Company’s supply agreement with Siemens requires that a significant portion of the company-owned centers’ sales will be of Siemens devices. Siemens has a well-diversified product line (including Rexton and Electone) with a large budget devoted to research and development. However, there can be no guarantee that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected.

In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HearUSA has not experienced any significant disruptions in supply in the past.

Regulation

Federal

The practice of audiology and the dispensing of hearing aids are not presently regulated on the federal level in the United States. The United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care industry. The FDA enforces regulations that deal specifically with the manufacture and sale of hearing aids. FDA requires that all dispensers meet certain conditions before selling a hearing aid relating to suitability of the patient for hearing aids and the advisability of medical evaluation prior to being fitted with a hearing aid. The FDA requires that first time hearing aid purchasers receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 30 days. HearUSA offers all its customers a full 30-day return period or the return period applicable to state guidelines and extends the return period to 60 days for patients who participate in the family hearing counseling program. FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids. Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.

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

The Company’s telemarketing activities are subject to regulation at the Federal level by the Federal Trade Commission (“FTC”) and the Federal Communications Commission (“FCC”).

The Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 required the Federal Trade Commission (“FTC”) to develop regulations to prevent fraudulent and abusive practices by telemarketers. These regulations, known as the Telemarketing Sales Rule (“TSR”), became effective on December 31, 1995. An amended TSR was issued on January 29, 2003, that (among other things) created a national Do Not Call registry administered and enforced by the FTC; mandated a 3% abandonment rate for predictive dialers; and required all telemarketers to transmit Caller ID information. The TSR defines telemarketing (in pertinent part) as “a plan, program, or campaign which is conducted to induce the purchase of goods or services or a charitable contribution, by use of one or more telephones and which involves more than one interstate telephone call.” Provisions and restrictions of the rule apply to individuals and organizations that use interstate telephone calls to perform such sales campaigns.

The FCC oversees radio, television, cable, satellite, and wire communications. Under the Telephone Consumer Protection Act of 1991 (“TCPA”), the FCC promulgated regulations that mandated the creation of company-specific or “in-house” Do Not Call lists (requiring all telemarketers to honor requests by consumers to cease future calls to that consumer on behalf of a specified seller), and further regulated the use of automatic telephone dialing systems and facsimile broadcast messages. The FCC issued its own set of amendments to its TCPA rules on July 3, 2003. These amendments rules brought the FCC’s TCPA rules more in line with the FTC’s rules governing the national Do Not Call registry, the use of predictive dialers, as well as the transmission of Caller ID by telemarketers. The rules also strengthened and clarified the prohibitions governing calls via automatic telephone dialing systems (thereby prohibiting the use of predictive dialers to place telephone calls to cellular telephones) as well as facsimile broadcasts.

The Company adheres to policies set forth by the FTC and the FCC, and has established policies and practices to ensure its compliance with FTC and FCC regulations, including the requirements related to the national Do Not Call registry.

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

Employees

At December 29, 2007, HearUSA had 534 full-time employees and 84 part-time employees

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

HearUSA has incurred net losses in each year since its organization, and its accumulated deficit at December 29, 2007 was approximately $113.0 million. We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:

•	Timing of product sales;

•	Level of consumer demand for our products;

•	Timing and success of new centers and acquired centers;

•	Timing and amounts of payments by health insurance and managed care organizations.

There can be no assurance that HearUSA will achieve profitability in the near or long term or ever.

We may not effectively compete in the hearing care industry.

The hearing care industry is highly fragmented and barriers to entry are low. Approximately 9,000 practitioners provide testing and dispense products and services that compete with those sold and provided by HearUSA. We also compete with small retailers, as well as large networks of franchisees and distributors established by larger companies, such as those manufacturing and selling Miracle Ear and Beltone products. Some of the larger companies have far greater resources than HearUSA and could expand and/or change their operations to capture the market targeted by HearUSA. Large discount retailers, such as Costco Wholesale Corporation, also sell hearing aids and present a competitive threat in our markets. In addition, it is possible that the hearing care market could be effectively consolidated by the establishment of cooperatives, alliances or associations that could compete more successfully for the market targeted by us.

We are dependent on manufacturers who may not perform.

HearUSA is not a hearing aid manufacturer. We rely on major manufacturers to supply our hearing aids and to supply hearing enhancement devices. A significant disruption in supply from any or all of these manufacturers could materially adversely affect our business. Our strategic and financial relationship with Siemens Hearing Instruments, Inc. requires us to purchase from Siemens a significant portion of our requirements of hearing aids at specified prices for a period of five years (December 2006 to February 2013). Although Siemens is the world’s largest manufacturer of hearing devices, there can be no assurance that Siemens’ technology and product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, our business may be adversely affected.

We may not be able to access funds under our credit facility with Siemens if we cannot maintain compliance with the restrictive covenants contained therein and in our supply agreement with Siemens.

HearUSA and Siemens Hearing Instruments Inc. are parties to a credit agreement pursuant to which HearUSA has obtained a $50 million secured credit facility from Siemens. As of December 29, 2007, an aggregate of approximately $37 million in loans was outstanding under the credit facility. To continue to access the credit facility, we are required to comply with the terms of the amended credit facility, including compliance with restrictive covenants. There can be no assurance that we will be able to comply with these restrictive covenants in the future and, accordingly, may be unable to access the funds provided under the credit facility. If we are unable to comply with these restrictive covenants, we may be found in default by Siemens and face other penalties under the credit agreement. In addition, we have entered into a supply agreement with Siemens, which imposes certain purchase requirements on us. If we fail to comply with the supply agreement, Siemens may declare us in default of the credit agreement and all loans would be immediately due and payable

We rely on qualified audiologists, without whom our business may be adversely affected.

HearUSA currently employs approximately 216 licensed hearing professionals, of whom approximately 167 are audiologists and 49 are licensed hearing aid specialists. If we are not able to attract and retain qualified audiologists, we will be less able to compete with networks of hearing aid retailers or with the independent audiologists who also sell hearing aids and our business may be adversely affected. Many audiologists are obtaining doctorate degrees, and the increased educational time required at the doctoral level is further restricting the pool of audiologists available for employment.

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

HEARx West LLC, our joint venture with Kaiser Permanente, operates 27 full-service centers in California. Since their inception, HEARx West centers have derived approximately two-thirds of their revenues from sales to Kaiser Permanente members, including revenues through an agreement between the joint venture and Kaiser Permanente’s California division servicing its hearing benefited membership. If Kaiser Permanente does not perform its obligations under the agreement, or if the agreement is not renewed upon expiration, the loss of Kaiser patients in the HEARx West centers would adversely affect our business. In addition, HEARx West centers would be adversely affected by the loss of the ability to market to Kaiser members and promote the business within Kaiser’s medical centers, including the referral of potential customers by Kaiser.

We rely on the efforts and success of managed care companies that may not be achieved or sustained.

Many managed care organizations, including some of those with whom we have contracts, have experienced and are continuing to experience significant difficulties arising from the widespread growth and reach of available plans and benefits. If the managed care organizations are unable to attract and retain covered members in our geographic markets, we may be unable to sustain the operations of our centers in those geographic areas. In addition managed care organizations are subject to changes in federal legislation affecting healthcare. Administration changes in 2008 may have an effect on the way these organizations deliver services to their members. If these changes result in contract cancellations with these organizations, there can be no assurance that we can maintain all of our centers. We will close centers where warranted and such closures could have a material adverse effect on us.

We may not be able to maintain JCAHO accreditation, and our revenues may suffer.

HearUSA has a three-year accreditation from the Joint Committee on Accreditation of Healthcare Organizations (JCAHO) that extends to 2008. This status distinguishes HearUSA from other hearing care providers and is widely used in our marketing efforts. The Company received notification that the Network PPO (preferred provider organization) accreditation as previously relied upon by us, will not be available in subsequent reaccreditation cycles through The Joint Commission. The Company is therefore pursuing continuation of its distinctive quality assurance by undergoing health network accreditation in 2008 through the Utilization Review Accreditation Commission (URAC), although there can be no assurance it will achieve accreditation. In addition, if we are not able to maintain our accredited status, we will not be able to distinguish HearUSA on this basis and our revenues may suffer.

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

•	the company fails to maintain stockholder’s equity of at least $2 million if the company has sustained losses from continuing operations or net losses in two of its three most recent fiscal years;

•	the company fails to maintain stockholder’s equity of $4 million if the company has sustained losses from continuing operations or net losses in three of its four most recent fiscal years; or

•	the company has sustained losses from continuing operations or net losses in its five most recent fiscal years.

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

Conversion of outstanding HearUSA convertible instruments and exercise of outstanding HearUSA options and warrants could cause substantial dilution.

As of December 29, 2007, outstanding convertible note, convertible subordinated notes, warrants and options of HearUSA included:

•	Convertible note with Siemens, convertible into approximately 6.4 million shares of common stock;

•	Warrants to purchase approximately 2.7 million shares of common stock and

•	Options to purchase approximately 5.2 million shares of common stock.

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

HearUSA’s corporate offices, network management and national call center are located in West Palm Beach, Florida. The leases on these properties are for ten years and expire in 2016. As of December 29, 2007, the Company operated 44 centers in Florida, 15 in New Jersey, 29 in New York, 7 in Massachusetts, 7 in Ohio, 18 in Michigan, 8 in Missouri, 6 in North Carolina and 27 HEARx West centers in California. HearUSA also operates 24 centers in the Province of Ontario. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The Company believes these locations are suitable to serve its patients’ needs. The network is operated from the Company’s corporate office in West Palm Beach. The Company has no interest or involvement in the network providers’ properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.

Item 3.	Legal Proceedings

The Company has from time to time been a party to lawsuits and claims arising in the normal course of business. In the opinion of management, there are no pending claims or litigation, in which the outcome would have a material effect on the Company’s consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information as of the date hereof with respect to the Company’s executive officers. The two executive officers named below are serving pursuant to employment agreements with 3-year terms expiring in 2011, which will be renewed for successive one-year terms unless a party provides notice of non renewal.

		First Served as
		Executive
Name and Position	Age	Officer

Stephen J. Hansbrough	61	1993
President/Chief Executive Officer Director
Gino Chouinard	39	2002
Executive Vice President Chief Financial Officer

There are no family relationships among any of the executive officers and directors of the Company.

Stephen J. Hansbrough, Chief Executive Officer and Director, was formerly the Senior Vice President of Dart Drug Corporation and was instrumental in starting their affiliated group of companies (Crown Books and Trak Auto). Mr. Hansbrough subsequently became Chairman and CEO of Dart Drug Stores. After leaving Dart, Mr. Hansbrough was an independent consultant specializing in turnaround and start-up operations, primarily in the retail field, until he joined HearUSA in December 1993.

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

The common stock of the Company is traded on the American Stock Exchange (AMEX) under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on the Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of February 15, 2008, the Company had 38,014,157 shares of common stock and 568,761 exchangeable shares outstanding. The closing price on February 15, 2008 was US$1.43 for the common stock and CDN$1.15 for the exchangeable shares. The following table sets forth the high and low sales prices for the common stock as reported by the AMEX for the fiscal quarters indicated:

	Common Stock
Fiscal Quarter	High	Low

2007
First	$1.91	$1.00
Second	$1.95	$1.50
Third	$1.77	$1.28
Fourth	$1.70	$1.28

2006
First	$1.56	$1.22
Second	$1.49	$1.19
Third	$1.80	$1.25
Fourth	$2.04	$1.31

As of February 15, 2008, there were 1,152 holders of record of the common stock.

Dividend Policy

HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations. Payment of dividends is restricted under the terms of the Company’s credit agreement with Siemens.

Item 6.	Selected Financial Data

The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the next two pages has been derived from the audited consolidated financial statements of the Company.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year Ended
	December 29	December 30	December 31	December 25	December 27
	2007	2006	2005	2004	2003
	Dollars in thousands

Total net revenues	$102,804	$88,786	$76,672	$68,749	$67,080
Income from operations (1 and 2)	6,823	3,809	3,715	2,338	2,268
Non-operating income:
Gain from insurance settlement(3)	—	203	430	—	—
Interest income	164	152	54	18	21
Interest expense(4)	(8,022)	(5,964)	(4,641)	(4,564)	(2,828)
Income tax expense	(769)	(741)	(1,759)	(690)	(390)
Minority interest	(1,478)	(633)	—	—	—
Loss from continuing operations	(3,282)	(3,174)	(2,201)	(2,898)	(929)
Loss before dividends on preferred stock	(3,282)	(3,174)	(2,264)	(3,449)	(1,499)
Net loss applicable to common stockholders	(3,419)	(3,312)	(2,965)	(4,157)	(2,126)
Loss per common share:
Basic and diluted, loss from continuing operations, including dividends on preferred stock	(0.09)	(0.10)	(0.09)	(0.12)	(0.05)
Basic and diluted, net loss applicable to common stockholders	(0.09)	(0.10)	(0.09)	(0.14)	(0.07)

(1)	Income from operations in 2007 and 2006 includes approximately $606,000 and $976,000, respectively of non-cash employee stock-based compensation expense, which did not exist in prior years.

(2)	Income from operations includes approximately $896,000, $815,000, $618,000, $478,000 and $457,000, in 2007, 2006, 2005, 2004 and 2003, respectively, of intangible assets amortization.

(3)	The gain from insurance settlement is from insurance proceeds and final payment resulting from 2005 and 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.

(4)	Interest expense includes approximately $3.5 million, $2.7 million, $2.5 million, $2.1 million and $517,000 in 2007, 2006, 2005, 2004 and 2003, respectively, of non-cash debt discount amortization (including $1.4 million in 2007 due to the reduction in the price of warrants related to the 2003 Convertible Subordinated Notes) and approximately $319,000 and $513,000 in 2006 and 2005, respectively, of non-cash decreases in interest expense related to a decrease in the fair market value of the warrant liability.

BALANCE SHEET DATA:

	As of
	December 29	December 30	December 31	December 25	December 27
	2007	2006	2005	2004	2003
	Dollars in thousands

Total assets	$100,542	$83,276	$71,044	$61,774	$68,883
Working capital deficit(1)	(16,012)	(14,896)	(3,549)	(4,898)	(2,330)
Long-term debt:
Long-term debt, net of current maturities	36,499	28,599	19,970	17,296	20,580
Convertible subordinated notes and subordinated notes, net of debt discount of $278,000, $2,078,000, $5,444,000 and $7,424,000 in 2006, 2005, 2004 and 2003, respectively	—	3,762	6,222	2,056	76
Mandatorily redeemable convertible preferred stock	—	—	—	4,710	4,600

(1)	Includes approximately $2.6 million, $3.5 million, $2.2 million, $2.9 million and $2.9 million in 2007, 2006, 2005, 2004 and 2003, respectively, representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits and approximately $2.5 million and $652,000, net of debt discount, in 2006 and 2005 respectively, related to the $7.5 million convertible subordinated notes that could be repaid by either cash or stock, at the option of the Company.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

In 2007, the Company continued to focus on its acquisition program and closed on 17 transactions representing 24 centers with annual estimated revenues of approximately $12.9 million. Since the beginning of the acquisition program in 2005, the Company has acquired a total of 60 centers, representing $31.7 million of annual estimated revenues. Revenues resulting from the centers acquired in 2006 (for those that were not owned for the entire year in 2006) and from centers acquired in 2007, combined, were approximately $12.8 million. From centers acquired in 2007, only approximately $4.6 million of revenues were recorded in 2007 due to the timing of the acquisition closings throughout the year. Toward the end of 2007, the Company entered into the North Carolina market with two acquisitions representing five centers with total aggregate annual estimated revenues of approximately $2.4 million. As a result of the acquisition program, the average number of centers increased from 146 in 2006 to 173 in 2007. The number of centers at the end of 2007 was 185.

Early in 2007, the Company signed Don Shula as its spokesperson and at the end of the second quarter launched its television campaign “Just Find Out” featuring Coach Shula. The expenditures related to this new campaign were approximately $700,000 in the second quarter of 2007. Management estimates that this campaign was a significant contributor to the 8% increase in revenues from comparable centers (which includes network revenues changes and the impact related to the fluctuation of the Canadian exchange rate) during the second half of the year over the same period of last year.

Also earlier in 2007 the Company entered into an agreement with the holders of the 2003 notes pursuant to which all of the notes were converted, the Company paying down some principal and interest in cash and the holders converting the balance into shares of common stock. In addition, the holders of the notes agreed to exercise all of their warrants at a reduced exercise price. As a result, we took a charge of approximately $2.6 million related to this transaction (see Note 7 — Convertible Subordinated Notes, Notes to the Consolidated Financial Statements included herein).

In September of 2007, we amended our agreements with Siemens to defer repayment of approximately $4.2 million from September 2007 to December 29, 2008. In the amendments, interest on our Tranche D was increased but Siemens agreed to provide the Company with marketing expense reimbursements to support developing and promoting our business and advertising Siemens products. Siemens also agreed to provide an additional $3 million for operating expenses on an as-needed basis through the end of 2008 (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

During the second half of the year, the Company restructured its management team by reducing its size and realigning responsibilities in order to be more efficient with its current operations and in facing anticipated growth in the years to come. This restructuring resulted in reduction in wages exceeding $1 million on an annualized basis before severance charges of approximately $518,000 recorded in the third and fourth quarter of 2007. Also during that restructuring, the Company implemented changes with its regional management team in order to increase their responsibilities related to the profitability of their specific region by putting in place new incentive compensations based on profitability. Furthermore, the Company realigned some of its marketing, professional incentive compensation, products offering and pricing strategy to provide regional management with greater flexibilities in tailoring programs to specific regions.

Overall in 2007 we increased revenues from both acquisitions and organic growth and we benefited from a significant increase in our rebate credits from Siemens. Those, combined with strong control over operation and administrative expenses resulted in improvement of our income from operations and margin of 6.7% of total net revenues (compared to 4.3% in 2006), notwithstanding the inclusion in 2007 of charges related to the Shula television campaign, costs associated with the restatement of 2006’s financial statement and severance costs, all totaling 1.4% of total net revenues.

The net loss of $3.4 million or $0.09 per share in 2007 includes the write-offs associated with the conversion of the 2003 notes and warrants and other charges totaling approximately $4.0 million or $0.11 per share. These specific charges will not recur in 2008.

RESULTS OF OPERATIONS

2007 compared to 2006 (in thousands of dollars)

Revenues

Revenues	2007	2006	Change	% Change

Hearing aids and other products	$95,936	$82,820	$13,116	15.8%
Services	6,868	5,966	902	15.1%

Total net revenues	$102,804	$88,786	$14,018	15.8%

				% Change
	2007	2006	Change	(3)

Revenues from centers acquired in 2006(1)	$8,193	$—	$8,193	9.2%
Revenues from centers acquired in 2007	4,600	—	4,600	5.2%
Revenues from acquired centers	12,793	—	12,793	14.4%

Revenues from comparable centers(2)	90,011	88,786	1,225	1.4%

Total net revenues	$102,804	$88,786	$14,018	15.8%

(1)	Represents that portion of revenues from the 2006 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2006 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total of 2006 total net revenues.

The $14.0 million or 15.8% increase in net revenues over 2006 is principally a result of revenues from acquired centers which generated approximately $12.8 million or 14.4% over 2006 revenues and a slight increase in revenues from comparable centers of approximately 1.4% above the 2006 total net revenues level. The comparable centers total net revenues also include a favorable impact of $736,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007.

In 2007 the 4.9% increase in number of hearing aids sold over 2006 included an increase of 7.9% from acquired centers which was offset by a decrease in the number of hearing aids sold in comparable centers from 2006 levels. The impact of the decrease in the number of hearing aids sold from comparable centers was however offset by an increase in the average unit selling price of 9.8% over 2006 average unit selling price. The increase in average unit selling price is primarily due to a different mix of products resulting from patients selecting higher technology hearing aids. The decrease in the number of units sold is in part attributable to the lower volume of Florida Medicaid business. Service revenues increased approximately $902,000, or 15.1%, over last year consistent with the increase in hearing aid revenues.

Cost of Products Sold and Services

Cost of products sold and services	2007	2006	Change	%

Hearing aids and other products	$26,017	$24,942	$1,075	4.3%
Services	2,088	1,761	327	18.6%

Total cost of products sold and services	$28,105	$26,703	$1,402	5.3%

Percent of total net revenues	27.3%	30.1%	(2.8)%	(9.3)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.

The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Rebate credits included above	2007	2006	Change	%

Base required payments on Tranche C forgiven	$3,945	$2,922	$1,023	35.0%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	539	190	349	183.7%
Interest expense on Tranches B and C forgiven	2,703	626	2,077	331.8%

Total rebate credits	$7,187	$3,738	$3,449	92.3%

Percent of total net revenues	7.0%	4.2%	2.8%	66.7%

As indicated in the table above, the decrease of total cost of products sold and services, as a percentage of total net revenues, is due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006. Cost of products sold before the impact of the Siemens rebate credits, as a percent of total net revenues, were 34.3% in both 2007 and 2006.

Following the amendments made at the end of September 2007, the base required payment on Siemens Tranche C subject to the rebate credits was reduced from $730,000 to $500,000 per quarter beginning in the fourth quarter of 2007 until the end of the term of the agreements (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

In 2008, management expects that the total cost of products sold and services, excluding the Siemens rebate credits, should remain constant as compared to 2007 as a percentage of total net revenues. Management expects a reduction of $690,000 (three quarters at $230,000 per quarter in 2008) in the total amount of Siemens rebate credits when compared to 2007 due to the changes in Tranche C payments referenced above. Management expects this reduction will be partially offset by an increase in the rebate credits related to the forgiveness of the required principal payment on Tranche B due to an estimated increase in the number of Siemens hearing aids sold from acquired centers in 2008 compared to 2007.

Expenses

Operating expenses	2007	2006	Change	%

Center operating expenses	$50,401	$42,281	$8,120	19.2%

Percent of total net revenues	49.0%	47.6%	1.4%	2.9%

General and administrative expenses	$15,227	$14,005	$1,222	8.7%

Percent of total net revenues	14.8%	15.8%	(1.0)%	(6.3)%

Depreciation and amortization	$2,248	$1,988	$260	11.413.1%

Percent of total net revenues	2.2%	2.2%	0.0%	0.0%

The increase in center operating expenses in 2007 is mainly attributable to additional expenses of approximately $5.3 million related to the centers acquired and owned for less than twelve months during the year. The remaining increase relates to an increase in incentive compensation of approximately $277,000 due to additional comparable centers total net revenues, an investment in marketing expense related to the television campaign launched in the second quarter of 2007 of approximately $700,000 and other normal annual increases. The average center operating expenses cost per center remained stable at $283,000. As a percent of total net revenues, however, they increased from 47.6% in 2006 to 49.0% in 2007. This increase is mostly attributable to the investment in marketing discussed above and to the fact that the increase in comparable centers revenues from one year to another of 1.5% was lower than the normal annual percentage increase in center operating expenses. Center operating expenses related to acquired centers of 42% of related total net revenues, were in line with management expectations. Management expects that center operating expenses will increase in total dollars during 2008 due to additional centers acquired in 2007 that were not owned for the entire year as well as expected 2008 acquisitions, additional incentives on additional revenues and annual normal increases. It is also expected that these increases will be partially offset by additional marketing reimbursement allowances from Siemens (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

General and administrative expenses increased by approximately $1.2 million in 2007 as compared to the same period of 2006. The increase in general and administrative expenses is primarily attributable to charges due to employee severances related to the management restructuring discussed above in the amount of $518,000 and the cost of professional services related to restatement of prior year financial statements of approximately $200,000, and due to increases in business interruption and directors’ and officers’ insurance premium of approximately $283,000 as well as to normal annual increases of the general and administrative expenses. These increases were partially offset by a decrease in the non-cash stock-based compensation expenses of approximately $370,000. Management expects general and administrative expenses to continue to decrease in 2008 as a percentage of total net revenues following the cost reductions resulting from the management restructuring implemented toward the end of 2007. This does not, however, include the impact of the charge of approximately $720,000 related to Dr. Browns’ retirement agreement that will be recorded in the first quarter of 2008.

Depreciation and amortization expense increased by approximately $260,000 in 2007 compared to the same period in 2006. Depreciation was $1.3 million in the 2007 and $1.2 million in 2006. Amortization expense was $896,000 in 2007 and $815,000 in 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.

Interest Expense

Interest expense	2007	2006	Change	%

Notes payable from business acquisitions and others(1)	$642	$264	$371	140.5%
Siemens Tranche C2 — Interest paid with monthly payments(2)	—	345	(345)	(100.0)%
Siemens Tranches C1 and C3 — accrued interest added to loan balance(2)	—	1,130	(1,130)	(100.0)%
Siemens Tranches A, B and C — interest forgiven(3)	2,696	626	2,077	331.8%
Siemens Tranche D	691	—	691	—
2003 Convertible Subordinated Notes(4)	3,168	2,556	612	23.9%
2005 Subordinated Notes(5)	825	1,361	(536)	(39.4)%
Warrant liability change in value(6)	—	(319)	319	(100.0)%

Total interest expense	$8,022	$5,963	$2,059	34.5%

	2007	2006	Change	%

Total cash interest expense(7)	$1,703	$2,962	$(1,266)	(42.7)%
Total non-cash interest expense(8)	6,319	3,001	3,325	110,.8%

Total interest expense	$8,022	$5,963	$2,059	34.5%

(1)	Includes $131,000 of non-cash interest expense related to the recording of notes at their present value by discounting future payments at an imputed rate of interest (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)	The loan balances related to this interest expense have been transferred to the new self-liquidating loan with Siemens under the new December 30, 2006 agreement (Tranches B and C) and will now be forgiven going forward so long as minimum purchase requirements are met (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(4)	Includes $3.0 million in 2007 and $1.8 million in 2006 of non-cash debt discount amortization (see Note 7 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(5)	Includes $496,000 in 2007 and $850,000 in 2006 of non-cash debt discount amortization (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(6)	Relates to the change in value of the warrants related to the 2005 subordinated notes and is a non-cash item (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(7)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid to Siemens on the Siemens loans (Tranche C2 in 2006 and Tranche D in 2007) and the cash portion paid on the Convertible Subordinated and Subordinated Notes.

(8)	Represents the sum of the non-cash interest portion imputed on the notes payable for business acquisitions to adjust the interest rates at market value, the Siemens non-cash interest imputed on Tranches C1 and C3 in 2006 and Tranches B and C in 2007 and the non-cash interest imputed to the 2003 Convertible Subordinated Notes and 2005 Subordinated Notes related to the debt discount amortization.

The increase in interest expense in 2007 is attributable to the overall increase in the Siemens average loan balances resulting from monies drawn under Tranche D at the beginning of the year for working capital purposes and under Tranches B and C for new acquisitions as well as an increase in the average balance of the notes payable from business acquisitions and others, which in total contributed to a net increase in the interest expense of approximately $1.7 million. The remaining increase of approximately $359,000 relates to the non-cash interest charges of approximately $2.6 million for the early conversion of the 2003 Convertible Subordinated Notes (see Note 7 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein), partially offset by reductions due to lower principal balances following the conversion of these notes in common shares in April 2007 and the quarterly repayments made on the 2005 subordinated notes. 2006 also benefited from a reduction on interest due to reduction in value of the warrant liability related to the 2005 subordinated notes, which did not exist in 2007.

Management expects interest expense to decrease in 2008 as a result of the conversion of the 2003 Convertible Subordinated Notes in April 2007, in loan balance due to note repayment and reductions of the Siemens loans with rebate credits. These reductions will however be partially offset by increases resulting from the issuance of additional notes payable for business acquisitions and increases in the Siemens loans balances following additional draws on the line of credit to finance the cash component of these acquisitions.

Income Taxes

The Company has net operating loss carryforwards of approximately $57 million for U.S. income tax purposes. In addition, the Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability on the Company’s balance sheet and were approximately $517,000 at December 29, 2007 and $680,000 at December 30, 2006.

During 2007, the Company recorded a deferred tax expense of approximately $769,000 compared to approximately $741,000 in 2006 related to estimated taxable income generated by the Canadian operations and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $174,000 is due to the estimated utilization of deferred tax benefit previously recorded as discussed above. The additional deferred income tax expense recorded of approximately $595,000 ($438,000 in 2006) was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and that the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded for these two items as long as the Canadian operations generate taxable income and/or tax deductible goodwill exist for US tax purposes. Tax deductible goodwill with a balance of approximately $30.7 million at December 29, 2007, will continue to increase as we continue to purchase the assets of businesses.

Minority Interest

During 2007 and 2006 the Company’s fifty percent owned joint venture, HEARx West generated net income of approximately $3.0 million and $3.2 million, respectively. According to the Company’s agreement with its joint venture partner, The Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the joint venture since its inception and then received 100% of the net income of the joint venture until the accumulated deficit was eliminated which was completely eliminated at the end of the second quarter of 2006. The Company now records 50% of the venture’s net income as minority interest in income of consolidated subsidiary in the Company’s consolidated statements of operations with a corresponding liability on its consolidated balance sheets. Such amount for the year 2007 was approximately $1.5 million, compared to $633,000 in 2006.

2006 compared to 2005 (in thousands of dollars)

Revenues

Revenues	2006	2005	Change	% Change

Hearing aids and other products	$82,820	$71,445	$11,375	15.9%
Services	5,966	5,227	739	14.1%

Total net revenues	$88,786	$76,672	$12,114	15.8%

	2006	2005	Change	% Change(3)

Revenues from centers acquired in 2005(1)	$1,341	$—	$1,341	1.7%

Revenues from centers acquired in 2006	5,331	—	5,331	7.0%

Total Revenues from acquired centers	6,672	—	6,672	8.7%

Revenues due to an additional week in 2005	—	1,400	(1,400)	(1.8)%

Revenues from comparable centers(2)	82,114	75,272	6,842	9.1%

Total net revenues	$88,786	$76,672	$12,114	15.8%

(1)	Represents that portion of revenue from the 2005 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2005 due to the timing of their acquisition.

(2)	Includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing them by the total 2005 net revenues.

The $12.1 million or 15.8% increase in net revenues over 2005 is a result of acquired centers, which combined, generated approximately $6.7 million in revenues or 8.7% and an increase of approximately $6.8 million or 9.1% in revenues from comparable centers. The comparable center total net revenues total include a favorable impact of $608,000 related to fluctuations in the Canadian exchange rate from 2005 to 2006. Also, 2005 benefited from an additional week due to the timing of the Company’s accounting calendar. In 2006 there was a 19.6% increase in the number of hearing aids sold over 2005, which increase was partially offset by a 2.7% decrease in the average unit selling price. Service revenues increased approximately $740,000 due to additional network managed care contracts and increase in hearing aids revenues in general.

The increase in the number of units sold in 2006 is due to the additional number of centers in 2006 from 2005 resulting from the acquisitions made (the weighted average number of centers in 2006 was 146 compared to 132 in 2005), a more efficient marketing campaign and a better response from our patients related to new products released by Siemens at the end of 2005 and the beginning of 2006 and additional revenues from our existing managed care contracts resulting from additional membership in their programs. The decrease in the average selling price was primarily due to lower prices on hearing aids sold in our Florida centers caused by the reinstatement of free hearing aids to the participants in the Florida Medicaid program. These free hearing aids are provided at a very low reimbursement rate to the Company by the state and therefore affect the Company’s average selling price. This program which was eliminated three years ago and reinstated on July 1, 2006, now covers two hearing aids instead of one. Revenues in the last six months were affected by this new program as the Company had to service a built up demand. Toward the end of 2006 and early 2007, the demand decreased and is now at normal levels.

Cost of Products Sold and Services

Cost of products sold and services	2006	2005	Change	%

Hearing aids and other products	$24,942	$20,973	$3,969	18.9%
Services	1,761	1,794	(33)	(1.8)%

Total cost of products sold and services	$26,703	$22,767	$3,936	17.3%

Percent of total net revenues	30.1%	29.7%	0.4%	1.3%

The cost of products sold as reflected above includes the effect of the rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Rebate Credits included above	2006	2005	Change	%

Base required payments on Tranches A and C forgiven	$2,922	$2,923	$(1)	0.0%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	190	—	190	n/a
Interest expense on Tranches A, B and C forgiven	626	389	237	60.9%

Total rebate credits	$3,738	$3,312	$426	11.4%

Percent of total net revenues	4.2%	4.3%	(0.1)%	(2.3)%

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

The increase in center operating expenses in 2006 is mainly attributable to additional expenses of approximately $3.2 million related to the acquired centers. In addition, the increase relates to an increase in incentive compensation related to additional net revenues, increased wages due to normal merit increases and increases in center and managerial staff and additional advertising expenses. As a percent of total net revenues, center operating expenses remained flat at 47.6% in both 2005 and 2006. These increases were offset by a reduction of one week worth of expenses as 2005 included an extra week. Center operating expenses related to centers acquired in the last twelve months, at 48% of related net revenues, were in line with management expectations.

The increase in general and administrative expenses is attributable to the recognition of compensation expense related to employee stock-based compensation awards of approximately $976,000 which did not exist in 2005 (see Note 11 — Stock-based Benefit Plan, Notes to Consolidated Financial Statements included herein) and increases in wages due to normal merit increases and additional employees. These increases were offset by a decrease in professional fees of approximately $278,000 and one week less of expenses as discussed above. As a percentage of total net revenues, the Company achieved positive leverage reducing the expense in percentage of total net revenues, however, this improvement was offset by the employee stock-based compensation expense under 123R representing approximately 1.1% of total net revenues in 2006.

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

Interest Expense

Interest expense	2006	2005	Change	%

Notes payable from business acquisitions and others	$264	$68	$196	288.2%
Siemens Tranche C2 — Interest paid with monthly payments(1)	345	190	155	81.6%
Siemens Tranches C1 and C3 — accrued interest added to loan balance(1)	1,130	964	166	17.2%
Siemens Tranches A, B and C — interest forgiven	626	389	237	60.9%
2003 Convertible Subordinated Notes(2)	2,556	2,948	(392)	(13.3)%
2005 Subordinated Notes(3)	1,361	595	766	128.7%
Warrant liability change in value(4)	(319)	(513)	194	37.8%

Total interest expense	$5,963	$4,641	$1,322	28.5%

(1)	The loan balances related to these interest expenses have been transferred to the new self-liquidating loan with Siemens under the new December 30, 2006 agreement and will now be forgiven going forward so long as minimum purchase requirement is met (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(2)	Includes $1.8 million in 2006 and $2.2 million in 2005 of non-cash debt discount amortization (see Note 7 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(3)	Includes $850,000 in 2006 and $389,000 in 2005 of non-cash debt discount amortization (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(4)	Relates to the change in value of the warrants related to the 2003 Subordinated Notes and is a non-cash item (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

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

Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the sale of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the December 2006 closing date, $2.2 million of accounts payable was transferred to the newly available credit and the Company drew down an additional $5 million in cash in January 2007. Effective on September 28, 2007 the parties made several additional changes to the credit and supply agreements (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

Financing and rebate arrangement

HearUSA has a $50 million revolving credit facility which expires in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.

The first portion of the revolving credit facility is a line of credit of $30 million (Tranches B and C). Approximately $29 million of this first portion is outstanding as of December 29, 2007. $5.4 million has been borrowed under Tranche B for acquisitions and $23.7 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens’ units sold by the acquisition plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest.

The required quarterly principal and interest payments are forgiven by Siemens through a rebate of similar amounts as long as 90% of our hearing aid units sold are Siemens’ products. All amounts rebated reduce the Siemens’ outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If HearUSA does not maintain the minimum 90% sales requirement, those amounts are not rebated and must be paid quarterly. The minimum 90% requirement is based on a cumulative twelve month calculation. Since HearUSA entered into this arrangement with Siemens, in December 2001, $25.6 million has been rebated. During 2007 this amount was $7.2 million and the Company expects this amount will be $6.5 million to $7.2 million during 2008.

Additionally, in any fiscal quarter, if the Company has complied with the minimum 90% sales requirement and has equaled or exceeded the total number of units sold in the same quarter of the prior year (“quarterly volume test”), additional volume rebates of $312,500 per quarter are earned by the Company and the rebates reduce the Siemens’ outstanding debt and reduce the cost of products sold for that quarter. If the Company has complied with the minimum 90% sales requirement and has sold less than the quarterly volume test but more than ninety-five percent of the quarterly volume test, additional volume rebates of $156,250 per quarter are earned (instead of the $312,500) by the Company and the rebates reduce the Siemens’ outstanding debt and reduce the cost of products sold for that quarter. If the Company exceeds by twenty-five percent or more the quarterly volume test for any fiscal quarter, additional volume rebates of $156,250 for such quarter are earned (in addition to the $312,500) and the rebates reduce the Siemens’ outstanding debt and reduce the cost of products sold for that quarter.

The following table summarizes the rebate structure:

	Calculation of Pro Forma Rebates to HearUSA When at Least 90% of
	Units Sold are from Siemens(1)
	Quarterly Siemens’ Unit Sales Compared to Prior Years’
	Comparable Quarter
	90% but < 95%	95% to 100%	> 100% < 125%	125% and >

Tranche B Rebate	$65/ unit	$65/ unit	$65/ unit	$65/ unit
	Plus	Plus	Plus	Plus
Tranche C Rebate	$500,000	$500,000	$500,000	$500,000
Additional Volume Rebate	—	156,250	312,500	468,750
Interest Forgiveness Rebate(3)	$712,500	$712,500	$712,500	712,500

	$1,212,500	$1,368,750	$1,525,000	$1,681,250

(1)	Calculated using trailing twelve month units sold by the Company

(2)	Siemens units sold by acquired businesses ($65 per unit)

(3)	Assuming the first $30 million portion of the line of credit is fully utilized

The second portion of the revolving credit facility totals $20 million and may be used for acquisitions (Tranche D) once the first $30 million portion is fully utilized. The second portion also includes a $3 million line of credit (Tranche E) for working capital purposes. The amount available for acquisition is equal to $20 million less the amount borrowed under Tranche E. There is $7.9 million outstanding as of December 29, 2007 under Tranche D. None is outstanding under Tranche E. Interest on this portion is paid monthly. $4.2 million of the Tranche D balance is due on December 8, 2008 and the balance of $3.7 million (or any future outstanding balance on Tranche D) in February, 2013. If any amounts are drawn down under Tranche E, they are due on December 19, 2008. Tranche E will not be available beyond December 19, 2008.

At such time as there is no amount outstanding under the Tranche B and C, Siemens will continue to provide a $500,000 quarterly rebate, provided that HearUSA complies with the minimum 90% sales requirement, and will provide the additional volume rebates (see table above) if the Siemens’ unit sales targets are met. These rebates will reduce the outstanding balance of the second $20 million balance and cost of products sold. If there is no outstanding balance the rebates will be paid in cash.

Marketing arrangement

HearUSA receives monthly cooperative marketing payments from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products in an amount equal to up to $200,000 plus 3.5% of the amount outstanding under Tranche D, until the $4 million due on December 8, 2008 is fully repaid and 4.5% of the amount outstanding under Tranche D thereafter. These advertising reimbursements reimburse specific incremental, identifiable advertising costs and are recorded as offsets to advertising expense. At December 29, 2007 this amount was approximately $220,000 per month.

Investor and other rights arrangement

After December 30, 2009 Siemens has the right to convert the outstanding debt, but in no event more than approximately $21.2 million, into HearUSA common shares at a price of $3.30 per share, representing approximately 6.4 million shares of the Company’s outstanding common stock. These conversion rights are accelerated in the event of a change of control or default by HearUSA.

The default and change of control conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the debt. On June 30, 2007, the Company filed the required Form S-3 registration statement to register the shares for resale and the registration statement was declared effective September 27, 2007.

In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving a person in the hearing aid industry.

The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

Working Capital

During 2007, the working capital deficit increased $1.1 million to $16.0 million at December 29, 2007 from $14.9 million at December 30, 2006. The increase in the deficit is mostly attributable to an increase in current maturities of long-term debt which arose from the issuance of additional notes for business acquisitions and the $4.2 million amount owed to Siemens by December 19, 2008 that was not outstanding at the end of 2006. These additional current maturities were however partially offset by the elimination of the current maturities of convertible subordinated notes following the conversion of these notes into common shares on April 9, 2007 which positively impacted working capital by $2.5 million (see Note 7 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

The working capital deficit of $16.0 million includes approximately $2.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In 2007, the Company generated income from operations of approximately $6.9 million (including approximately $606,000 of non-cash employee stock-based compensation expense and approximately $896,000 of amortization of intangible assets) compared to $3.8 million (including approximately $976,000 of non-cash employee stock-based compensation and approximately $815,000 of amortization of intangible assets) in 2006. Cash and cash equivalents as of December 29, 2007 were approximately $3.4 million.

Cash Flows

Net cash provided by operating activities in 2007 decreased approximately $2.8 million compared to 2006. This decrease is mainly attributable to a decrease in cash provided by operating activities before changes in non-cash working capital items of approximately $660,000 from one period to another and a decrease in cash due to changes in non-cash working capital items of approximately $2.2 million. Accounts and notes receivables have increased $1.2 million from December 30, 2006 to December 29, 2007 or 16%. This increase is in line with the increase in total net revenues in the fourth quarter of 2007 compared to 2006 of approximately 21%. The number of days of sales outstanding in accounts receivable at December 29, 2007 compares favorably to the 2006 ratio. Accounts payable, accrued expenses and accrued salaries and other compensation increased $2.7 million from December 30, 2006 to December 29, 2007 or 17.2%. This increase is also attributable to the increase in total net revenues, which consequently had an impact on increasing expenditures and related payables.

During 2007, cash of approximately $7.0 million was used to complete the acquisition of centers, a decrease of approximately $2.6 million over the $9.6 million spent on acquisitions in 2006 as there were fewer acquisitions in 2007. It is expected that these funds will continue to be used for acquisitions during 2008 and the source of these funds is expected to be primarily the Siemens’ acquisition line of credit. The reduction of approximately $464,000 in the purchase of property and equipment is due in part to the use of capital leases for approximately $414,000 in 2007 and lower expenditures related to upgrades of centers or relocations in 2007 compared to 2006. Management expects to continue the use of capital leases to finance its purchase of property and equipment when appropriate and cost effective.

In 2007, funds of approximately $6.3 million were used to repay long-term debt, subordinated and convertible subordinated notes. In 2007, proceeds of $5 million were received from the Siemens Tranche D and $7.0 million from the Siemens Tranches B and C which was used for acquisitions. The Company expects to continue to draw additional funds from the Siemens acquisition line of credit, as indicated above, in order to cover the cash portion of its 2008 acquisitions. The Company also made distributions to minority interest related to its HEARx West joint venture with Kaiser in the amount of approximately $890,000. Such distribution did not exist in prior years.

The Company believes that cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs for 2008. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and sales and gross margin improvements.

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 29, 2007.

	Payments Due by Period (000’s)
Contractual		Less than 1			More Than
obligations	Total	Year	1-3 Years	4-5 Years	5 years

Long-term debt(1 and 3)	$47,692	$11,026	$10,627	$6,301	$19,738
Subordinated notes	1,540	1,540	—	—	—

Subtotal of obligations recorded on balance sheet	49,232	12,566	10,627	6,301	19,738
Interest to be paid on long-term debt (2 and 3)	15,816	3,864	6,474	5,097	381
Interest to be paid on subordinated notes	44	44	—	—	—
Operating leases	20,837	6,295	9,340	3,554	1,648
Employment agreements	3,795	1,996	1,799	—	—
Purchase obligations	2,197	1,117	540	540	—

Total contractual cash obligations	91,921	25,882	28,780	15,492	21,767

(1)	Approximately $29.0 million can be repaid through rebate credits from Siemens, including $2.6 million in less than 1 year and $5.2 million in years 1-3, $5.2 million in years 4-5 and $16.0 million in more than 5 years.

(2)	Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $2.7 million in less than 1 year and $4.6 million in years 1-3, $3.6 in years 4-5 and $212,000 in more than 5 years. Interest repaid through preferred pricing reductions was $2.7 million in 2007. (See Note 6 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 6 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

OUTLOOK

The Company’s target for 2008 is to exceed $120 million in net revenues. In 2008 management expects to improve its operating margin primarily from increases in total net revenues and strong control over center operating expenses and general and administrative expenses. These measures are anticipated to improve profitability. The Company is adjusting its EPS guidance, previously at $0.10 and $0.13 before the announced retirement of Dr. Paul Brown and related costs which will be taken in the first quarter of 2008. After factoring in this charge of approximately $720,000, the company expects 2008 EPS in the range of $0.08 to $0.11.

The Company’s long-term objective is to continue to grow 15% to 20% per year and reach an operating margin of 10% to 12%. Management believes the Company is on its way to achieve that goal as long as growth from comparable centers (including network revenues and the effect of the change in the Canadian exchange rate) remains healthy and costs continue to be under control.

SUBSEQUENT EVENT

Effective February 4, 2008, Paul A. Brown, M.D., the founder and chairman of the board of directors of HearUSA, Inc. (the “Company”), retired as chairman of the Company. In honor of Dr. Brown’s service to the Company and in recognition of his industry knowledge and expertise, the Board has designated Dr. Brown as chairman emeritus of the board of directors and he will be paid $30,000 annually in such role. On February 4, 2008, the Company and Dr. Brown entered into a retirement agreement pursuant to which the parties set forth the terms of Dr. Brown’s retirement from the Company. This retirement agreement was approved by the board of directors on February 1, 2008. The retirement agreement provides for the termination of his employment agreement dated August 31, 2005 and the payment of a sum equal to $720,000 over three years, provision of continuing health and life insurance benefits for three years and extension of the post-termination exercise period for his options.

Stephen J. Hansbrough, president and chief executive officer assumed the role of chairman of the board and Dave McLachlan assumed the role of lead of independent directors.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Goodwill

The Company’s goodwill resulted from the combination with Helix in 2002 and the acquisitions made since the inception of its acquisition program in 2005. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2007 and 2006, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

Revenue recognition

HearUSA has company-owned centers in its core markets and a network of affiliated providers who provide products and services to customers that are located outside its core markets. HearUSA enters into provider agreements with benefit providers (third party payors such as insurance companies, managed care companies, employer groups, etc.) under (a) a discount arrangement on products and service; (b) a fee for service arrangement; and (c) a per capita basis or capitation arrangements, which is a fixed per member per month fee received from the benefit providers.

All contracts are for one calendar year and are and cancelable with ninety days notice by either party. Under the discount arrangements, the Company provides the products and services to the eligible members of a benefit provider at a pre-determined discount or customary price and the member pays the Company directly for the products and services. Under the fee for service arrangements, the Company provides the products and services to the eligible members at its customary price less the benefit they are allowed (a specific dollar amount), which the member pays directly to the Company. The Company then bills the benefit provider the agreed upon benefit for the service.

Under the capitation agreements, the Company agrees with the benefit provider to provide their eligible members with a pre-determined discount. Revenue under capitation agreements is derived from the sales of products and services to members of the plan and from a capitation fee paid to the Company by the benefit provider at the beginning of each month. The members that are purchasing products and services pay the customary price less the pre-determined discount. This revenue from the sales of products to these members is recorded at the customary price less applicable discount in the period that the product is delivered. The direct expenses consisting primarily of the cost of goods sold and commissions on sales are recorded in the same period. Other indirect operating expenses are recorded in the period which they are incurred.

The capitation fee revenue is calculated based on the total members in the benefit provider’s plan at the beginning of each month and is non-refundable. Only a small percentage of these members may ever purchase product or services from the Company. The capitation fee revenue is earned as a result of agreeing to provide services to members without regard to the actual amount of service provided. That revenue is recorded monthly in the period that the Company has agreed to see any eligible members.

The Company records each transaction at its customary price for the three types of arrangements, less any applicable discounts from the arrangements in the center business segment. The products sold are recorded under the hearing aids and other products line item and the services are recorded under the service line item on the consolidated statement of operations. Revenue and expense are recorded when the product has been delivered, net of an estimate for return allowances. Revenue and expense from services and repairs are recorded when the services or repairs have been performed. Capitation revenue is recorded as revenue from hearing aids since it relates to the discount given to the members.

Revenues are considered earned by the Company at the time delivery of product or services have been provided to its customers (when the Company is entitled to the benefits of the revenues).

When the arrangements are related to members of benefit providers that are located outside the Company-owned centers’ territories, the revenues generated under these arrangements are included under the network business segment. The Company records a receivable for the amounts due from the benefit providers and a payable for the amounts owed to the affiliated providers. The Company only pays the affiliated provider when the funds are received from the benefit provider. The Company records revenue equal to the minimal fee for processing and administrative fees. The costs associated with these services are operating costs, mostly for the labor of the network support staff and are recorded when incurred.

No contract costs are capitalized by the Company.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $34,000.

Sales returns

The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days, or as mandated by state guidelines if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. classes. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer.

Vendor rebates

The Company receives various pricing rebates from Siemens recorded based on the earning of such rebates by meeting the compliance levels of the Supply Agreement. Those levels relate to quarterly purchases of hearing aid products net of returns, known as “minimum purchase requirements’ and also referred to as the “minimum 90% sales requirement.” At the end of each quarter, to establish compliance with those minimum purchase requirements, the Company and Siemens calculate the number of hearing aids sold by HearUSA in the last four quarters and the percentage of those sales which were Siemens products. If at least 90% of those sales were of Siemens products, the Company has earned the rebates equal to the required payments of principal and interest of Tranche B and C and the rebates then reduce the outstanding balance on Tranche B and C and accrued interest and reduce the cost of products sold for that quarter. If in any fiscal quarter if the Company has complied with the minimum 90% sales requirement and has equaled or exceeded the total number of units sold in the same quarter of the prior year (“quarterly volume test”), additional volume rebates of $312,500 per quarter are earned by the Company and the rebates reduce the outstanding balance of Tranches B or C and reduce the cost of products sold for that quarter. These rebates are recorded monthly on a systematic basis based on supporting historical information that the Company has met these compliance levels. However if the Company has complied with the minimum 90% sales requirement and has sold less than but more than ninety-five percent of the quarterly volume test, additional volume rebates of $156,250 per quarter are earned (instead of the $312,500) by the Company and the rebates reduce the outstanding balance of Tranches B or C and reduce the cost of products sold for that quarter. If the Company exceeds by twenty-five percent or more the quarterly volume test for any fiscal quarter, additional volume rebates of $156,250 for such quarter are earned (in addition to the $312,500) and the rebates reduce the outstanding balance of Tranches B or C and reduce the cost of products sold for that quarter. The Company does not currently record this rebate on a systematic basis because the compliance level has not historically been met. If the Company meets this compliance level in the future it will record the rebate on a quarterly basis when earned.

Marketing allowances

The Company receives a monthly marketing allowance from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products. The Company’s advertising rebates, which represent a reimbursement of specific incremental, identifiable advertising costs, are recorded as an offset to advertising expense. If the cash consideration exceeds the allocated cost of advertising, the excess would be recorded as a reduction of cost of products sold.

Impairment of Long-Lived Assets

Long-lived assets are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, it is considered to be impaired and would be written down to its fair value. Currently we have not experienced any events that would indicate a potential impairment of these assets, but if circumstances change we could be required to record a loss for the impairment of long-lived assets.

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

Effective January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

We recognize interest relating to unrecognized tax benefits within our provision for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 160, and the impact it will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company’s acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 141R, and the impact it will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in derivative transactions. The Company does become exposed to foreign currency transactions as a result of its operations in Canada. The Company does not hedge such exposure. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt and subordinated notes. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

	Fixed Rate
	9.5%	7%	Variable Rate
	Due February	Due August	5% to 13.9%
	2013	2008	Other	Total
	$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)

2008	(6,835)	(1,540)	(3,914)	(12,289)
2009	(2,631)	—	(3,201)	(5,832)
2010	(2,610)	—	(2,046)	(4,656)
2011	(2,611)	—	(1,116)	(3,727)
2012	(2,542)	—		(2,542)
2013	(19,739)	—		(19,739)

Total	(36,968)	(1,540)	(10,277)	(48,785)

Estimated fair value	(36,968)	(1,516)	(9,675)	(48,159)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

Board of Directors
HearUSA, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HearUSA, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2007. In connection with our audits of the financial statements we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. and subsidiaries at December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” and FSP-EITF 00-19-2 “Accounting for Registration Payments.” Additionally, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

BDO Seidman, LLP

West Palm Beach, Florida
March 28, 2008

HearUSA, Inc.
Consolidated Balance Sheets

	December 29,	December 30,
	2007	2006
	(Dollars in thousands)

ASSETS (Note 6)
Current assets
Cash and cash equivalents	$3,369	$2,326
Accounts and notes receivable, less allowance for doubtful accounts of $498,000 and $434,000	8,825	7,591
Inventories	2,441	2,371
Prepaid expenses and other	1,283	1,400
Deferred tax asset	62	67

Total current assets	15,980	13,755
Property and equipment, net (Notes 3 and 4)	4,356	3,878
Goodwill (Notes 3 and 5)	63,134	50,970
Intangible assets, net (Notes 3 and 5)	16,165	13,592
Deposits and other	691	876
Restricted cash and cash equivalents	216	205

Total Assets	$100,542	$83,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,467	$10,463
Accrued expenses	2,523	2,509
Accrued salaries and other compensation	3,521	2,826
Current maturities of long-term debt	10,746	8,391
Current maturities of convertible subordinated notes, net of debt discount of $1,263,000 in 2006	—	2,487
Current maturities of subordinated notes, net of debt discount of $60,000 and $452,000	1,480	1,308
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	1,221	633

Total current liabilities	31,992	28,651

Long-term debt (Notes 3 and 6)	36,499	28,599
Deferred income taxes	6,462	5,234
Convertible subordinated notes, net of debt discount of $218,000 (Note 7)	—	2,282
Subordinated notes, net of debt discount of $60,000 in 2006 (Note 8)	—	1,480
Warrant liability (Note 8)	—	110

Total long-term liabilities	42,961	37,705

Commitments and contingencies	—	—

Stockholders’ equity (Note 10 and 11)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—
Total preferred stock	—	—
Common stock: $.10 par; 75,000,000 shares authorized 38,325,414 and 32,029,750 shares issued	3,833	3,203
Stock subscription	(412)	(412)
Additional paid-in capital	133,261	123,972
Accumulated deficit	(113,076)	(109,521)
Accumulated other comprehensive income	4,468	2,163
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	25,589	16,920

Total Liabilities and Stockholders’ Equity	$100,542	$83,276

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Dollars and shares in thousands,
	except per share amounts)

Net revenues
Hearing aids and other products	$95,936	$82,820	$71,445
Services	6,868	5,966	5,227

Total net revenues	102,804	88,786	76,672

Operating costs and expenses
Hearing aids and other products	26,017	24,942	20,973
Services	2,088	1,761	1,794

Total cost of products sold and services	28,105	26,703	22,767
Center operating expenses	50,401	42,281	36,472
General and administrative expenses (including approximately $606,000 and $976,000 in 2007 and 2006 of non-cash employee stock-based compensation expense — Notes 1 and 11)	15,227	14,005	11,744
Depreciation and amortization	2,248	1,988	1,974

Total operating costs and expenses	95,981	84,977	72,957

Income from operations	6,823	3,809	3,715
Non-operating income (expense):
Gain from insurance settlement	—	203	430
Interest income	164	152	54
Interest expense (including approximately $3.5 million, $2.7 million and $2.5 million of non-cash debt discount amortization and a non-cash reduction of approximately $319,000 and $513,000 for the decrease in the fair value of the warrant liability in 2006 and 2005 — Note 8)	(8,022)	(5,964)	(4,641)

Loss from continuing operations before income tax expense, loss from discontinued operations and minority interest in income of consolidated Joint Venture	(1,035)	(1,800)	(442)
Income tax expense (Note 14)	(769)	(741)	(1,759)
Minority interest in income of consolidated Joint Venture	(1,478)	(633)	—

Loss from continuing operations	(3,282)	(3,174)	(2,201)

Gain on disposition of assets from discontinued operations (Note 19)	—	—	333
Loss from discontinued operations	—	—	(396)

Loss from discontinued operations	—	—	(63)

Net loss	(3,282)	(3,174)	(2,264)
Dividends on preferred stock (Notes 9 and 10C)	(137)	(138)	(701)

Net loss applicable to common stockholders	$(3,419)	$(3,312)	$(2,965)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders-basic and diluted (Note 1)	$(0.09)	$(0.10)	$(0.09)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.09)	$(0.10)	$(0.09)

Weighted average number of shares of common stock outstanding (Notes 1, 10 and 11)	36,453	32,225	31,611

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended
	December 29, 2007		December 30, 2006		December 31, 2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)

Preferred stock
Balance beginning and end of year	—	$—	—	$—	—	$—

Common stock
Balance, beginning of year	32,030	$3,203	31,893	$3,189	30,061	$3,006
Exercise of employee stock options	473	47	7	1	130	13
Issuance of common stock for exchangeable shares	164	17	30	3	102	10
Issuance of restricted stock	—	—	100	10	—	—
Issuance of common stock for convertible debt	3,158	316	—	—	—	—
Warrant exercise	2,500	250	—	—	1,600	160

Balance, end of year	38,325	$3,833	32,030	$3,203	31,893	$3,189

Treasury stock
Balance beginning and end of year	524	$(2,485)	524	$(2,485)	524	$(2,485)

Stock subscription
Balance beginning and end of year		$(412)		$(412)		$(412)

Additional paid-in capital:
Balance, beginning of year		$123,972		$121,935		$120,198
Cumulative effect of adjustment (Note 8)		246
Employee stock-based compensation expense		606		976		—
Value of warrants issued with debt		—		917		—
Exercise of employee stock options		399		4		55
Issuance of common stock for exchangeable shares		(16)		(3)		(10)
Exercise of warrants		2,871		—		1,665
Consulting expense		32		143		27
Issuance of common stock for convertible debt		5,151		—		—

Balance, end of year		$133,261		$123,972		$121,935

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	Amount	Amount	Amount
	(Dollars in thousands)

Accumulated deficit:
Balance, beginning of year	$(109,521)	$(106,209)	$(103,244)
Cumulative effect adjustment (Note 8)	(136)	—	—
Net loss	(3,282)	(3,174)	(2,264)
Dividends on preferred stock	(137)	(138)	(701)

Balance, end of year	$(113,076)	$(109,521)	$(106,209)

Accumulated other comprehensive income:
Balance, beginning of year	$2,163	$2,214	$1,558
Foreign currency translation adjustment	2,305	(51)	656

Balance, end of year	$4,468	$2,163	$2,214

Comprehensive income (loss):
Net loss	$(3,282)	$(3,174)	$(2,265)
Foreign currency translation adjustment	2,305	(51)	656

Comprehensive loss	$(977)	$(3,225)	$(1,609)

See accompanying notes to consolidated finanical statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities
Net loss	$(3,282)	$(3,174)	$(2,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	2,122	2,694	2,540
Depreciation and amortization	2,248	1,988	1,974
Interest on Siemens Tranche C and Tranche D	—	1,130	964
Employee stock-based compensation	606	976	—
Interest on reduction of warrant exercise price	1,371	—	—
Minority interest in income of consolidated subsidiary	1,478	633	—
Provision for doubtful accounts	478	379	354
Interest on discounted notes payable	117	—	—
Loss from discontinued operations	—	—	64
Consulting stock-based compensation	32	28	27
Principal payments on long-term debt made through rebate credits	(4,491)	(3,112)	(2,923)
Deferred tax expense	769	870	1,681
Decrease in fair value of warrant liability	—	(319)	(513)
Other	(8)	7	(51)
(Increase) decrease in:
Accounts and notes receivable	(1,209)	(1,233)	(983)
Inventories	(281)	(767)	(863)
Prepaid expenses and other	287	218	(607)
Increase in:
Accounts payable and accrued expenses	1,171	4,348	1,633
Accrued salaries and other compensation	666	233	596

Net cash provided by continuing activities	2,074	4,899	1,629
Net cash used in discontinued operations	—	—	(113)

Net cash provided by operating activities	2,074	4,899	1,516

Cash flows from investing activities
Purchase of property and equipment	(736)	(1,200)	(1,185)
Capital expenditures from discontinued operations	—	—	(13)
Proceeds from sale of discontinued operations	—	—	1,101
Proceeds from redemption of certificates of deposit	—	226	—
Business acquisitions	(6,963)	(9,601)	(1,589)

Net cash used in investing activities	(7,699)	(10,575)	(1,686)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing cost of $252,000 in 2005	11,806	7,539	5,000
Proceeds from subordinated notes, net of issuing cost of $330,000 in 2005	—	—	5,170
Payments on long-term debt	(3,803)	(3,039)	(1,708)
Payments on subordinated notes	(1,760)	(1,760)	(440)
Payments on convertible subordinated notes	(784)	(1,250)	—
Exchange and redemption of capital stock	—	—	(4,928)
Proceeds from exercise of employee stock options	447	5	68
Proceeds from the exercise of warrants	1,750	—	1,825
Distributions paid to minority interest	(890)	—	—
Dividends on preferred stock	(137)	(138)	(770)

Net cash provided by financing activities	6,629	1,357	4,217

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Effects of exchange rate changes on cash	39	(62)	45

Net increase (decrease) in cash and cash equivalents	1,043	(4,381)	4,092
Cash and cash equivalents at beginning of year	2,326	6,707	2,615

Cash and cash equivalents at end of year	$3,369	$2,326	$6,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,659	$1,200	$1,244
Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt through rebate credits	$4,491	$3,112	$2,923
Interest payments on long-term debt through rebate credits	$2,696	$626	$389
Issuance of note payable in exchange for business acquisitions	$6,445	$6,711	$2,250
Issuance of capital leases in exchange for property and equipment	$416	$172	$142
Conversion of accounts payable to notes payable	$—	$2,200	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of December 29, 2007, the Company has a network of 185 company-owned hearing care centers in nine states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

During 2007 and 2006 the Company’s fifty percent owned Joint Venture, HEARx West generated net income of approximately $3.0 million and $3.2 million, respectively. According to the Company’s agreement with its joint venture partner, The Permanente Federation, the Company had included in its statement of operations 100% of the losses incurred by the joint venture since its inception and then received 100% of the net income of the joint venture until the accumulated deficit was eliminated which was completely eliminated at the end of the second quarter of 2006. The Company now records 50% of the venture’s net income as minority interest in income of consolidated subsidiary in the Company’s consolidated statements of operations with a corresponding liability on its consolidated balance sheets.

Revenue Recognition

HearUSA has company-owned centers in its core markets and a network of affiliated providers who provide products and services to customers that are located outside its core markets. HearUSA enters into provider agreements with benefit providers (third party payors such as insurance companies, managed care companies, employer groups, etc.) under (a) a discount arrangement on products and service; (b) a fee for service arrangement; and (c) a per capita basis or capitation arrangements, which is a fixed per member per month fee received from the benefit providers.

All contracts are for one calendar year and are and cancelable with ninety days notice by either party.

Under the discount arrangements, the Company provides the products and services to the eligible members of a benefit provider at a pre-determined discount or customary price and the member pays the Company directly for the products and services. Under the fee for service arrangements, the Company provides the products and services to the eligible members at its customary price less the benefit they are allowed (a specific dollar amount), which the member pays directly to the Company. The Company then bills the benefit provider the agreed upon benefit for the service.

Under the capitation agreements, the Company agrees with the benefit provider to provide their eligible members with a pre-determined discount. Revenue under capitation agreements is derived from the sales of products and services to members of the plan and from a capitation fee paid to the Company by the benefit provider at the beginning of each month. The members that are purchasing products and services pay the customary price less the pre-determined discount. This revenue from the sales of products to these members is recorded at the customary price less applicable discount in the period that the product is delivered. The direct expenses consisting primarily of the cost of goods sold and commissions on sales are recorded in the same period. Other indirect operating expenses are recorded in the period which they are incurred.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The capitation fee revenue is calculated based on the total members in the benefit provider’s plan at the beginning of each month and is non-refundable. Only a small percentage of these members may ever purchase product or services from the Company. The capitation fee revenue is earned as a result of agreeing to provide services to members without regard to the actual amount of service provided. That revenue is recorded monthly in the period that the Company has agreed to see any eligible members.

The Company records each transaction at its customary price for the three types of arrangements, less any applicable discounts from the arrangements in the center business segment. The products sold are recorded under the hearing aids and other products line item and the services are recorded under the service line item on the consolidated statement of operations. Revenue and expense are recorded when the product has been delivered, net of an estimate for return allowances. Revenue and expense from services and repairs are recorded when the services or repairs have been performed. Capitation revenue is recorded as revenue from hearing aids since it relates to the discount given to the members.

Revenues are considered earned by the Company at the time delivery of product or services have been provided to its customers (when the Company is entitled to the benefits of the revenues).

When the arrangements are related to members of benefit providers that are located outside the Company-owned centers’ territories, the revenues generated under these arrangements are included under the network business segment. The Company records a receivable for the amounts due from the benefit providers and a payable for the amounts owed to the affiliated providers. The Company only pays the affiliated provider when the funds are received from the benefit provider. The Company records revenue equal to the minimal fee for processing and administrative fees. The costs associated with these services are operating costs, mostly for the labor of the network support staff and are recorded when incurred.

No contract costs are capitalized by the Company.

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

Fiscal year

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. 2007 and 2006 include 52 weeks. The next year with 53 weeks will be 2011.

Concentration of credit risk

The Company maintains its cash deposits at commercial banks. We place our cash and cash equivalents with high quality financial institutions. At times, our account balances may exceed federally

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Inventories

Inventory of hearing aids consists of finished product directly purchased from the manufacturers. The cost of the inventory corresponds to the amount directly charged by the manufacturers, which includes freight. The Company does not incur charges for buying or inspection costs.

Inventories of batteries, special hearing devices and related items, are priced at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

Goodwill and other intangible assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” goodwill is subject to impairment assessments. A fair-value-based test is applied at the reporting unit level. This test requires various judgments and estimates. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Other intangible assets include finite lived intangible assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and trade-names, which are not amortized.

Pre-opening costs

The costs associated with the opening of new centers are expensed as incurred.

Long-lived assets — impairments and disposals

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 29, 2007 no long-lived assets were held for disposal. No impairment losses were recorded in the consolidated statement of operations for the three years ended December 29, 2007.

Convertible Instruments, Warrants, Amortization of Debt Discount and Fair Value Determination

In 2003 the Company issued debt instruments which are convertible into its common stock and included the issuance of warrants. These financing transactions are recorded in accordance with Emerging Issues Task Force Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Features or Contingently Adjustable Conversion Ratios” and 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the beneficial conversion feature embedded in the convertible instrument based upon a relative fair value allocation of the proceeds of the instrument was recognized on the consolidated balance sheet as debt discount. The debt discount was being amortized as interest expense over the life of the instrument (see Note 8 — Subordinated Notes and Warrant Liability).

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

Vendor rebates

The Company receives various pricing rebates from Siemens recorded based on the earning of such rebates by meeting the compliance levels of the Supply Agreement. Those levels relate to quarterly sales of hearing aid products net of returns. These rebates are recorded monthly on a systematic basis based on supporting historical information that the Company has met these compliance levels and reduce the outstanding Siemens’ loan balance and accrued interest and reduce the cost of products sold for the respective quarter.

Marketing allowances

The Company receives a monthly marketing allowance from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products. The Company’s advertising rebates, which represent a reimbursement of specific incremental, identifiable advertising costs, are recorded as an offset to advertising expense. If the cash consideration exceeds the allocated cost of advertising, the excess would be recorded as a reduction of cost of products sold.

Advertising costs

Costs of newspaper, television, and other media advertising are expensed as incurred and were approximately $7.4 million, $6.2 million and $5.6 million in 2007, 2006, and 2005, respectively.

Sales return policy

The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days, or as mandated by state guidelines, if the patient is dissatisfied with the product. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. classes. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer.

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

We adopted FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize interest relating to unrecognized tax benefits within our provision for income taxes.

Net loss per common share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Due to the Company’s losses, the following common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of approximately 8.3 million, 12.3 million, and 7.7 million, respectively, were excluded from the computation of net loss per common share — diluted at December 29, 2007, December 30, 2006 and December 31, 2005 because they were anti-dilutive. For purposes of computing net income (loss) applicable to common stockholders per common share — basic and diluted, for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the weighted average number of shares of common stock outstanding includes the effect of the 596,161, 760,461 and 790,358, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), using the modified — prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). (see Note 11 — Stock-based Benefit Plans)

Prior to the adoption of SFAS 123R on January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense was recognized for our stock-based compensation associated with stock options.

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS 123 to the stock option awards. Disclosures for the year ended December 29, 2007 and December 30, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

December 31,
2005

Net loss applicable to common stockholders as reported	$(2,965)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,529)

Pro forma, net loss	$(4,494)

Loss per share-basic
Basic and diluted-as reported	$(0.09)
Basic and diluted-pro forma	$(0.14)

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 29, 2007 and December 30, 2006, was approximately $606,000 and $976,000, respectively. This additional expense is non-cash and does not affect the Company’s cash flows.

The fair value for stock awards was estimated using a Black-Scholes option valuation model with the following weighted average assumptions.

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Risk free interest rate	4.63%	4.69%	4.39%
Expected life in years	10	10	5-10
Expected volatility	84%	86%	96%
Weighted average fair value	$1.28	$1.30	$1.39

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

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

Restricted cash and cash equivalents at December 29, 2007 and December 30, 2006 consist of certificates of deposit with contractual maturities of one year or less of approximately $216,000 and $205,000 pledged as collateral for automated clearing house exposure.

3.	Business Acquisitions

In 2007, the Company continued its strategic acquisition program in order to accelerate its growth. The program consists of acquiring hearing care centers located in the Company’s core and target markets. The Company often can benefit from the synergies of combined staffing and can use advertising more efficiently.

During 2007, the Company acquired the assets of twenty-four hearing care centers in New York, Missouri, Michigan, Florida, North Carolina, California and the Province of Ontario in seventeen separate transactions. Consideration was cash of approximately $6.8 million and notes payable of approximately $6.8 million. The Company has recorded the fair values of the assets acquired based on management’s best estimates. Accordingly, the following estimates may change as further information becomes available. The acquisitions resulted in additions to goodwill of approximately $10.4 million, fixed assets of approximately $379,000, customer lists and non-compete agreements of approximately $2.9 million and deferred tax liabilities of approximately $387,000. The notes payable bear interest varying from 5% to 7% and are payable in quarterly installments varying from $8,000 to $255,000, plus accrued interest, through September 2011. Interest was imputed at market rates ranging from 7.3% to 9.5% in 2007 and was 9.8% at the end of 2007. In connection with these acquisitions, the Company drew approximately $6.8 million on its acquisition line of credit with Siemens (see Note 6 — Long-term Debt).

The following unaudited pro forma information represents the results of operations of the Company for the years ended December 29, 2007 and December 30, 2006, as if the 2007 acquisitions occurred on

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

December 31, 2006 and January 1, 2006. This pro forma information may not be indicative of future operations:

	December 29,	December 30,
	2007	2006

Total revenue	$111,011	$99,834
Net loss	$(2,535)	$(2,402)
Net loss applicable to common stockholder per share — basic and diluted	$(0.07)	$(0.07)

During 2006, the Company, in 21 separate transactions acquired the assets of 30 hearing care centers in New Jersey, New York, California, Michigan, Florida and the Province of Ontario. Consideration paid was approximately $9.5 million of cash and notes payable of approximately $6.7 million. The acquisitions resulted in additions to goodwill of approximately $13.4 million, fixed assets of approximately $229,000, customer lists and non-compete agreements of approximately $2.9 million. All additions to intangibles are amortizable for income tax purposes. The notes payable bear interest at rates varying from 5% to 7.0% and are payable in quarterly installments varying from $8,000 to $84,000 plus accrued interest through October 2011. In connection with these acquisitions, the Company utilized approximately $7.8 million of its revolver with Siemens.

The following unaudited pro forma information represents the results of operations of the Company for the years ended December 30, 2006 and December 31, 2005, as if the 2006 acquisitions occurred on January 1, 2006 and December 26, 2004. This pro forma information may not be indicative of future operations:

	December 30,	December 31,
	2006	2005

Total revenue	$98,000	$91,000
Net loss	$(1,947)	$(1,957)
Net loss applicable to common stockholder per share — basic and diluted	$(0.06)	$(0.06)

The allocated value of the customer lists, non-compete agreements and contracts were recorded as intangible assets on the consolidated balance sheets.

For tax purposes generally goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15 year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment and Leases

Property and equipment consists of the following:

	Range of	December 29,	December 30,
	Useful Lives	2007	2006

Equipment, furniture and fixtures	5 -10 years	$12,661	$11,385
Leasehold Improvements	5 -10 years	8,629	7,928
Computer systems	3 years	3,887	3,501
Construction in progress	N/A	63	399

		25,240	23,213
Less accumulated depreciation and amortization		20,884	19,335

		$4,356	$3,878

Total estimated future depreciation expense for the Company’s current property and equipment are as follows:

2008	$1,356
2009	1,036
2010	638
2011	307
2012	176
Thereafter	843

The Company leases facilities primarily for hearing centers. These are located in retail shopping areas and have terms expiring through 2016. The Company recognizes rent expense on a straight line basis over the lease term. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and actual payments, which is due to escalating rents in the lease contracts, is included in accrued expenses in the accompanying consolidated balance sheets. Equipment and building rent expense under operating leases in 2007, 2006 and 2005 was approximately $7.8 million, $6.7 million and $5.9 million, respectively.

Approximate future minimum rental commitments under operating leases are as follows:

2008	$6,295
2009	5,229
2010	4,111
2011	2,245
2012	1,309
Thereafter	1,648

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

5.	Goodwill and Intangible Assets

A summary of changes in the Company’s goodwill during the years ended December 29, 2007 and December 30, 2006, by business segment are as follows:

	December 30,		Deferred Tax	Currency	December 29,
	2006	Additions	Adjustments	Translation	2007

Centers	$50,090	$10,434	$—	$1,730	$62,254
Network	880	—	—	—	880

	$50,970	$10,434	$—	$1,730	$63,134

	December 31,	Additions and	Deferred Tax	Currency	December 30,
	2005	Adjustments	Adjustments	Translation	2006

Centers	$37,578	$13,310	$(723)	$(75)	$50,090
Network	880	—	—	—	880

	$38,458	$13,310	$(723)	$(75)	$50,970

As of December 29, 2007 and December 30 2006, intangible assets consisted of the following:

	December 29,	December 30,
	2007	2006

Amortizable intangible assets:
Customer lists	$11,268	$8,946
Non-Compete agreements	1,268	354
Computer Software	1,584	1,542
Accumulated amortization — customer list	(3,935)	(3,154)
Accumulated amortization — non-compete	(255)	(46)
Accumulated amortization — computer software	(1,487)	(1,483)

Amortizable intangible assets, net	8,443	6,159
Trademark and trade names	7,700	7,411
Intellectual property	22	22

	$16,165	$13,592

The aggregate amortization expense was $896,000 in 2007, $815,000 in 2006 and $618,000 in 2005.

Annual estimated future amortization expense for intangible assets is as follows:

2008	$1,035
2009	985
2010	885
2011	821
2012	746
Thereafter	3,971

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Long-term Debt (also see Notes 3, 7 and 8)

Long-term debt consists of the following:

	December 29,	December 30,
	2007	2006

Notes payable to Siemens
Tranche B	$5,403	$3,543
Tranche C	23,670	23,997
Tranche D	7,895	2,200

	—	—
Total notes payable to Siemens	36,968	29,740
Notes payable from business acquisitions and other	10,277	7,250

	47,245	36,990
Less current maturities	10,746	8,391

	$36,499	$28,599

The approximate aggregate maturities on long-term debt obligations in years following 2007 are as follows:

2008	$10,746
2009	5,832
2010	4,656
2011	3,730
2012	2,542
Thereafter	19,739

Notes payable to Siemens

On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc (“Credit Facility”). In September of 2007, we amended our agreements with Siemens to defer repayment of approximately $4.2 million from September 2007 to December 29, 2008. In the amendments, interest on our Tranche D was increased but Siemens agreed to provide the Company with marketing expense reimbursements to support developing and promoting our business and advertising Siemens products. Siemens also agreed to provide an additional $3 million for operating expenses on an as-needed basis through the end of 2008.

Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the December 2006 closing date, $2.2 million of accounts payable to Siemens were transferred to the newly available credit facility and the Company drew down an additional $5 million in cash in January 2007.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Credit Facility is a $50 million revolving credit facility expiring in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.

The first portion of the Credit Facility is a line of credit of $30 million (Tranches B and C). Approximately $29 million of Tranches B and C is outstanding as of December 29, 2007. $5.4 million has been borrowed under Tranche B for acquisitions and $23.7 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens’ units sold by the acquisition plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest.

Rebates on Product Sales

The required quarterly principal and interest payments are forgiven by Siemens through a rebate of similar amounts as long as 90% of hearing aid units sold are Siemens’ products. All amounts rebated reduce the Siemens’ outstanding debt and accrued interest are accounted for as a reduction of cost of products sold. If HearUSA does not maintain the 90% sales requirement, those amounts are not rebated and must be paid quarterly. The 90% requirement is based on a cumulative twelve months calculation. Since HearUSA entered into this type of arrangement with Siemens, in December 2001, $25.6 million has been rebated. In 2007 $7.2 million was rebated.

Additionally, quarterly volume rebates of $156,250, $312,500 and $468,750 can be earned by meeting a certain quarterly volume test. Such rebates will reduce the cost of sales of products and principal and interest on Tranche B and C.

The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C during each of the following years:

	2007	2006	2005
	(Dollars in thousands)

Portion applied against quarterly principal payments	$4,491	$3,112	$2,923
Portion applied against quarterly interest payments	2,696	626	389

	$7,187	$3,738	$3,312

The second portion of the Credit Facility (Tranche D) totals $20 million and may be used for acquisitions once Tranches B and C are completely utilized. Tranche D also includes a $3 million line of credit (Tranche E) for working capital purposes. The amount available for acquisitions is equal to $20 million less the amount borrowed under Tranche E. There is $7.9 million outstanding as of December 29, 2007 under Tranche D. None is outstanding under Tranche E. Interest on this portion is paid monthly. $4.2 million of Tranche D is due on December 8, 2008 and the balance of $3.7 million (or any future outstanding balance on Tranche D) in February 2013. If any amounts are drawn down under Tranche E, they are due on December 19, 2008. Amounts under Tranche E will not be available after December 19, 2008.

At such time as no amount of Tranche B and C Siemens will continue to provide a $500,000 per quarter rebate, provided that HearUSA continues to comply with the minimum 90% sales requirement, and to provide the additional volume rebates if the Siemens unit sales targets are met. These rebates continue to be utilized as previously described.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The Credit Facility also provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2006 or 2007.

Conversion Rights

After December 30, 2009 Siemens has the right to convert the outstanding debt, but in no event more than approximately $21.2 million, into HearUSA common shares at a price of $3.30 per share, representing approximately 6.4 million shares of the Company’s outstanding common stock. These conversion rights are accelerated in the event of a change of control or default by HearUSA.

These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the Credit Facility. On June 30, 2007, the Company filed the required Form S-3 registration statement to register the shares for resale and the registration statement was declared effective September 27, 2007.

In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving an entity in the hearing aid industry.

Covenants

The Siemens Credit Facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the credit or supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

Notes payable from business acquisitions and other

Notes payable from business acquisitions totaling approximately $9.8 million at December 29, 2007 (see note 3) and approximately $7.0 million at December 30, 2006 are payable in monthly or quarterly installments varying from $8,000 to $255,000 over periods varying from 2 to 5 years and bear interest at rates varying from 5.0% to 7.0%. In accordance with APB 21, the Company has recorded the notes at their present value by discounting future payments at the Company’s imputed borrowing rate of interest. Other notes totaling approximately $489,000 at December 29, 2007 and approximately $226,000 at December 30, 2006, relating mostly to capital leases, are payable in monthly or quarterly installment varying from $1,000 to $10,000 over periods varying from 1 to 3 years and bear interest at rates varying from 9.1% to 13.7%.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.	Convertible Subordinated Notes

On April 9, 2007, the Company entered into a transaction with the holders of 14 of 15 outstanding notes originally issued in December 2003 through a private placement of $7.5 million of subordinated notes and related warrants. These holders converted the balance of their notes into approximately 3.1 million common shares, after a principal payment of approximately $409,000 by the Company and exercised approximately 2.5 million warrants for a consideration of approximately $1.7 million, or $0.70 per share. The Company also paid down $375,000 of the approximate $417,000 outstanding balance to the non-participating note holder on the closing date. This transaction resulted in a non-cash charge of approximately $2.6 million due to the acceleration of the remaining balance of the debt discount amortization for approximately $1.2 million and the reduction in the price of the warrants for approximately $1.4 million recorded in the second quarter of 2007. The remaining principal balance of approximately $42,000 owed to the non-participating note holder was converted to common stock in June 2007.

During the 2007, 2006 and 2005, approximately $3.5 million, $2.6 million and $2.9 million, respectively, of interest expense was recorded related to this financing, including non-cash prepaid finder fees, a debt discount amortization charge and deemed dividend related to the reduction in the price of the warrants of approximately $3.1 million (including the $1.2 million charge due to the acceleration of the remaining balance of the debt discount amortization) in 2007, $1.8 million in 2006 and $2.2 million in 2005.

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

On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring on August 2010. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date for this transaction was $1.63 per share. The notes bear interest at 7% per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The notes are subordinate to the Siemens notes payable.

The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method. In addition to the Note Warrants the Company also issued 55,000 common stock

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of such costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three-year term of the notes. During 2007, 2006 and 2005, approximately $825,000, $1.1 million and $595,000 respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $496,000, $850,000 and $389,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense in future years total approximately $126,000 in 2008. In the event the Company retires the Subordinated Notes, the Company will be required to expense the unamortized debt discount and prepaid financing fees in the period in which the retirement occurs.

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

Effective January 1, 2007, under FSP EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The transition adjustment to reclassify the warrant liability to equity at the amount that would have been recognized as of the date it would have originally met the criteria for equity classification under other GAAP without regard to the contingent obligation to transfer consideration under the registration payment arrangement was to increase additional paid in capital $246,000, increase accumulated deficit $136,000 and decrease warrant liability as cumulative effect adjustment at January 1, 2007.

On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. The balance of the notes, approximately $1.5 million, matures in 2008.

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

During 2005 approximately $560,000 is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

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

On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note receivable for the principal amount of $412,500. The note receivable is collateralized by the common stock purchased which is held in escrow. The principal amount of the note and accrued interest were payable on April 1, 2006. The note bore interest at the prime rate published by the Wall Street Journal adjusted annually. At December 29, 2007, the interest rate of the note was 7.5%. As of December 29, 2007 a cancellation agreement had been signed and the stock was subsequently returned to the Company for cancellation. The note receivable under the caption Stock Subscription is part of stockholders’ equity in the accompanying consolidated balance sheets.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

holder of the Series J Preferred Stock and any holders of securities equal in ranking, such holders will be entitled to share ratably in all assets available for distribution.

During 2007, 2006 and 2005, approximately $137,000, $138,000 and $141,000 of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Rights Plan and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company’s Shareholder Rights Plan.

G.	Warrants

During 2007, approximately 100,000 warrants were issued at an exercise price of $1.56 and approximately 2.5 million warrants were exercised at an exercise price of $0.70. No warrants were exercised during 2006. In 2005 approximately 1.6 million warrants were exercised and 131,695 warrants expired in 2005.

The aggregate number of common shares reserved for issuance upon the exercise of warrants was approximately 2.7 million as of December 29, 2007.

The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price

260	2008	1.75
240	2010	1.25
560	2010	1.31
1,555	2010	2.00
100	2013	1.56

2,715

H.	Aggregate and Per Share Cumulative Preferred Dividends

As of December 29, 2007 there were no arrearages in cumulative preferred dividends/premiums.

I.	Exchangeable Shares

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

J.	Common Stock

As discussed in Notes 7 and 8, during 2007, approximately 2.5 million warrants were exercised at an exercise price of $0.70 and approximately 3.2 million shares of common stock were issued in connection

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

with the conversion of the 2003 Convertible Subordinated Notes. Employee stock options for 472,500 shares were exercised in 2007.

11.	Stock-based Benefit Plans

A.	Stock Options and Awards

On June 11, 2007, the stockholders of HearUSA approved the 2007 Employee Incentive Compensation Plan (“2007 Plan”). The 2007 Plan is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 2.5 million shares of common stock. Under the 2007 Plan, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on each anniversary of the date of the grant over 4 years. A restricted stock unit is an award covering a number of shares of HearUSA common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses

Stock options and awards are granted to employees under the 1987 Stock Option Plan (this plan expired June 2, 1997 and no further option grants can be made under this plan. The expiration of the plan did not affect the outstanding options which remain in full force as if the plan had not expired.), the 1995 Flexible Stock Plan (this plan expired in 2005 and no further grants can be made under this plan. The expiration of the plan did not affect the outstanding options granted under this plan which remain in full force in accordance with their terms.), the 2002 Flexible Stock Plan, which generally vest over 4 years and expire after 10 years. The Company’s 2002 Flexible Stock Plan, which is stockholder approved, is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock.

As of December 29, 2007, employees of the Company held options permitting them to purchase an aggregate of approximately 5.0 million shares of common stock at prices ranging from $0.35 to $18.75 per share. Options are exercisable for periods ranging from five to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

As of December 29, 2007, under the terms of our Non-Employee Director Plan, which terminated in accordance with its terms in 2003, directors held options permitting them to purchase an aggregate of 13,500 shares of common stock at prices ranging from $4.00 to $18.75 per share.

Impact of the Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), using the modified — prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). For these awards, we have recognized compensation expense using the straight-line amortization method. For stock-based compensation awards granted after

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

January 1, 2006, we recognize compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. The impact of recording stock-based compensation in 2007 and 2006 was approximately, $606,000 and $976,000, respectively, of additional general and administrative expense. This additional expense is non-cash.

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise	(in years)	Intrinsic Value
		(Options in thousands)

Outstanding at December 30, 2006	5,373	$1.31
Granted	730	$1.47
Exercised	(472)	$0.95		$265
Forfeited/expired/cancelled	(473)	$2.28

Outstanding at December 29, 2007	5,158	$1.28

Vested and expected to vest at December 29, 2007	5,158	$1.28	5.75	$1,334

Exercisable at December 29, 2007	3,698	$1.22	4.68	$1,315

The following table summarizes outstanding and exercisable options under our equity incentive plans as of December 29, 2007:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	Options in thousands

$ .35 – $ .77	1,368	4.26	$0.44	1,368	$0.44
$ .78 – $ 2.00	3,458	6.65	$1.38	2,017	$1.38
$2.01 – $ 5.40	290	2.89	$3.19	271	$3.19
$5.41 – $ 8.75	38	.76	$6.57	38	$6.57
$8.76 – $18.75	4	.32	$15.58	4	$15.58

	5,158			3,698

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 29, 2007. As of December 29, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years. At December 29, 2007 the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $101,000.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

B.	Non-Employee Director Non-Plan Grant

On April 1, 2003 options to purchase 125,000 shares of common stock were granted to members of the Board of Directors, at an exercise price of $0.35, which was equal to the quoted closing price of the common stock on the grant date. The options vested after one year and have a ten-year life.

12.	Major Customers and Suppliers

During 2007, 2006 and 2005 no customer accounted for more than 10% or more of net revenues.

During 2007, 2006 and 2005, the Company purchased approximately 90.1% 90.6% and 93.1%, respectively, of all hearing aids sold by the Company from Siemens. As described in Note 6, the Company is a party to a supply agreement with Siemens whereby the Company has agreed to purchase minimum levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. The Company has not experienced any significant disruptions in supply in the past.

13.	Related Party Transactions

The Company is a party to a capitation contract with an affiliate of its minority owner, the Permanente Federation LLC (the “Kaiser Plan”) a member of its consolidated joint venture, HEARx West, LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2007, 2006 and 2005 approximately $8.9 million, $7.7 million and $6.9 million, respectively, of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.

14.	Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes (FASB 109).” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision (benefit) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are as follows:

	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	(129)	78
Foreign	—	—	—

Current income tax provision	$—	$(129)	$78

Deferred:
Federal and state deferred	$595	$437	$1,335
Foreign deferred	155	415	327

Deferred income tax provision	$750	$852	$1,662

Benefit applied to reduce goodwill — foreign	19	18	19

Total income tax provision	$769	$741	$1,759

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

The components of loss from continuing operations are as follows:

	2007	2006	2005

Domestic	$(1,570)	$(2,962)	$(1,340)
Foreign	535	1,162	898

Total loss from continuing operations	$(1,035)	$(1,800)	$(442)

The Company has accounted for certain items (principally depreciation, intangibles and the allowance for doubtful accounts) for financial reporting purposes in periods different from those for tax reporting purposes.

Effective January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

As of December 29, 2007, we had approximately $14.8 million of total gross unrecognized tax benefits.

Balance as of January 1, 2007	$—
Additions to tax provisions related to the current year	—
Additions to tax provision related to prior years	—
Reduction for tax provisions of prior years	—
Balance as of December 29, 2007	$—

In accordance with our accounting policy, the Company recognizes accrued interest related to unrecognized tax benefits as a component of income tax expense.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject in the United States.

The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject in the Province of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

purposes. Significant components of the Company’s net deferred income taxes United States operations are as follows:

	2007	2006

Deferred income tax assets:
Fixed assets depreciation	$1,267	$1,241
Employee stock-based compensation-non-qualified	27	352
Accrued severance	79	—
Inventory costs	41	199
Joint venture	275	251
Accrued vacation	358	347
Bad debts	173	144
Charitable contributions	15	34
Section 1231 loss carryforwards	—	73
Net operating loss carryforwards(1)	22,924	28,341

Total deferred tax assets	25,159	30,982
Less valuation allowance	(24,644)	(29,639)

Net deferred tax assets	$515	$1,343

Deferred income tax liabilities:
Amortization of definite lived intangibles	(515)	(656)
Amortization of indefinite lived intangibles	(2,200)	(2,200)
Amortization of goodwill for tax purposes	(3,423)	(2,748)
Beneficial conversion feature	—	(687)

Total deferred tax liabilities	(6,138)	(6,291)

Net deferred income tax liability	$(5,623)	$(4,948)

(1)	The deferred tax assets for net operating loss carry forwards in 2007 have been reduced by approximately $5.6 million for adoption of FIN 48. This amount was fully valued in prior years.

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets (liabilities) Canadian operations are comprised of the following:

	2007	2006

Deferred income tax assets:
Fixed assets depreciation	$420	$583
Net loss carryforwards	62	67
Other	35	30
Capital loss carryforwards	5,838	4,901

Total deferred tax assets	6,355	5,581
Less: valuation allowance	(5,838)	(4,901)

Net deferred tax assets	$517	$680

Deferred income tax liabilities:
Amortizable intangible assets	$(267)	$(267)
Indefinite lived intangibles and goodwill for tax purposes	(1,027)	(632)

Total deferred income tax liability	(1,294)	(899)

Net deferred income tax liability	$(777)	$(219)

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $24.6 million valuation allowance at December 29, 2007 is necessary related to the United States operations to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is approximately $5.0 million. At December 29, 2007 the Company has available federal net operating loss carryforwards of approximately $57.4 million, which will expire in various years 2008 through 2021.

In addition for Canadian purposes, the Company has capital loss carryforward of approximately $17.3 million which can only be utilized against gains from sales on capital assets and do not expire. Since the Company does not anticipate any gains on sales of capital assets in the foreseeable future, a valuation allowance has been recorded at December 29, 2007 to offset the deferred tax asset from the capital loss carryforward.

The provision for income taxes on loss from continuing operations differ from the amount computed using the Federal statutory income tax rate as follows:

	2007	2006	2005

Benefit at Federal statutory rate	$(855)	$(612)	$(151)
State income taxes, net of Federal income tax effect	(37)	(116)	(64)
Nondeductible expenses	687	(82)	(148)
Effect of foreign earnings	(25)	(12)	—
Change in valuation allowance	965	1,128	678
Deferred tax liability recorded to goodwill	(80)	438	—
Other	114	(3)	1,444

Income tax expense	$769	$741	$1,759

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

No income tax provision is applicable to the loss from discontinued operations. Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they are remitted as dividends, or are loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings are in 2007, 2006 and 2005 were $1.7 million and $1.2 million and $905,000, respectively.

15.	Commitments and Contingencies

The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $73,000, $73,000 and $56,900 for the years 2007, 2006 and 2005, respectively.

In February 2008, the Company entered into employment agreements with two of its executive officers that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.

The Company also entered into change of control agreements with several of its other officers which provide for severance payments and acceleration of stock option vesting upon termination of employment after a change in control, as defined.

The Company is engaged in litigation that arose in the ordinary course of business. The Company believes such litigation is without merit, plans to mount a vigorous defense and does not believe that any future outcome will have a material effect on the future operations of the Company.

16.	Quarterly Financial Data

Year Ended	First	Second	Third	Fourth
December 29, 2007	Quarter	Quarter	Quarter	Quarter

Net revenues	$23,586	$24,920	$26,862	$27,436
Operating costs and expenses	21,944	24,110	24,353	25,574

Income from operations	1,642	810	2,509	1,862

Net income (loss) applicable to common stockholders	$(595)	$(3,351)	$488	$39

Net income (loss) from continuing operations, including dividends on preferred stock, applicable to common stockholders — basic	$(0.02)	$(0.09)	$0.01	$0.00

Net income (loss) applicable to common stockholders per common share — basic (Note 1)	$(0.02)	$(0.09)	$0.01	$0.00

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended	First	Second	Third	Fourth
December 30, 2006	Quarter	Quarter	Quarter	Quarter

Net revenues	$21,657	$22,257	$22,042	$22,830
Operating costs and expenses	19,984	20,628	21,637	22,729

Income (from operations)	1,673	1,629	404	102

Net income (loss) applicable to common stockholders	$41	$(100)	$(1,682)	$(1,571)

Net loss from continuing operations, including dividends on preferred stock, applicable to common stockholders-basic	$0.00	$0.00	$(0.05)	$(0.05)

Net loss applicable to common stockholders per common share-basic (Note 1)	$0.00	$0.00	$(0.05)	$(0.05)

17.	Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.

At December 29, 2007 and December 30, 2006, the fair value of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable and accrued expenses approximated their carrying value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows.

The carrying amounts and related estimated fair values for the Company’s debt and debt-related derivative instruments are as follows:

	December 29, 2007		December 30, 2006
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value

Long-term debt	47,245	46,643	36,990	36,409
Convertible subordinated notes	—	—	4,769	6,208
Subordinated notes	1,480	1,516	2,788	3,290

18.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 160, and the impact it will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company’s acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 141R, and the impact it will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets or Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position and results of operations.

19.	Discontinued Operations

In June 2005, the Company sold the assets of a group of hearing care centers in the states of Minnesota, Washington and Wisconsin, including goodwill, customer list and selected assets for approximately $1.1 million in cash, resulting in a gain on disposition of assets of approximately $333,000. The related operating results for 2005 have been presented as discontinued operations and the consolidated financial statements have been reclassified to segregate the operating results. The operating expenses of these hearing care centers sold were reported under the centers segment.

Net revenues, pre-tax net losses and net loss from discontinued operations applicable to common stockholders-basic and diluted of the discontinued operations for the year ended December 31, 2005 were as follows:

(Dollars in thousands, except per share amounts)

Net revenues of discontinued operations:
Combined net revenues	$1,825

Combined pre-tax net losses	$396

Combined net loss from discontinued operations applicable to common stockholders-basic and diluted	$0.00

20.	Segments

The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; the

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total

For the years ended:
Hearing aids and other products revenues
December 29, 2007	$95,861	$75	$—	$—	$95,936
December 30, 2006	$82,769	$51	$—	$—	$82,820
December 31, 2005	$71,365	$80	$—	$—	$71,445
Service revenues
December 29, 2007	$5,306	$—	$1,562	$—	$6,868
December 30, 2006	$4,371	$—	$1,596	$—	$5,967
December 31, 2005	$3,805	$—	$1,422	$—	$5,227
Income (loss) from operations
December 29, 2007	$21,417	$(66)	$1,081	$(15,609)	$6,823
December 30, 2006	$17,233	$(188)	$966	$(14,202)	$3,809
December 31, 2005	$15,221	$(105)	$549	$(11,950)	$3,715
As of and for years ended:
December 29, 2007
Depreciation and amortization	$1,863	$—	$3	$382	$2,248
Total assets	$81,735	$—	$934	$17,811	$100,480
Capital expenditures	$199	$—	$—	$537	$736
December 30, 2006
Depreciation and amortization	$1,788	$—	$3	$197	$1,988
Total assets	$66,362	$—	$971	$15,943	$83,276
Capital expenditures	$667	$—	$—	$533	$1,200
December 31, 2005
Depreciation and amortization	$1,764	$—	$5	$205	$1,974
Total assets	$52,181	$—	$1,131	$17,732	$71,044
Capital expenditures	$970	$—	$—	$228	$1,198

Hearing aids and other products revenues consisted of the following:

	2007	2006	2005

Hearing aid revenues	95.3%	95.9%	95.5%
Other products revenues	4.7%	4.1%	4.5%

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

Services revenues consisted of the following:

	2007	2006	2005

Hearing aid repairs	49.8%	51.7%	53.4%
Testing and other income	50.2%	48.3%	46.6%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	2007	2006	2005

General and administrative expense	$15,227	$14,005	$11,745
Depreciation and amortization	$382	$197	$205

“Corporate” loss from operations	$15,609	$14,202	$11,950

Information concerning geographic areas:

As of and for the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	United States	Canada	United States	Canada	United States	Canada
	2007	2007	2006	2006	2005	2005
	$	$	$	$	$	$

Hearing aid and other product revenues	82,789	13,147	73,542	9,278	63,500	7,945
Service revenues	6,305	563	5,539	428	4,835	392
Long-lived assets	68,728	15,834	58,071	11,451	44,218	10,171
Total assets	81,013	19,467	69,995	13,281	58,412	12,632

Net revenues by geographic area are allocated based on the location of the subsidiary operations.

21.	Liquidity

During 2007, the working capital deficit increased $1.1 million to $16.0 million as of December 29, 2007 from $14.9 million as of December 30, 2006. The increase in the deficit is mostly attributable to an increase in current maturities of long-term debt which arose from the issuance of additional notes for business acquisitions and the $4.2 million amount owed to Siemens on December 19, 2008 that was not outstanding at the end of 2006. These additional current maturities were however partially offset by the elimination of the current maturities of convertible subordinated notes following the conversion of these notes into common shares on April 9, 2007 and positively impacted working capital by $2.5 million (see Note 7 — Convertible Subordinated Notes).

The working capital deficit of $16.0 million includes approximately $2.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In 2007, the Company generated income from operations of approximately $6.9 million (including approximately $606,000 of non-cash employee stock-based compensation expense and approximately $896,000 of amortization of intangible assets) compared to $3.8 million (including approximately $976,000 non-cash employee stock-based compensation expense and approximately $815,000 of amortization of intangible assets) in 2006. Cash and cash equivalents as of December 29, 2007 were approximately $3.4 million.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

HearUSA Inc.
Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End
	Of Period	Additions	Deductions	Of Period

December 29, 2007
Allowance for doubtful accounts	$434	$478	$(414)	$498
Allowance for sales returns(1)	$443	$132	$(190)	$385
Valuation allowance — US	$29,639	$—	$(4,995)	$24,644
Valuation allowance — foreign	$4,901	$937	$—	$5,838

December 30, 2006
Allowance for doubtful accounts	$413	$379	$(358)	$434
Allowance for sales returns(1)	$440	$97	$(94)	$443
Valuation allowance	$27,764	$1,875	$—	$29,639
Valuation allowance — foreign	$5,648	$—	$(747)	$4,901

December 31, 2005
Allowance for doubtful accounts	$373	$354	$(314)	$413
Allowance for sales returns	$425	$17	$(2)	$440
Valuation allowance	$27,098	$666	$—	$27,764
Valuation allowance — foreign	$5,636	$12	$—	$5,648

(1)	Allowance for sales returns is included in accounts payable on the Consolidated Balance Sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

In connection with the preparation and filing of the Company’s annual report on Form 10-K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 29, 2007. The Company’s chief executive officer and chief financial officer concluded that, as of December 29, 2007, the Company’s disclosure controls and procedures were effective.

b.	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon this evaluation, management concluded that, as of December 29, 2007, the Company did not maintain effective internal control over financial reporting as there was a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.

The aforementioned material weakness identified by management relates to the Company not employing sufficient accounting resources to provide for adequate control over the financial closing process in order to facilitate a second review of all changes to the consolidated financial statements as well as supporting documentation for the financial statements. Management has concluded that the inability to perform an adequate review would result in a material misstatement of the company’s financial statements if errors that were material in amount were not detected in a timely manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

c.	Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I) of this Annual Report on Form 10-K. Information regarding our directors,

compliance with Section 16(a) of the Securities Exchange Act of 1934 and certain other corporate governance matters may be found in the Company’s 2008 definitive Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our Web site (http://hearusa.com).

Item 11.	Executive Compensation

The information required by this Item is set forth in the Company’s 2008 Proxy Statement under the heading “Executive Compensation” and “Election of Directors” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the Company’s 2008 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference as if set forth in full.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 29, 2007:

	Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column
Plan Category	(a)		(b)	(a))

Equity compensation plans approved by security holders	5,032,667		$1.30	2,362,500
Equity compensation plans not approved by security holders	125,000	(1)	$0.35	—
Total equity compensation plans approved and not approved by security holders	5,157,667		$1.28	2,362,500

(1)	Consists of non-employee director options granted outside of the Non- Employee Director Plan in 2003.

The material features of the outstanding options which were granted outside the plans approved by stockholders are as follows:

2003 Non-plan Option Grant:

On April 1, 2003 options to purchase a total of 125,000 shares of common stock were granted to non-employee members of the Board of Directors, at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the American Stock Exchange on the grant date. The options vested after one year and have a ten-year life.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth in the Company’s 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Election of Directors” is incorporated herein by this reference as if set forth in full.

Item 14.	Principal Accountant Fees and Services

The information required by this Item appears under the heading “Independent Registered Public Accounting Firm Services and Fees” in our 2008 Proxy Statement and is incorporated herein by reference as if set forth in full.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

(i)	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006. Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

(ii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

(iii)	Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

(iv)	Notes to Consolidated Financial Statements

(2) Financial statement schedule:

Schedule II	Valuation and Qualifying Accounts

(3) Exhibits:

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).
3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).
4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).
4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).
4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Employment Agreement, dated August 31, 2005 with Dr. Paul A. Brown (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.5	Employment Agreement, dated August 31, 2005 with Stephen J. Hansbrough (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.6	Employment Agreement, dated August 31, 2005 with Gino Chouinard (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.7	Employment Agreement, dated August 31, 2005 with Ken Schofield (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended October 1, 2005.)#
10.8	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#
10.9	Credit Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 26, 2001)
10.10	Security Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.11	Supply Agreement, dated December 7, 2001 between HEARx Ltd and Siemens Hearing Instruments, Inc (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, December 26, 2001)
10.12	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)#

10.13	Amendment to Security Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended March 29, 2003).
10.14	Amendment to Credit Agreement, dated March 12, 2003 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 29, 2003).
10.15	Purchase Agreement dated August 19, 2005 by and among HearUSA, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).
10.16	Form of Registration Rights Agreement by and among HearUSA, Inc. and the purchasers named in the Purchase Agreement dated August 19, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3/A filed October 7, 2005).
10.17	Asset Purchase Agreement dated June 15, 2005, between HearUSA, Inc. and Sonus-USA, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005).
10.18	Amended and Restated Security Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended April 1, 2006).
10.19	Amended and Restated Credit Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended April 1, 2006 ).
10.20	Amended and Restated Supply Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10Q for the period ended April 1, 2006).*
10.21	Second Amendment to the Second Amended and Restated Credit Agreement dated September 24, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10Q for the period ended September 29, 2007).
10.22	First Amendment to the Second Amended and Restated Supply Agreement, dated September 24, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10Q for the period ended September 29, 2007).
10.23	First Amendment to the Form of Registration Rights Agreement by and among HearUSA, Inc. and Siemens Hearing Instruments, Inc. dated September 24, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10Q for the period ended September 29, 2007).
10.24	Separation Agreement and Release by and between the Company and Kenneth Schofield dated October 12, 2007.#
10.25	Amended and Restated HearUSA 2007 Equity Incentive Compensation Plan.#
10.26	Form of option grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Current Report on Form 8-K filed by the Company on September 18, 2007).#
10.27	Form of time-vesting restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan.#
10.28	Form of performance-based restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan.#
10.29	Form of time-vesting restricted stock unit grant agreement pursuant to 2002 Flexible Stock Plan.#
10.30	Retirement Agreement entered into by and between Paul A. Brown, M.D. and the Company dated February 4, 2008.#
10.31	Amended and Restated Executive Employment Agreement entered into by and between the Company and Stephen J. Hansbrough as of February 25, 2008.#
10.32	Amended and Restated Executive Employment Agreement entered into by and between the Company and Gino Chouinard as of February 25, 2008.#
21	List of Subsidiaries
23	Consent of the Independent Public Accountants

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.

* Confidential treatment has been requested for portions of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

By:	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chief Executive

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Brown Paul A. Brown, M.D.	Director	March 28, 2008

/s/ Stephen J. Hansbrough Stephen J. Hansbrough	Chairman of the Board Chief Executive Officer and Director	March 28, 2008

/s/ Gino Chouinard Gino Chouinard	Chief Financial Officer	March 28, 2008

/s/ David J. McLachlan David J. McLachlan	Director	March 28, 2008

/s/ Thomas W. Archibald Thomas W. Archibald	Director	March 28, 2008

/s/ Joseph L. Gitterman III Joseph L. Gitterman III	Director	March 28, 2008

/s/ Michel Labadie Michel Labadie	Director	March 28, 2008

/s/ Bruce Bagni Bruce Bagni	Director	March 28, 2008