Form 10-Q
period 2008-03-29
HEARUSA INC
filed 2008-05-13
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 29, 2008
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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
          Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days       Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐       No ☑
On May 4, 2008, 38,037,049 shares of the Registrant’s Common Stock and 534,761 exchangeable shares of HEARx Canada, Inc. were outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets March 29, 2008 and December 29, 2007	3

Consolidated Statements of Operations Three months ended March 29, 2008 and March 31, 2007	4

Consolidated Statements of Cash Flows Three months ended March 29, 2008 and March 31, 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 6. Exhibits	31

Signatures	33

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	March 29,	December 29,
	2008	2007
	(Dollars in thousands)
ASSETS (Note 3)
Current assets
Cash and cash equivalents	$3,597	$3,369
Accounts and notes receivable, less allowance for doubtful accounts of $525,000 and $498,000	9,491	8,825
Inventories	2,536	2,441
Prepaid expenses and other	1,468	1,283
Deferred tax asset	62	62

Total current assets	17,154	15,980
Property and equipment, net (Notes 2)	4,251	4,356
Goodwill (Notes 2)	63,912	63,134
Intangible assets, net (Notes 2)	15,952	16,165
Deposits and other	701	691
Restricted cash and cash equivalents	216	216

Total Assets	$102,186	$100,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,375	$12,467
Accrued expenses	3,220	2,523
Accrued salaries and other compensation	3,968	3,521
Current maturities of long-term debt	11,611	10,746
Current maturities of subordinated notes, net of debt discount of $12,000 and $60,000	1,088	1,480
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	966	1,221

Total current liabilities	34,262	31,922

Long-term debt (Notes 3 and 6)	36,008	36,499
Deferred income taxes	6,662	6,462

Total long-term liabilities	42,670	42,961

Commitments and contingencies	—	—

Stockholders’ equity (Note 7)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized) Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 38,571,810 and 38,325,414 shares issued	3,857	3,833
Stock subscription	(412)	(412)
Additional paid-in capital	133,598	133,261
Accumulated deficit	(113,761)	(113,076)
Accumulated other comprehensive income	4,457	4,468
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	25,254	25,589

Total Liabilities and Stockholders’ Equity	$102,186	$100,542

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
(unaudited)

	March 29,	March 31,
	2008	2007
	(Dollars in thousands, except per
	share amounts)
Net revenues
Hearing aids and other products	$26,680	$21,972
Services	2,008	1,614

Total net revenues	28,688	23,586

Operating costs and expenses
Hearing aids and other products (Note 3)	7,588	5,738
Services	545	476

Total cost of products sold and services	8,133	6,214
Center operating expenses	14,023	11,609
General and administrative expenses (Notes 1 and 7)	4,759	3,632
Depreciation and amortization	662	489

Total operating costs and expenses	27,577	21,944

Income from operations	1,111	1,642
Non-operating income (expenses) :
Interest income	16	47
Interest expense (Notes 2, 3, 4 and 5)	(1,241)	(1,680)

Income (loss) from continuing operations before income tax expense, loss from discontinued operations and minority interest in income of consolidated Joint Venture	(114)	9
Income tax expense	(200)	(147)
Minority interest in income of consolidated joint venture	(336)	(424)

Net loss	(650)	(562)
Dividends on preferred stock	(35)	(33)

Net loss applicable to common stockholders	$(685)	$(595)

Net loss applicable to common stockholders per common share — basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares of common stock outstanding — basic and diluted	38,588	32,272

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 29, 2008 and March 31, 2007
(unaudited)

	March 29,	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(650)	$(562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt discount amortization	105	614
Depreciation and amortization	662	489
Employee and director stock-based compensation	222	139
Provision for doubtful accounts	120	90
Minority interest in income of Joint Venture	336	424
Deferred income tax expense	200	147
Interest on discounted notes payable	134	—
Consulting stock-based compensation	11	104
Loss on disposition of property and equipment	56	—
Principal payments on long-term debt made through rebate credits	(991)	(1,160)
Other	—	(5)
(Increase) decrease in:
Accounts and notes receivable	(885)	295
Inventories	(73)	(357)
Prepaid expenses and other	(224)	151
Increase (decrease) in:
Accounts payable and accrued expenses	3,119	(520)
Accrued salaries and other compensation	446	(407)

Net cash provided by (used in) operating activities	2,588	(558)

Cash flows from investing activities
Purchase of property and equipment	(311)	(141)
Business acquisitions	(683)	(1,524)

Net cash used in investing activities	(994)	(1,665)

Cash flows from financing activities
Proceeds from issuance of long-term debt	779	6,531
Principal payments on long-term debt	(1,306)	(699)
Principal payments on subordinated notes	(440)	(440)
Proceeds from the exercise of employee options	129	13
Dividends paid on preferred stock	(35)	(35)
Distributions paid to minority interest	(591)	(579)

Net cash provided by (used in) financing activities	(1,464)	4,791

Effects of exchange rate changes on cash	98	72

Net increase in cash and cash equivalents	228	2,640
Cash and cash equivalents at the beginning of period	3,369	2,325

Cash and cash equivalents at the end of period	$3,597	$4,965

Supplemental disclosure of cash flows information:
Cash paid for interest	$270	$494

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(991)	$(1,160)

Issuance of notes payable in exchange for business acquisitions	$472	$1,549

Issuance of capital lease in exchange for property and equipment	$—	$112

Conversion of accounts payable to notes payable	$1,543	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2007.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of March 29, 2008, the Company has a network of 191 company-owned hearing care centers in nine states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first quarter of 2008 and 2007, the Company’s 50% owned Joint Venture, HEARx West, generated net income of approximately $672,000 and $823,000, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a Joint Venture in the Company’s consolidated statements of operations. According to the Company’s agreement with the Permanente Federation, should HEARx West incur future losses in excess of retained earnings the Company would be required to absorb 100% of the losses incurred by the joint venture until the deficit is eliminated. The minority interest for the first quarter of 2008 and 2007 was approximately $336,000 and $424,000, respectively.
Net income (loss) applicable to common stockholders per common share
The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.
The following common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of approximately 7.5 million and 12.3 million, respectively, were excluded from the computation of net loss per common share — diluted at March 29, 2008 and March 31, 2007 because they were anti-dilutive. For purposes of computing net loss applicable to common stockholders per common share — basic and diluted, for the quarters ended March 29, 2008 and March 31, 2007, respectively, the weighted average number of shares of common stock outstanding includes the effect of the 534,761 and 760,461, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 29,	March 31,
Dollars in thousands	2008	2007

Net loss for the period	$(650)	$(562)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	115

Comprehensive loss for the period	$(661)	$(447)

2. Business Acquisitions
In 2008, the Company continued its strategic acquisition program in order to accelerate its growth. The program consists of acquiring hearing care centers located in the Company’s core and target markets. The Company often can benefit from the synergies of combined staffing and can use advertising more efficiently.
During the first quarter of 2008, the Company acquired the assets of six hearing care centers in Michigan, Florida and the Province of Ontario in three separate transactions. Consideration paid was cash of approximately $683,000 and notes payable of approximately $472,000. The Company has recorded the fair values of the assets acquired based on management’s best estimates. Accordingly, the following estimates may change as further information becomes available. The acquisitions resulted in additions to goodwill of approximately $1.0 million, fixed assets of approximately $28,000, customer lists and non-compete agreements of approximately $88,000. The notes payable bear interest varying from 5% to 7% imputed to a market rate of 10% and are payable in quarterly installments varying from $3,000 to $83,000, plus accrued interest, through February 2012. In connection with these acquisitions, the Company drew approximately $592,000 on its acquisition line of credit with Siemens (see Note 3 — Long-term Debt).
3. Long-term Debt ( Notes 4 and 5)
Long-term debt consists of the following:

	March 29,	December 29,
Dollars in thousands	2008	2007

Notes payable to Siemens
Tranche B	$5,473	$5,403
Tranche C	23,572	23,670
Tranche D	7,709	7,895
Tranche E	1,545	—

Total notes payable to Siemens	38,299	36,968
Notes payable from business acquisitions and other	9,320	10,277

	47,619	47,245
Less current maturities	11,611	10,746

	$36,008	$36,499

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The approximate aggregate maturities on long-term debt obligations are as follows (dollars in thousands):
For the twelve months ended March:

2009	$11,611
2010	6,814
2011	3,238
2012	2,329
2013	23,627
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
In September of 2007, we amended our agreements with Siemens to defer repayment of approximately $4.2 million from September 2007 to December 19, 2008. In the amendments, the interest rate on our Tranche D was increased to 9.5% but Siemens agreed to provide the Company with advertising expense reimbursements to promote Siemens products. Siemens also agreed to provide an additional $3 million for operating expenses on an as-needed basis through the end of 2008.
The credit facility is a $50 million revolving credit facility expiring in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.
The first portion of the credit facility is a line of credit of $30 million (Tranches B and C). Approximately $29 million of Tranches B and C was outstanding as of March 29, 2008. $5.5 million has been borrowed under Tranche B for acquisitions and $23.6 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens units sold by the acquisition plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. These required payments may be subject to rebates as indicated below under “Rebate on product sales”.
The credit facility also includes Tranche D of up to $20 million which may be used for acquisitions once Tranches B and C are completely utilized and Tranche E, a $3 million line of credit for working capital purposes. The amount available for acquisitions is equal to $20 million less the amount borrowed under Tranche E. There was $7.7 million outstanding under Tranche D and $1.5 million outstanding under Tranche E as of March 29, 2008. Interest on this portion is payable monthly. $4.2 million of Tranche D is due on December 19, 2008 and the balance of $3.5 million (or any future outstanding balance on Tranche D in excess of $4.2 million) in February 2013. The outstanding balance of $1.5 million on Tranche E is due on December 19, 2008. Amounts under Tranche E will not be available after December 19, 2008.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The credit facility also provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in fiscal 2007 and does not anticipate having any in 2008. There have been no equity offerings completed.
Rebates on product sales
The required quarterly principal and interest payments are forgiven by Siemens through a rebate of similar amounts as long as 90% of hearing aid units sold by the Company are Siemens products. All amounts rebated reduce the Siemens outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If HearUSA does not maintain the 90% sales requirement, those amounts are not rebated and must be paid quarterly. The 90% requirement is based on a cumulative twelve month calculation. Since HearUSA entered into this arrangement, in December 2001, $27.3 million has been rebated. In the first quarter of 2008, $1.7 million was rebated.
Additionally, 2008 quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. Such rebates will reduce the cost of sales of products and principal and interest on Tranches B and C. Volume rebates of $312,500 were recorded in the first quarter of 2008.
At such time as there are no amounts due under Tranches B and C, Siemens will continue to provide a $500,000 per quarter rebate, provided that HearUSA continues to comply with the minimum 90% sales requirement, and to provide the additional volume rebates if the Siemens unit sales targets are met. These rebates will reduce the outstanding balance of the second $20 million balance and cost of products sold. If there is no outstanding balance the rebates will be paid in cash.
The following table shows the preferred pricing reductions received from Siemens pursuant to the supply agreement and the application of such pricing reductions against principal and interest payments on Tranches A, B and C:

	Three months ended
	March 29,	March 31,
Dollars in thousands	2008	2007

Portion applied against quarterly principal payments	$991	$1,160
Portion applied against quarterly interest payments	698	640

	$1,689	$1,800

Conversion rights
After December 30, 2009 Siemens has the right to convert the outstanding debt, but in no event more than approximately $21.2 million, into HearUSA common shares at a price of $3.30 per share, representing approximately 6.4 million shares of the Company’s outstanding common stock. These conversion rights are accelerated in the event of a change of control or an event of default (as defined in the agreement) by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. On June 30, 2007, the Company filed the required Form S-3 registration statement to register the shares for resale and the registration statement was declared effective September 27, 2007.
In addition, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving an entity in the hearing aid industry.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Covenants
The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the credit or supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. Management believes the Company is in compliance with these covenants at March 29, 2008.
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $9.3 million at March 29, 2008 and approximately $10.3 million at December 29, 2007 are payable in monthly or quarterly installments varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bear interest at imputed at a market rate of 10%.
4. Convertible Subordinated Notes
On April 9, 2007, the Company entered into a transaction with the holders of 14 of 15 outstanding notes originally issued in December 2003 through a private placement of $7.5 million of subordinated notes and related warrants. These holders converted the balance of their notes into approximately 3.1 million common shares, after a prepayment of approximately $409,000 by the Company, and exercised approximately 2.5 million warrants for a consideration of approximately $1.7 million, or $0.70 per share. The Company also paid down $375,000 of the approximately $417,000 outstanding balance to the non-participating note holder on the closing date. This transaction resulted in a non-cash charge of approximately $2.6 million due to the acceleration of the remaining balance of the debt discount amortization for approximately $1.2 million and the reduction in the price of the warrants for approximately $1.4 million recorded in the second quarter of 2007. The remaining principal balance of approximately $42,000 owed to the non-participating note holder was converted to common stock in June 2007.
During the first quarter of 2007 approximately $606,000 of interest expense was recorded related to this financing, including non-cash prepaid finder fees and a debt discount amortization charge of approximately $457,000.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
During the first quarter of 2008 and 2007, approximately $121,000 and $256,000, respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $69,000 and $157,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense through August 2008 total approximately $57,000. In the event the Company retires the Subordinated Notes, the Company will be required to expense the unamortized debt discount and prepaid financing fees in the period in which the retirement occurs.
On the date of issuance of the Subordinated Notes, the Company prepaid interest for the first four months of the notes. On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. The balance of the notes, approximately $1.1 million, matures in 2008.
6. Fair Value
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments, these are Level 1 in the fair value hierarchy.
SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:
Level 1-	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2-	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3-	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
As of March 29, 2008, the fair value of the Company’s long-term debt is estimated at approximately $48.7 million based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets or Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value options: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs; and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
7. Stock-based Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense totals approximately $225,000 and $139,000 in the first quarter of 2008 and 2007, respectively. As of March 29, 2008, there was approximately $1.0 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years.
During the first quarter the Company extended the contractual life of 400,000 fully vested options held by Dr. Paul Brown as part of his retirement agreement. As a result of this modification, the Company recognized additional stock-based compensation of approximately $91,000, which is included in the total stock-based compensation expense of $225,000 recorded in the first quarter of 2008.
Stock-based payment award activity
The following table provides additional information regarding options outstanding and options that were exercisable as of March 29, 2008 (options and in-the-money values in thousands):

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average	Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at December 29, 2007	5,158	$1.28		—
Granted	—	—
Exercised	(185)	0.70		$129
Forfeited/expired/cancelled	(80)	2.39		—

Outstanding at March 29, 2008	4,893	$1.29	5.52	$1,085

Exercisable at March 29, 2008	3,452	$1.23	4.44	$1,079

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 29, 2008. As of March 29, 2008, the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $93,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the three months ended March 29, 2008 is presented below:

		Weighted
		Average
		Grant-
		Date
		Fair
	Shares	Value

Non-vested at December 29, 2007	1,460	$1.44
Granted	—	—

Vested	(19)	2.31

Forfeited unvested	—	—

Non-vested at March 29, 2008	1,441	$1.42

Restricted stock units
In 2008 the Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and 2007 Incentive Compensation Plan as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2008 have graded vesting of one-third each year for three years, and some are performance based and therefore subject to forfeiture if certain performance criteria are not met.
A summary of the Company’s restricted stock unit activity and related information for the three months ended March 29, 2008 is as follows:

Restricted Stock Units (1)
Outstanding at December 29, 2007	—
Awarded	482,000
Vested	—
Cancelled	—

Outstanding at March 29, 2008	482,000

(1)	Each stock unit represents the fair market value of one share of common stock.
The weighted average grant-date fair value per share for the restricted stock units was $1.40 for the three months ended March 29, 2008.
Based on the closing price of the Company’s common stock of $1.28 on March 29, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was approximately $214,000.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The following is the Company’s segment information:

Dollars in thousands	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
3 months ended March 29, 2008	$26,651	$29	—	—	$26,680
3 months ended March 31, 2007	$21,939	$33	—	—	$21,972

Service revenues
3 months ended March 29, 2008	$1,383	$—	$625	—	$2,008
3 months ended March 31, 2007	$1,283	$—	$331	—	$1,614

Income (loss) from operations
3 months ended March 29, 2008	$5,519	$(50)	$514	$(4,872)	$1,111
3 months ended March 31, 2007	$5,139	$(24)	$233	$(3,706)	$1,642

3 months ended March 29, 2008
Depreciation and amortization	$549	—	$—	$113	$662
Total assets	$82,430	—	$933	$18,823	$102,186
Capital expenditures	$276	—	—	$35	$311

3 months ended March 31, 2007
Depreciation and amortization	$415	—	$—	$74	$489
Total assets	$69,765	—	$932	$17,928	$88,625
Capital expenditures	$42	—	—	$99	$141
Hearing aids and other products revenues consisted of the following:

	Three months ended
	March 29,	March 31,
	2008	2007

Hearing aid revenues	95.4%	95.4%
Other products revenues	4.6%	4.6%
Services revenues consisted of the following:

	Three months ended
	March 29,	March 31,
	2008	2007

Hearing aid repairs	44.1%	51.8%
Testing and other income	55.9%	48.2%

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Three months ended
	March 29,	March 31,
Dollars in thousands	2008	2007

General and administrative expense	$4,759	$3,632
Corporate depreciation and amortization	113	74

Corporate loss from operations	$4,872	$3,706

Information concerning geographic areas:
As of and for the quarters ended March 29, 2008 and March 31, 2007:

	United States	Canada	United States	Canada
Dollars in thousands	2008	2008	2007	2007

Hearing aid and other products revenues	$22,919	$3,761	$19,676	$2,296
Service revenues	1,841	167	1,486	128
Long-lived assets	68,740	16,293	59,001	13,380
Total assets	82,406	19,592	72,946	15,679
9. Liquidity
The working capital deficit increased $1.2 million to $17.1 million at March 29, 2008 from $15.9 million at December 29, 2007. The increase in the deficit is attributable to an increase in accrued salaries and other compensation related to Dr. Brown’s retirement agreement and an increase in accounts payable of approximately $1.0 million related to the timing of payments at the end of the first quarter.
The working capital deficit of $17.1 million includes approximately $2.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In the first quarter of 2008, the Company generated income from operations of approximately $1.1 million (including approximately $720,000 in compensation expense and $91,000 of non-cash stock-based compensation related to Dr. Brown’s retirement, $123,000 of non-cash other employee stock-based compensation expense and approximately $295,000 of amortization of intangible assets) compared to $1.6 million (including approximately $139,000 of non-cash employee stock-based compensation and approximately $179,000 of amortization of intangible assets) in the first quarter of 2007. Cash and cash equivalents as of March 29, 2008 were approximately $3.6 million.
The Company believes that current cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens loan agreements, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and its revenues target to exceed $120 million in 2008; expectation that in the remainder of 2008 the total cost of products sold before the Siemens rebate credits as a percent of total net revenues will be consistent with the first quarter of 2008; expectation that in the remainder of 2008 the Siemens rebate credit in absolute dollars will remain consistent with the first quarter of 2008; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of total net revenues and long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12%. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including successful implementation of the company’s acquisition program; integration of the newly acquired centers and maintenance of revenue levels from those centers; the company’s ability to maintain cost controls and limit expenses; the ability of the company to maintain unit sales of Siemens hearing aids and to otherwise comply with the Siemens agreements; market demand for the company’s goods and services; changes in the pricing environment; general economic conditions in those geographic regions where the company’s centers are located; the impact of competitive products; and other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission, including the company’s Form 10-K for the fiscal year ended December 29, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
In the first quarter 2008, the Company continued its acquisition program, closing on three transactions involving six centers with trailing 12 months revenues of approximately $1.5 million and subsequent to the end of the quarter, two additional transactions were completed involving two centers with trailing 12 months revenues of approximately $1.0 million. The Company is currently pursuing ten non-binding letters of intent representing trailing 12 months revenues of approximately $8.2 million.
The performance of our acquired centers in the first quarter of 2008 continued to be strong and meet our expectations as those centers owned for less than one year as of March 29, 2008 generated approximately 94% of their quarterly trailing 12 months revenues.
In early 2008, Dr. Paul Brown retired from the Company. Income from operations and net loss applicable to common stockholders for the first quarter of 2008 included a severance charge of approximately $811,000 (2.8% of total net revenues and $0.02 per basic common share) related to the retirement agreement with Dr. Brown.

RESULTS OF OPERATIONS
For the three months ended March 29, 2008 compared to the three months ended March 31, 2007
Revenues
Dollars in thousands

	2008	2007	Change	% Change

Hearing aids and other products	$26,680	$21,972	$4,708	21.4%
Services	2,008	1,614	394	24.4%

Total net revenues	$28,688	$23,586	$5,102	21.6%

	2008	2007	Change	% Change (3)

Revenues from centers acquired in 2007 (1)	$2,672	$—	$2,672	11.3%
Revenues from centers acquired in 2008	219	—	219	0.9%
Revenues from acquired centers	2,891	—	2,891	12.2%

Revenues from comparable centers (2)	25,797	23,586	2,211	9.4%

Total net revenues	$28,688	$23,586	$5,102	21.6%

(1)	Represents that portion of revenues from the 2007 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2007 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total of 2007 total net revenues.
The $5.1 million or 21.6% increase in net revenues over the first quarter of 2007 is principally a result of revenues from acquired centers which generated approximately $2.9 million or 12.2% over the first quarter of 2007 revenues and an increase in revenues from comparable centers of approximately 9.4% above the first quarter of 2007 total net revenues level. The comparable centers total net revenues also include a favorable impact of $561,000 (2.3% of the comparable centers total net revenues increase) related to fluctuations in the Canadian exchange rate from the first quarter 2007 to the first quarter of 2008.
The number of hearing aids sold in the first quarter of 2008 increased 7.8% over the first quarter of 2007. The increase was attributable to a 10% increase in the number hearing aids sold by the acquired centers, partially offset by a 2.2% decrease in the hearing aids sold by comparable centers. The average unit selling price increased by 12.6% as a result of changes in mix resulting from patients choosing higher technology hearing aids. Service revenues increased approximately $394,000, or 24.4%, over the first quarter of 2007 consistent with the increase in hearing aid revenues.
Cost of Products Sold and Services
Dollars in thousands

	2008	2007	Change	%

Hearing aids and other products	$7,588	$5,738	$1,850	32.2%
Services	545	476	69	14.5%

Total cost of products sold and services	$8,133	$6,214	$1,919	30.9%

Percent of total net revenues	28.3%	26.3%	2.0%	7.6%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2008	2007	Change	%

Principal payments on Tranche C forgiven	$818	$1,042	$(224)	(21.5)%
Principal payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	173	118	55	46.6%
Interest payments on Tranches B and C forgiven	698	640	58	9.1%

Total rebate credits	$1,689	$1,800	$(111)	(6.2)%

Percent of total net revenues	5.9%	7.6%	(1.7)%	(22.4)%

As indicated in the table above, the increase of total cost of products sold and services, as a percentage of total net revenues, is primarily due to the base required payment on Siemens Tranche C, as a result of the rebate credits being reduced from $730,000 to $500,000 per quarter following the amendments made at the end of September 2007 (see Note 3 — Long-term Debt, Notes to the Consolidated Financial Statements included herein). Cost of products sold as a percentage of revenues excluding the Siemens’ rebate credits increased slightly from 33.9% in the first quarter of 2007 to 34.2% in the first quarter of 2008 due to the increase in the higher technology hearing aids sold which bear a higher cost of products sold, as a percent of total net revenues.
Management expects, excluding Siemens rebate credits, that the total cost of products sold and services for the remainder of the year should remain constant as compared to the first quarter of 2008 as a percentage of total net revenues.
Expenses
Dollars in thousands

	2008	2007	Change	%

Center operating expenses	$14,023	$11,609	$2,414	20.8%

Percent of total net revenues	48.9%	49.2%	(0.3)%	(0.6)%

General and administrative expenses	$4,759	$3,632	$1,127	31.0%

Percent of total net revenues	16.6%	15.4%	1.2%	7.8%

Depreciation and amortization	$662	$489	$173	35.4%

Percent of total net revenues	2.3%	2.1%	0.2%	9.5%

The increase in center operating expenses in 2008 is mainly attributable to additional expenses of approximately $1.4 million related to acquired centers owned less than twelve months. The remaining increase relates to an increase in incentive compensation of approximately $323,000, an increase in regional management expenses of approximately $310,000, and other normal annual increases. Increases in gross marketing costs of approximately $290,000 were offset by increases in advertising reimbursements from Siemens of approximately $291,000. Center operating expenses as a percent of total net revenues decreased from 49.2% in the first quarter of 2007 to 48.9% in the first quarter of 2008. The operating expenses of the acquired centers were 50% of the related net revenues during the first quarter of 2008. These expenses were slightly higher than expected because of losses incurred by the newly acquired North Carolina centers totaling approximately $100,000. Management expects that quarterly center operating expenses will continue to increase in total dollars during the remainder of 2008 due to additional centers acquired in 2007 that were not owned for the entire year as well as expected 2008 acquisitions, additional incentives on additional revenues and normal annual increases.
General and administrative expenses increased by approximately $1.1 million in the first quarter of 2008 as compared to the same period of 2007. The increase in general and administrative expenses is primarily attributable to the charge of approximately $811,000 related to Dr. Brown’s retirement agreement discussed above, the additional cost of consulting services related to year-end financial statement preparation and compliance of approximately $200,000, and compensation expense related to normal annual increases. Management expects the quarterly general and administrative expenses to decrease during the remainder of 2008 in dollars and as a percentage of total net revenues.

Depreciation and amortization expense increased by approximately $173,000 in the first quarter of 2008 compared to the same period in 2007. Depreciation was $367,000 in the first quarter of 2008 and $310,000 in the first quarter of 2007. Amortization expense was $295,000 in the first quarter of 2008 and $179,000 in the first quarter of 2007. Most of the amortization expense is the amortization of intangible assets of acquisitions made by the Company.
Interest Expense
Dollars in thousands

	2008	2007	Change	%

Notes payable from business acquisitions and others (1)	$242	$119	$123	103.4%
Siemens Tranches B and C — interest forgiven (2)	698	640	58	9.1%
Siemens Tranche D	180	59	121	205.1%
2003 Convertible Subordinated Notes (3)	—	606	(606)	(100.0)%
2005 Subordinated Notes (4)	121	256	(135)	(52.7)%

Total interest expense	$1,241	$1,680	$(439)	(26.1)%

	2008	2007	Change	%

Total cash interest expense (5)	$340	$426	$(54)	(12.7)%
Total non-cash interest expense (6)	901	1,254	(385)	(30.7)%

Total interest expense	$1,241	$1,680	$(439)	(26.1)%

(1)	Includes $134,000 of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)	The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	Includes $457,000 in 2007 non-cash debt discount amortization (see Note 4 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(4)	Includes $69,000 in 2008 and $157,000 in 2007 of non-cash debt discount amortization (see Note 5 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(5)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid to Siemens on the Siemens Trance D loans and the cash portion paid on the Convertible Subordinated and Subordinated Notes in 2007.

(6)	Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, Tranches B and C, the non-cash interest imputed to the 2003 Convertible Subordinated Notes in 2007 and 2005 Subordinated Notes related to the debt discount amortization.
The decrease in interest expense in the first quarter of 2008 is attributable to the conversion of the 2003 Convertible Subordinated Notes in April 2007, reduction in loan balances due to repayment and the reductions of Siemens loans with rebate credits. The reductions were partially offset by increases resulting from the issuance of additional notes payable for business acquisitions and increases in the Siemens loan balances following additional draws on the line of credit to finance the cash component of these acquisitions.
Management expects the quarterly interest expense for the remainder of the year to be consistent with the first quarter of 2008.
Income Taxes
The Company has net operating loss carryforwards of approximately $57.4 million for U.S. income tax purposes. In addition, the Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability on the Company’s balance sheet.

During the first quarter of 2008, the Company recorded a deferred tax expense of approximately $200,000 compared to approximately $147,000 in the first quarter of 2007 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized. Tax deductible goodwill with a balance of approximately $32.3 million at March 29, 2008 and $30.7 million at December 29, 2007, will continue to increase as we continue to purchase the assets of businesses.
Generally, for tax purposes goodwill acquired in an asset-based United States acquisition is deducted over a 15 year period. Goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.
Minority Interest
During the first quarter of 2008 and 2007, the Company’s 50% owned Joint Venture, HEARx West, generated net income of approximately $672,000 and $823,000, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a Joint Venture in the Company’s consolidated statements of operations. The minority interest for the first quarter of 2008 and 2007 was approximately $336,000 and $424,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Siemens Transaction
On December 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc.
Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the sale of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt. On the December 2006 closing date, $2.2 million of accounts payable was transferred to the newly available credit line and the Company drew down an additional $5 million in cash in January 2007. Effective on September 24, 2007 the parties made several additional changes to the credit and supply agreements (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein).
Financing and rebate arrangement
The Siemens credit facility provides a $50 million revolving credit facility which expires in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.
The first portion of the revolving credit facility is a line of credit of $30 million (Tranches B and C). Approximately $29 million of this first portion is outstanding as of March 29, 2008. $5.4 million has been borrowed under Tranche B for acquisitions and $23.7 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens’ units sold by acquisitions plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest.

The required quarterly principal and interest payments are forgiven by Siemens through a rebate of similar amounts as long as 90% of our hearing aid units sold are Siemens products. All amounts rebated reduce the Siemens outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If HearUSA does not maintain the minimum 90% sales requirement, those amounts are not rebated and must be paid quarterly. The minimum 90% requirement is based on a cumulative twelve month calculation. Since HearUSA entered into this arrangement with Siemens, in December 2001, $27.3 million has been rebated. During the first quarter of 2008, $1.7 million was rebated.
Additionally, in any fiscal quarter, if the Company has complied with the minimum 90% sales requirement additional volume rebates are earned by the Company and the rebates reduce the Siemens outstanding debt and reduce the cost of products sold for that quarter.
The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of
	Units Sold are from Siemens (1)
	Quarterly Siemens Unit Sales Compared to Prior Years’ Comparable Quarter
	90% but < 95%	95% to 100%	> 100% < 125%	125% and >
Tranche B Rebate (2)	$65/unit	$65/unit	$65/unit	$65/unit
	Plus	Plus	Plus	Plus
Tranche C Rebate	$500,000	$500,000	$500,000	$500,000
Additional Volume Rebate	—	156,250	312,500	468,750
Interest Forgiveness Rebate (3)	712,500	712,500	712,500	712,500

	$1,212,500	$1,368,750	$1,525,000	$1,681,250

(1)	Calculated using trailing twelve month units sold by the Company

(2)	Siemens units sold by acquired businesses ($65 per unit)

(3)	Assuming the first $30 million portion of the line of credit is fully utilized
The following table summarizes the rebates provided for the three months ended March 29, 2008 and March 31, 2007
Dollars in thousands

	2008	2007

Principal payments on Tranche C forgiven	$818	$1,042
Principal payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	173	118
Interest payments on Tranches B and C forgiven	698	640

Total rebate credits	$1,689	$1,800

The second portion of the revolving credit facility is up to $20 million and may be used for acquisitions (Tranche D) once the first $30 million portion is fully utilized. The second portion also includes a $3 million line of credit (Tranche E) for working capital purposes. The amount available for acquisitions is equal to $20 million less the amount borrowed under Tranche E. There is $7.7 million outstanding under Tranche D and $1.5 million outstanding under Tranche E as of March 29, 2008. Interest on this portion is paid monthly. $4.2 million of the Tranche D balance is due on December 19, 2008 and the balance of $3.5 million (or any future outstanding balance on Tranche D) in February 2013. The outstanding balance of $1.5 million on Tranche E is due on December 19, 2008. Tranche E will not be available beyond December 19, 2008.
When there is no amount outstanding under Tranches B and C, Siemens will continue to provide a $500,000 quarterly rebate, provided that HearUSA complies with the minimum 90% sales requirement, and will provide the additional volume rebates (see table above) if the Siemens unit sales targets are met. These rebates will reduce the outstanding balance of the second $20 million balance and cost of products sold. If there is no outstanding balance the rebates will be paid in cash.
Advertising arrangement
HearUSA receives monthly advertising payments from Siemens to reimburse the Company for advertising costs incurred promoting Siemens products in an amount equal to up to $200,000 plus 3.5% of the amount outstanding under Tranche D, until the $4.2 million due on December 19, 2008 is fully repaid. These reimbursements are for specific identifiable advertising costs and are recorded as offsets to advertising expense. During the first quarter of 2008, the Company received approximately $591,000 in advertising reimbursements compared to $300,000 in the first quarter of 2007.

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
Working Capital
The working capital deficit increased $1.2 million to $17.1 million at March 29, 2008 from $15.9 million at December 29, 2007. The increase in the deficit is attributable to an increase in accrued salaries and other compensation related to Dr. Brown’s retirement agreement and an increase in accounts payable of approximately $1.0 million related to the timing of payments at the end of the first quarter.
The working capital deficit of $17.1 million includes approximately $2.6 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In the first quarter of 2008, the Company generated income from operations of approximately $1.1 million (including approximately $720,000 in accrued compensation expense and $91,000 in non-cash stock-based compensation related to Dr. Brown’s retirement, $123,000 of non-cash other employee stock-based compensation expense and approximately $295,000 of amortization of intangible assets) compared to $1.6 million (including approximately $139,000 of non-cash employee stock-based compensation and approximately $179,000 of amortization of intangible assets) in the first quarter of 2007. Cash and cash equivalents as of March 29, 2008 were approximately $3.6 million.
Cash Flows
Net cash provided by operating activities in the first quarter of 2008 were approximately $2.6 million compared to net cash used of approximately $558,000 in the first quarter of 2007. This improvement was mostly associated with the conversion of approximately $1.5 million of accounts payable to Tranche E of the Siemens Credit Facility and more efficient management of working capital.

During the first quarter of 2008, cash of approximately $683,000 was used to complete the acquisition of centers, a decrease of approximately $841,000 over the $1.5 million spent on acquisitions in the first quarter of 2007. It is expected that funds will continue to be used for acquisitions during the remainder of 2008 and the source of these funds is expected to be primarily the Siemens acquisition line of credit. The increase of approximately $170,000 in the purchase of property and equipment is due in part to expenditures related to upgrades of centers or relocations in the first quarter 2008.
In the first quarter of 2008, funds of approximately $1.8 million were used to repay long-term debt and subordinated notes. Proceeds of $779,000 were received from the Siemens Tranches B and C and were used for acquisitions, a decrease of approximately $5.8 million over the proceeds of $5 million which was received from the Siemens Tranche D and $1.5 million from the Siemens Tranches B and C which was used for acquisitions in the first quarter of 2007. The Company expects to continue to draw additional funds from the Siemens acquisition line of credit, as indicated above, in order to pay the cash portion of its 2008 acquisitions. The Company also made distributions to minority interest related to its HEARx West joint venture with Kaiser in the amount of approximately $591,000. Such distribution did not exist in the first quarter of 2007.
The Company believes that cash and cash equivalents and cash flow from operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens loan agreements, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls.
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 29, 2008.

	Payments due by period (000’s)
		Less			More
		than 1	1—3	4—5	Than 5
Contractual obligations	Total	year	years	Years	years

Long-term debt (1 and 3)	$48,110	$11,866	$9,522	$23,212	$3,510
Subordinated notes	1,100	1,100	—	—	—

Subtotal of obligations recorded on balance sheet	49,210	12,966	9,522	23,212	3,510

Interest to be paid on long-term debt (2 and 3)	16,223	3,997	7,150	5,076	—
Interest to be paid on subordinated notes	20	20	—	—	—

Operating leases	20,706	6,313	9,594	3,347	1,452
Employment agreements	5,374	2,530	2,844	—	—
Purchase obligations	1,662	717	945	—	—

Total contractual cash obligations	93,195	26,543	30,055	31,635	4,962

(1)	Approximately $29.0 million can be repaid through rebate credits from Siemens, including $2.2 million in less than 1 year and $4.5 million in years 1-3 and $22.3 million in years 4-5.

(2)	Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $2.7 million in less than 1 year and $4.7 million in years 1-3 and $3.7 in years 4-5. Interest repaid through preferred pricing reductions was $2.7 million in 2007. (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:
Goodwill
The Company’s goodwill resulted from the combination with Helix in 2002 and the acquisitions made since the inception of its acquisition program in 2005. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tested goodwill for impairment as of the first day of the Company’s fourth quarter during 2007 and 2006, and each of those tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.
Revenue recognition
HearUSA has company-owned centers in its core markets and a network of affiliated providers who provide products and services to customers that are located outside its core markets. HearUSA enters into provider agreements with benefit providers (third party payors such as insurance companies, managed care companies, employer groups, etc.) under (a) a discount arrangement on products and service; (b) a fee for service arrangement; or (c) a per capita basis or capitation arrangements, which is a fixed per member per month fee received from the benefit providers.
All contracts are for one calendar year and are cancelable with ninety days notice by either party.
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
Under the capitation agreements, the Company agrees with the benefit provider to provide their eligible members with a pre-determined discount. Revenue under capitation agreements is derived from the sales of products and services to members of the plan and from a capitation fee paid to the Company by the benefit provider at the beginning of each month. The members that are purchasing products and services pay the customary price less the pre-determined discount. The revenue from the sales of products to these members is recorded at the customary price less applicable discount in the period that the product is delivered. The direct expenses consisting primarily of the cost of goods sold and commissions on sales are recorded in the same period. Other indirect operating expenses are recorded in the period which they are incurred. The capitation fee revenue is calculated based on the total members in the benefit provider’s plan at the beginning of each month and is non-refundable. Only a small percentage of these members may ever purchase product or services from the Company. The capitation fee revenue is earned as a result of agreeing to provide services to members without regard to the actual amount of service provided. That revenue is recorded monthly in the period that the Company has agreed to see any eligible members.

The Company records each transaction at its customary price for the three types of arrangements, less any applicable discounts from the arrangements in the center business segment. The products sold are recorded under the hearing aids and other products line item and the services are recorded under the service line item on the consolidated statement of operations. Revenue and expense are recorded when the product has been delivered to its customers, net of an estimate for return allowances when the Company is entitled to the benefits of the revenues. Revenue and expense from services and repairs are recorded when the services or repairs have been performed. Capitation revenue is recorded as revenue from hearing aids since it relates to the discount given to the members.
When the arrangements are related to members of benefit providers that are located outside the Company-owned centers’ territories, the revenues generated under these arrangements are provided by our network of affiliated providers and are included under the network business segment. The Company records a receivable for the amounts due from the benefit providers and a payable for the amounts owed to the affiliated providers. The Company only pays the affiliated provider when the funds are received from the benefit provider. The Company records revenue equal to the minimal fee for processing and administrative fees. The costs associated with these services are operating costs, mostly for the labor of the network support staff and are recorded when incurred.
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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the necessary allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percentage applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $34,000.
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
Vendor rebates
The Company receives various pricing rebates from Siemens recorded based on the earning of such rebates by meeting the compliance levels of the Supply Agreement as previously discussed in the Liquidity and Capital Resource section. These rebates are recorded monthly on a systematic basis based on supporting historical information that the Company has met these compliance levels.

Advertising allowances
HearUSA receives monthly advertising payments from Siemens to reimburse the Company for advertising costs incurred for promoting Siemens products. Amounts are reimbursed for specific identifiable advertising costs, and are recorded as an offset to advertising expense.
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
The stock option awards have graded vesting over the term of the grant and are expensed on a straight line basis over the vesting period.
The fair value of our restricted stock units is determined by the closing stock on the date of grant. The restricted stock units have graded vesting over the term of the grant and are expensed on a straight line basis over the vesting period.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

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

	Fixed Rate		Variable Rate	Total
	9.5%	7%	5% to 13.9%
	Due February 2013	Due August 2008	Other
	$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)

2008	(7,418)	(1,100)	(2,792)	(11,310)
2009	(2,231)	—	(3,471)	(5,702)
2010	(2,231)	—	(2,069)	(4,300)
2011	(2,231)	—	(988)	(3,219)
2012	(2,231)	—	—	(2,231)
2013	(21,957)	—		(21,957)

Total	(38,299)	(1,100)	(9,320)	(48,719)

Estimated fair value	(38,299)	(1,084)	(9,320)	(48,703)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 29, 2008. The Company’s chief executive officer and chief financial officer concluded that, as of March 29, 2008, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information
Item 6. Exhibits
2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

10.1	Retirement Agreement entered into by and between Paul A. Brown, M.D. and the Company dated February 4, 2008 (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.2	Amended and Restated Executive Employment Agreement entered into by and between the Company and Stephen J. Hansbrough as of February 25, 2008 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

10.3	Amended and Restated Executive Employment Agreement entered into by and between the Company and Gino Chouinard as of February 25, 2008 (incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2007).*

31.1	CEO Certification, pursuant to Section 30 2of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management compensatory contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2008	HearUSA Inc. (Registrant)
/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chief Executive Officer HearUSA, Inc.

/s/ Gino Chouinard
Gino Chouinard
Chief Financial Officer HearUSA, Inc.