Form 10-Q
period 2008-06-28
HEARUSA INC
filed 2008-08-12
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
if Changed Since Last Report
           Indicate by check √ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
On July 17, 2008, 37,918,254 shares of the Registrant’s Common Stock and 506,661 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	June 28,	December 29,
	2008	2007
	(Dollars in thousands)
ASSETS (Note 3)
Current assets
Cash and cash equivalents	$3,494	$3,369
Accounts and notes receivable, less allowance for doubtful accounts of $540,000 and $498,000	9,090	8,825
Inventories	2,506	2,441
Prepaid expenses and other	1,389	1,283
Deferred tax asset	62	62

Total current assets	16,541	15,980
Property and equipment, net (Note 2)	4,497	4,356
Goodwill (Note 2)	66,952	63,134
Intangible assets, net (Note 2)	16,200	16,165
Deposits and other	709	691
Restricted cash and cash equivalents	216	216

Total Assets	$105,115	$100,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,740	$12,467
Accrued expenses	2,760	2,523
Accrued salaries and other compensation	4,010	3,521
Current maturities of long-term debt	13,250	10,746
Current maturities of subordinated notes, net of debt discount of $7,000 and $60,000	667	1,480
Dividends payable	34	34
Minority interest in net income of consolidated joint venture	1,154	1,221

Total current liabilities	34,615	31,992

Long-term debt (Notes 3 and 6)	37,949	36,499
Deferred income taxes	6,976	6,462

Total long-term liabilities	44,925	42,961

Commitments and contingencies	—	—

Stockholders’ equity (Note 7)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $0.10 par; 75,000,000 shares authorized 38,424,915 and 38,325,414 shares issued	3,842	3,833
Stock subscription	—	(412)
Additional paid-in capital	133,400	133,261
Accumulated deficit	(113,514)	(113,076)
Accumulated other comprehensive income	4,332	4,468
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	25,575	25,589

Total Liabilities and Stockholders’ Equity	$105,115	$100,542

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Six Months Ended June 28, 2008 and June 30, 2007
(unaudited)

	June 28,	June 30,
	2008	2007
	(Dollars in thousands,
	except per share amounts)
Net revenues
Hearing aids and other products	$54,902	$45,107
Services	3,913	3,367

Total net revenues	58,815	48,474

Operating costs and expenses
Hearing aids and other products (Note 3)	16,096	11,789
Services	1,154	1,032

Total cost of products sold and services	17,250	12,821
Center operating expenses	28,572	24,742
General and administrative expenses (Notes 1 and 7)	8,391	7,425
Depreciation and amortization	1,288	1,025

Total operating costs and expenses	55,501	46,013

Income from operations	3,314	2,461

Non-operating income (expense):
Interest income	22	84

Interest expense (Notes 2, 3, 4 and 5)	(2,494)	(5,377)

Income (loss) from continuing operations before income tax expense and minority interest in income of consolidated joint venture	842	(2,832)
Income tax expense	(519)	(352)
Minority interest in income of consolidated joint venture	(692)	(683)

Net loss	(369)	(3,867)
Dividends on preferred stock	(69)	(70)

Net loss applicable to common stockholders	$(438)	$(3,937)

Net loss applicable to common stockholders per common share — basic and diluted	$(0.01)	$(0.11)

Weighted average number of shares of common stock outstanding — basic and diluted	38,547	34,815

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended June 28, 2008 and June 30, 2007
(unaudited)

	June 28,	June 30,
	2008	2007
	(Dollars in thousands,
	except per share amounts)
Net revenues
Hearing aids and other products	$28,220	$23,166
Services	1,905	1,754

Total net revenues	30,125	24,920

Operating costs and expenses
Hearing aids and other products (Note 3)	8,507	6,062
Services	609	556

Total cost of products sold and services	9,116	6,618
Center operating expenses	14,549	13,143
General and administrative expenses (Notes 1 and 7)	3,631	3,813
Depreciation and amortization	626	536

Total operating costs and expenses	27,922	24,110

Income from operations	2,203	810

Non-operating income (expense):
Interest income	6	37
Interest expense (Notes 2, 3, 4 and 5)	(1,254)	(3,697)

Income (loss) from continuing operations before income tax expense and minority interest in income of consolidated joint venture	955	(2,850)
Income tax expense	(319)	(206)
Minority interest in income of consolidated joint venture	(356)	(259)

Net income (loss)	280	(3,315)
Dividends on preferred stock	(35)	(36)

Net income (loss) applicable to common stockholders	$245	$(3,351)

Net income (loss) applicable to common stockholders per common share — basic	$0.01	$(0.09)

Net income (loss) applicable to common stockholders per common share —diluted	$0.01	$(0.09)

Weighted average number of shares of common stock outstanding — basic	38,562	37,358

Weighted average number of shares of common stock outstanding —diluted	46,042	37,358

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 28, 2008 and June 30, 2007
(unaudited)

	June 28,	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(369)	$(3,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt discount amortization	177	1,783
Interest on reduction of warrant exercise price	—	1,371
Depreciation and amortization	1,288	1,025
Employee and director stock-based compensation	384	278
Provision for doubtful accounts	271	205
Minority interest in income of Joint Venture	692	683
Deferred income tax expense	519	352
Interest on discounted notes payable	263	—
Consulting stock-based compensation	33	115
Loss on disposition of property and equipment	63	—
Principal payments on long-term debt made through rebate credits	(1,976)	(2,343)
Other	(32)	(5)
(Increase) decrease in:
Accounts and notes receivable	(572)	(51)
Inventories	(43)	(78)
Prepaid expenses and other	(189)	(361)
Increase in:
Accounts payable and accrued expenses	3,325	(866)
Accrued salaries and other compensation	491	89

Net cash provided by (used in) operating activities	4,325	(1,670)

Cash flows from investing activities
Purchase of property and equipment	(807)	(154)
Business acquisitions	(2,745)	(2,392)

Net cash used in investing activities	(3,552)	(2,546)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,311	7,231
Principal payments on long-term debt	(2,406)	(1,629)
Principal payments on convertible subordinated notes	—	(784)
Principal payments on subordinated notes	(880)	(880)
Proceeds from the exercise of warrants	—	1,734
Proceeds from the exercise of employee options	146	17
Dividends paid on preferred stock	(69)	(70)
Distributions paid to minority interest	(759)	(579)

Net cash provided by (used in) financing activities	(657)	5,040

Effects of exchange rate changes on cash	9	60

Net increase in cash and cash equivalents	125	884
Cash and cash equivalents at the beginning of period	3,369	2,326

Cash and cash equivalents at the end of period	$3,494	$3,210

Supplemental disclosure of cash flows information:
Cash paid for interest	$431	$853

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(1,976)	$(2,343)

Issuance of notes payable in exchange for business acquisitions	$2,328	$2,280

Issuance of capital lease in exchange for property and equipment	$22	$328

Purchase of equipment with volume discount credit	$32	$—

Conversion of accounts payable to notes payable	$2,843	$—

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and the six month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2007.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of June 28, 2008, the Company has a network of 195 company-owned hearing care centers in ten states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The Company’s 50% owned joint venture, HEARx West, generated net income of approximately $1.4 million during the first six months of 2008 and 2007. The Company records 50% of the venture’s net income as minority interest in the income of a Joint Venture in the Company’s consolidated statements of operations. According to the Company’s agreement with the Permanente Federation, should HEARx West incur future losses in excess of retained earnings the Company would be required to absorb 100% of the losses incurred by the joint venture until the deficit is eliminated. The minority interest for the first six months of 2008 and 2007 was approximately $692,000 and $683,000, respectively.
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
Common stock equivalents for convertible debt, outstanding options and warrants to purchase common stock of approximately 7.4 million and 8.3 million, respectively, were excluded from the computation of net loss applicable to common stockholders — diluted for the six month periods ended June 28, 2008 and June 30, 2007, respectively and approximately 8.3 million were excluded from the computation of net loss applicable to common stockholders — diluted for the quarter ended June 30, 2007, because they were anti-dilutive. For purposes of computing net loss applicable to common stockholders per common share — basic and diluted, for the six months ended June 28, 2008 and June 30, 2007, respectively, the weighted average number of shares of common stock outstanding includes the effect of the 506,661 and 760,461, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Comprehensive income (loss)
Components of comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
Dollars in thousands	2008	2007	2008	2007

Net income (loss) for the period	$(369)	$(3,867)	$280	$(3,315)
Foreign currency translation adjustments	(136)	1,097	(125)	981

Comprehensive income (loss) for the period	$(505)	$(2,770)	$155	$(2,334)

2. Business Acquisitions
The Company is continuing its strategic acquisition program in 2008. The program consists of acquiring hearing care centers located in the Company’s core and target markets. The Company often benefits from the synergies of combined staffing and the efficient use of advertising when it acquires hearing care centers in existing markets.
During the first six months of 2008, the Company acquired the assets of sixteen hearing care centers in Michigan, Florida, California, New York, North Carolina, Pennsylvania and the Province of Ontario in eight separate transactions. Consideration included cash of approximately $2.6 million and notes payable of approximately $2.3 million. The acquisitions resulted in additions to goodwill of approximately $4.2 million, fixed assets of approximately $103,000 and customer lists and non-compete agreements of approximately $623,000. The notes payable bear interest varying from 5% to 7% and are payable in quarterly installments varying from $3,000 to $83,000, plus accrued interest, through June 2012. In accordance with SFAS 141 “Business Combinations” these notes have been recorded at their fair value on the date of issuance using an imputed interest rate of 10%. The Company withdrew approximately $2.6 million from its acquisition line of credit with Siemens (see Note 3 — Long-term Debt) to fund these acquisitions.
The following unaudited pro forma information represents the results of operations for HearUSA, Inc. for the six and three months ended June 28, 2008, as if the acquisitions had been consummated as of December 29, 2007. This pro forma information does not purport to be indicative of what may occur in future years.

	Six Months Ended	Three Months Ended
Dollars in thousands, except per share amounts	June 28, 2008	June 28, 2008

Total revenue	$60,501	$30,781

Net income (loss) applicable to common stockholders	$(299)	$289

Net income (loss) applicable to common stockholders per share — basic	$(0.01)	$0.01

Net income (loss ) applicable to common stockholders per share —diluted	$(0.01)	$0.01

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
3. Long-term Debt (Notes 4 and 5)
Long-term debt consists of the following:

	June 28,	December 29,
Dollars in thousands	2008	2007

Notes payable to Siemens
Tranche B	$5,307	$5,403
Tranche C	23,738	23,670
Tranche D	9,191	7,895
Tranche E	2,907	—

Total notes payable to Siemens	41,143	36,968
Notes payable from business acquisitions and other	10,056	10,277

	51,199	47,245
Less current maturities	13,250	10,746

	$37,949	$36,499

The approximate aggregate maturities on long-term debt obligations are as follows (dollars in thousands):
For the twelve months ended June:

2009	$13,250
2010	5,606
2011	4,022
2012	3,136
2013	25,185
Notes payable to Siemens
The Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc. on December 30, 2006. Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt.
These agreements were amended again in September 2007 to defer payment of approximately $4.2 million from September 2007 to December 19, 2008. The interest rate on the Tranche D was increased to 9.5% but Siemens agreed to provide the Company with marketing expense reimbursements, equivalent to the increase in interest rate, to develop and promote the business and advertise Siemens products. Siemens also agreed to provide an additional $3.0 million to fund operating expenses on an as-needed basis through the end of 2008.
The credit facility is a $50 million revolving credit facility expiring in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms and are secured by substantially all of the Company’s assets.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Tranches B and C of the credit facility are a line of credit for acquisitions totaling $30 million. Approximately $29.0 million was outstanding at June 28, 2008. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens units sold by the acquisition plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. The required payments are subject to the rebate credits described below.
The credit facility also includes a Tranche D of up to $20 million which may be used for acquisitions once Tranches B and C are completely utilized and Tranche E, a $3 million line of credit available for working capital purposes. The amount available for acquisitions under Tranche D is equal to $20 million less any outstanding amount borrowed under Tranche E. There was $9.2 million outstanding under Tranche D and $2.9 million outstanding under Tranche E on June 28, 2008. Interest on amounts outstanding on Tranche D and E is payable monthly. The balance on Tranche E and $4.2 million of Tranche D are due on December 19, 2008. The remaining balance on Tranche D is due February 2013. Additional amounts under Tranche E will not be available after December 19, 2008.
The credit facility provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first six months of 2008 or fiscal 2007.
Rebate credits on product sales
The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits as long as 90% of hearing aid units sold by the Company are Siemens products. All amounts rebated reduce the Siemens outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If HearUSA does not maintain the 90% sales requirement, those amounts are not rebated and must be paid quarterly. The 90% requirement is based on a cumulative twelve month calculation. Approximately $29.0 million has been rebated since HearUSA entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests during 2008. Such rebates will reduce the cost of sales of products and the principal and interest on Tranches B and C. Volume rebates of $312,500 were recorded in each of the first two quarters of 2008.
At such time as there are no amounts due under Tranche B and C, Siemens will continue to provide a $500,000 quarterly rebate, provided that HearUSA continues to comply with the minimum 90% sales requirement, and to provide the additional volume rebates if the Siemens unit sales targets are met. These rebates will then reduce the outstanding balance of Tranche D and Tranche E and cost of products sold. The rebates will be paid in cash if there is no outstanding balance.
The following table shows the rebate credits received from Siemens pursuant to the supply agreement and the application of such rebate credits against principal and interest payments on Tranches B and C:

	Six Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
Dollars in thousands	2008	2007	2008	2007

Portion applied against quarterly principal payments	$1,976	$2,343	$985	$1,183
Portion applied against quarterly interest payments	1,388	1,313	690	672

	$3,364	$3,656	$1,675	$1,855

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Conversion rights
After December 30, 2009, Siemens has the right to convert the outstanding debt, but in no event more than approximately $21.2 million, into HearUSA common shares at a price of $3.30 per share, representing approximately 6.4 million shares of the Company’s outstanding common stock. These conversion rights are accelerated in the event of a change of control or an event of default (as defined in the agreement) by HearUSA. These conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the credit facility. On June 30, 2007, the Company filed the required Form S-3 registration statement to register the shares for resale and the registration statement was declared effective September 27, 2007.
The Company has granted to Siemens certain rights of first refusal in the event the Company chooses to engage in a capital raising transaction or if there is a change of control transaction involving an entity in the hearing aid industry.
Covenants
The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the credit or supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. Management believes the Company is in compliance with these covenants as of June 28, 2008.
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $10.1 million at June 28, 2008 and approximately $10.3 million at December 29, 2007, are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bear interest varying from 5% to 7%. The notes have been discounted to a market rate of 10%.
4. Convertible Subordinated Notes
On April 9, 2007, the Company entered into a transaction with the holders of 14 of 15 outstanding notes originally issued in December 2003 through a private placement of $7.5 million of subordinated notes and related warrants. These holders converted the balance of their notes into approximately 3.1 million common shares, after a prepayment of approximately $409,000 by the Company, and exercised approximately 2.5 million warrants for a consideration of approximately $1.7 million, or $0.70 per share. The Company also paid down $375,000 of the approximately $417,000 outstanding balance to the non-participating note holder on the closing date. This transaction resulted in a non-cash charge of approximately $2.6 million that was recorded in the second quarter of 2007. The charge was due to the acceleration of the remaining balance of the debt discount amortization (approximately $1.2 million) and the reduction in the price of the warrants (approximately $1.4 million). The remaining principal balance of approximately $42,000 owed to the non-participating note holder was converted to common stock in June 2007.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
During the first six months of 2007, approximately $3.2 million of interest expense was recorded related to this financing, including non-cash prepaid finder fees, a debt discount amortization charge and deemed dividend related to the reduction in the price of the warrants of approximately $3.0 million (including the $2.6 million charge indicated above related to the conversion and exercise of warrants).
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
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount is being amortized as interest expense over the three-year term of the notes using the effective interest method. In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of costs of approximately $396,000 is being amortized as interest expense using the effective interest method over the three-year term of the notes.
During the first six months of 2008 and 2007, approximately $177,000 and $479,000, respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $109,000 and $292,000, respectively. The future non-cash debt discount and prepaid finder fees to be amortized as interest expense through August 2008 total approximately $12,000.
On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. The balance of the notes of approximately $660,000 matures in August 2008.
6. Fair Value
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 was effective for the Company’s financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The full adoption of SFAS 157 will not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments, these are Level 1 in the fair value hierarchy.
SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:
Level 1—	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2—	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3—	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
As of June 28, 2008, the fair value of the Company’s long-term debt is estimated at approximately $51.9 million based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets or Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value options: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.
7. Stockholders’ Equity
A. Common Stock
During the six months ended June 28, 2008, employee stock options for 210,000 shares of common stock were exercised. During the six months ended June 30, 2007, approximately 2.5 million warrants were exercised at an exercise price of $0.70, approximately 3.2 million shares of common stock were issued in connection with the conversion of the 2003 Convertible Subordinated Notes and employee stock options for 25,000 shares of common stock were exercised.
B. Stock Subscription
On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note receivable for the principal amount of $412,500. The note receivable was collateralized by the common stock purchased which was held in escrow. The principal amount of the note and accrued interest was payable on April 1, 2006. The note bore interest at the prime rate published by the Wall Street Journal adjusted annually. At June 28, 2008 and December 29, 2007, the interest rate of the note was 7.5%. As of June 28, 2008, a cancellation agreement was signed and the stock was returned to the Company and cancelled. The note receivable under the caption Stock Subscription was included in stockholders’ equity in the accompanying consolidated balance sheet at December 29, 2007.
8. Stock-based Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense totaled approximately $384,000 and $278,000 in the first six months of 2008 and 2007, respectively. As of June 28, 2008, there was approximately $1.1 million of unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years from the date of grant.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
During the first quarter of 2008, the Company extended the exercise period relating to 400,000 fully vested options held by Dr. Paul Brown as part of his retirement agreement. As a result of this modification, the Company recognized additional stock-based compensation of approximately $91,000, which is included in total stock-based compensation of $384,000.
Stock-based payment award activity
The following table provides additional information regarding options outstanding and options that were exercisable as of June 28, 2008 (options and in-the-money values in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at December 29, 2007	5,158	$1.28		—
Granted	120	$1.69
Exercised	(210)	$0.69		$143
Forfeited/expired/cancelled	(486)	1.99		—

Outstanding at June 28, 2008	4,582	$1.24	6.02	$2,367

Exercisable at June 28, 2008	3,129	$1.15	5.07	$2,024

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 28, 2008. As of June 28, 2008, the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $280,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the six months ended June 28, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 29, 2007	1,460	$1.44
Granted	120	$1.69
Vested	(128)	$1.63
Forfeited unvested	—	—

Non-vested at June 28, 2008	1,452	$1.44

Restricted stock units
The Company began granting restricted stock units in 2008 pursuant to its stockholder approved plans as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2008 have graded vesting of one-third each year for three years. Some restricted stock units are performance based and therefore subject to forfeiture if certain performance criteria are not met.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
A summary of the Company’s restricted stock unit activity and related information for the six months ended June 28, 2008 is as follows:

Restricted Stock Units (1)
Outstanding at December 29, 2007	—
Awarded	482,000
Vested	—
Cancelled	—

Outstanding at June 28, 2008	482,000

(1)	Each stock unit represents one share of common stock.
The weighted average grant-date fair value per share for the restricted stock units was $1.40 for the six months ended June 28, 2008.
Based on the closing price of the Company’s common stock of $1.67 on June 28, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was approximately $805,000.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The following is the Company’s segment information:
Dollars in thousands

	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
6 months ended June 28, 2008	$54,846	$56	—	—	$54,902
6 months ended June 30, 2007	$45,047	$60	—	—	$45,107

Service revenues
6 months ended June 28, 2008	$2,838	$—	$1,075	—	$3,913
6 months ended June 30, 2007	$2,590	$—	$777	—	$3,367

Income (loss) from operations
6 months ended June 28, 2008	$11,169	$(91)	$845	$(8,609)	$3,314
6 months ended June 30, 2007	$9,567	$(54)	$543	$(7,595)	$2,461

6 months ended June 28, 2008
Depreciation and amortization	$1,070	—	$—	$218	$1,288
Total assets	$85,944	—	$919	$18,252	$105,115
Capital expenditures	$757	—	—	$50	$807

6 months ended June 30, 2007
Depreciation and amortization	$854	—	$1	$170	$1,025
Total assets	$71,811	—	$936	$17,029	$89,776
Capital expenditures	$108	—	—	$46	$154
Hearing aids and other products revenues consisted of the following:

	Six months ended
	June 28,	June 30,
	2008	2007
Hearing aid revenues	95.5%	95.4%
Other products revenues	4.5%	4.6%
Services revenues consisted of the following:

	Six months ended
	June 28,	June 30,
	2008	2007

Hearing aid repairs	46.4%	49.2%
Testing and other income	53.6%	50.8%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Six months ended
Dollars in thousands	June 28,	June 30,
	2008	2007

General and administrative expense	$8,391	$7,425
Corporate depreciation and amortization	218	170

Corporate loss from operations	$8,609	$7,595

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Information concerning geographic areas:
As of and for the six months ended June 28, 2008 and June 30, 2007:

	United States	Canada	United States	Canada
Dollars in thousands	2008	2008	2007	2007

Hearing aid and other products revenues	$46,524	$8,378	$39,640	$5,467
Service revenues	3,576	337	3,103	264
Long-lived assets	72,089	16,485	60,195	14,465
Total assets	84,559	20,556	72,954	16,822
10. Liquidity
The working capital deficit increased $2.1 million from $16.0 million at December 29, 2007 to $18.1 million at June 28, 2008. The increase was primarily the result of the repayment of long term debt, indebtedness incurred for 2008 acquisitions and the costs associated with Dr. Brown’s retirement agreement.
Approximately $2.2 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits. In the first six months of 2008, the Company generated income from operations of approximately $3.3 million (including approximately $1.7 million of compensation expense related to Dr. Brown’s retirement, non-cash employee stock-based compensation and amortization of intangible assets) compared to $2.5 million (including approximately $691,000 of non-cash employee stock-based compensation and amortization of intangible assets) in the first six months of 2007. Cash and cash equivalents at of June 28, 2008 were approximately $3.5 million.
The Company believes that current cash and cash equivalents, cash generated at current net revenue levels and acquisition financing provided by its strategic partner, Siemens, will be sufficient to support the Company’s operating and investing activities through the next twelve months. The Company’s credit agreement with Siemens contemplates a $7.2 million payment to Siemens under Tranche D and E in December 2008. The Company and its strategic partner are currently evaluating different alternatives to address this repayment. Management believes the Company will address this through amendments to its agreements with Siemens or through other means. There can be no assurance, however, that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance that financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and efficient management of cash.
11. Subsequent Events
On August 8, 2008, HearUSA, Inc. (the “Company”) entered into a Hearing Care Program Services Agreement with AARP, Inc. and AARP Services, Inc. (the “Services Agreement”), and an AARP License Agreement with AARP, Inc. (the “License Agreement”), pursuant to which the Company will provide an AARP-branded discount hearing care program to AARP members.
Under the Services Agreement, the Company has agreed to provide to AARP members discounts on hearing aids and related services, through the Company’s company-owned centers and independent network of hearing care providers. Hearing aids sold under the AARP program will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid. The Company will allocate $4.4 million annually to promote the AARP program to AARP members and the general public, and will contribute 9.25% of that amount to AARP’s marketing cooperative. The Company will also contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and the general public. The Company has also committed, in cooperation with AARP, to donate a number of hearing aids annually (1,000 hearing aids in calendar year 2009) to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss. The Company expects to begin the program during the fourth quarter of 2008 in a limited region. The Company has agreed to make the program available through a combination of company-owned centers and independent network providers in all 50 States, the District of Columbia and Five U.S. Territories (American Samoa, Guam, Marianas Islands, Puerto Rico and the U.S. Virgin Islands) by 2010. The Services Agreement has an initial term of three years ending in August 2011. At the end of the initial three year term, the Company has an option to extend the term of the Services Agreement for an additional two year period.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Pursuant to the License Agreement, AARP granted the Company a limited license to use the AARP name and related trade and service marks in connection with the operation and administration of the AARP program, including the advertising and promotion of the program. The term of the License Agreement will run concurrently with the term of the Services Agreement. The Company will pay AARP a fixed annual royalty of $7.6 million for each year of the initial three year term of the AARP program. The royalty payment is payable to AARP in equal quarterly installments beginning on January 10, 2009. If the Company exercises its option to extend the AARP program for the additional two-year period, the royalty payment to AARP will increase to $11 million in the first option year and $12 million in the second option year.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently evaluating the effect of SFAS 160, and the impact it will have on our financial position and results of operations.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position and results of operations.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect this standard will have a material impact on its results of operations, financial position and results of operations.
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSPAPB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB14-1 on our financial position and results of operations.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; belief that the Company is in line to achieve its revenues growth objective for the year of 15% to 20% and its revenues target to exceed $120 million in 2008; expectation that in the remainder of 2008 the total cost of products sold before the Siemens rebate credits as a percent of total net revenues will be consistent with the first six months of 2008; expectation that in the remainder of 2008 the Siemens rebate credit in absolute dollars will remain consistent with the first six months of 2008; expectation that additional center operating expenses due to acquisitions should be consistent with the current center operating expenses when looked at as a percent of total net revenues and long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12%. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs, achieving revenue growth objectives for the year of 15% to 20%; achieving revenues target of over $120 million, total cost of products sold before Siemens rebate credits as a percentage of total net revenues remaining consistent with the first six months of 2008; expectation that in the remainder of 2008 the Siemens rebate credits in absolute dollars will remain consistent with the first six months of 2008; additional center operating expenses due to acquisitions remaining consistent with the current center operating as a percentage of total net revenues; and long-term objective to reach an income from operations, in percent of total net revenues, of 10% to 12% and those risks described in the Company’s annual report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
In the first six months of 2008, the Company continued its acquisition program, closing on eight transactions involving sixteen centers with trailing 12 months revenues of approximately $5.2 million. Two additional transactions were completed subsequent to the end of the quarter involving three centers with trailing 12 months revenues of approximately $1.3 million. The Company has signed six non-binding letters of intent representing trailing 12 months revenues of approximately $2.5 million.
The performance of our acquired centers in the first six months of 2008 continued to be strong and meet our expectations. Those centers owned for less than one year as of June 28, 2008 generated approximately 94% of their trailing 12 months revenues.

RESULTS OF OPERATIONS
For the three months ended June 28, 2008 and June 30, 2007
Revenues
Dollars in thousands

	2008	2007	Change	% Change

Hearing aids and other products	$28,220	$23,166	$5,054	21.8%
Services	1,905	1,754	151	8.6%

Total net revenues	$30,125	$24,920	$5,205	20.9%

	2008	2007	Change	% Change (3)

Revenues from centers acquired in 2007 (1)	$1,765	$—	$1,765	7.1%
Revenues from centers acquired in 2008	955	—	955	3.8%

Revenues from acquired centers	2,720	—	2,720	10.9%
Revenues from comparable centers (2)	27,405	24,920	2,485	10.0%

Total net revenues	$30,125	$24,920	$5,205	20.9%

(1)	Represents that portion of revenues from the 2007 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2007 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by 2007 net revenues.
The $5.2 million or 20.9% increase in net revenues over the second quarter of 2007 is principally a result of revenues from acquired centers of approximately $2.7 million and an increase in revenues from comparable centers of approximately $2.5 million. The comparable centers total net revenues also include a favorable impact of $381,000 (15.3% of the comparable centers total net revenues increase) related to fluctuations in the Canadian exchange rate.
The number of hearing aids sold in the second quarter of 2008 increased 8.7% over the second quarter of 2007, this increase was primarily from acquired centers. The average unit selling price increased by 12.4% as a result of changes in mix resulting from patients choosing higher technology hearing aids. Service revenues increased approximately $151,000, or 8.6%, over the second quarter of 2007.
Cost of Products Sold and Services
Dollars in thousands

	2008	2007	Change	%

Hearing aids and other products	$8,507	$6,062	$2,445	40.3%
Services	609	556	53	9.5%

Total cost of products sold and services	$9,116	$6,618	$2,498	37.7%

Percent of total net revenues	30.3%	26.6%	3.7%	13.9%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.

The following table reflects the components of the rebate credits which are included in the cost of products sold (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2008	2007	Change	%

Base required payments on Tranche C forgiven	$812	$1,043	$(231)	(22.1)%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	173	140	33	23.6%
Interest expense on Tranches B and C forgiven	690	672	18	2.7%

Total rebate credits	$1,675	$1,855	$(180)	(9.7)%

Percent of total net revenues	5.6%	7.4%	(1.8)%	(24.3)%

The increase of total cost of products sold and services as a percentage of total net revenues is partially due to the base required payment on Siemens Tranche C being reduced from $730,000 to $500,000 per quarter following the amendments made at the end of September 2007 (see Note 3 — Long-term Debt, Notes to the Consolidated Financial Statements included herein). Cost of products sold as a percentage of revenues excluding the Siemens’ rebate credits increased from 34.0% in the second quarter of 2007 to 35.8% in the second quarter of 2008 due to the change in mix to higher technology hearing aids which bear a higher cost as a percent of total net revenue and discounts offered as part of the introduction of the new Siemens product lines.
Expenses
Dollars in thousands

	2008	2007	Change	%

Center operating expenses	$14,549	$13,143	$1,406	10.7%

Percent of total net revenues	48.3%	52.7%	(4.4)%	(8.3)%

General and administrative expenses	$3,631	$3,813	$(182)	(4.8)%

Percent of total net revenues	12.1%	15.3%	(3.2)%	(20.9)%

Depreciation and amortization	$626	$536	$90	16.8%

Percent of total net revenues	2.1%	2.2%	(0.1)%	(4.5)%

The increase in center operating expenses in the second quarter of 2008 is mainly attributable to additional expenses of approximately $1.4 million related to acquired centers owned less than twelve months. Increases in operating expenses of approximately $180,000 related to normal annual salary increases, $445,000 related to occupancy and other costs and $354,000 related to incentive compensation on additional revenues which were offset by decreases in gross marketing costs of approximately $657,000 and increases in advertising reimbursements from Siemens of approximately $305,000. Gross marketing costs in the second quarter of 2007 included costs of approximately $668,000 related to the launch of the Coach Don Shula TV campaign. Center operating expenses as a percent of total net revenues decreased from 52.7% in the second quarter of 2007 to 48.3% in the second quarter of 2008. The operating expenses of the acquired centers were 51.4% of the related net revenues during the second quarter of 2008.
General and administrative expenses decreased by approximately $181,000 in the second quarter of 2008 as compared to the same period of 2007. The decrease in general and administrative expenses is primarily attributable to decreases in professional fees of approximately $116,000.

Depreciation was $378,000 in the second quarter of 2008 and $308,000 in the second quarter of 2007. Amortization expense was $248,000 in the second quarter of 2008 and $228,000 in the second quarter of 2007. Most of the amortization expense is due to the amortization of intangible assets of acquisitions made by the Company.
Interest Expense
Dollars in thousands

	2008	2007	Change	%

Notes payable from business acquisitions and others (1)	$243	$140	$103	73.6%
Siemens Tranches B and C — interest forgiven (2)	690	672	18	2.7%
Siemens Tranches D and E	234	117	117	100.0%
2003 Convertible Subordinated Notes (3)	—	2,561	(2,561)	(100.0)%
2005 Subordinated Notes (4)	87	207	(120)	(58.0)%

Total interest expense	$1,254	$3,697	$(2,443)	(66.1)%

	2008	2007	Change	%

Total cash interest expense (5)	$436	$352	$84	23.9%
Total non-cash interest expense (6)	818	3,345	(2,527)	(75.5)%

Total interest expense	$1,254	$3,697	$(2,443)	(66.1)%

(1)	Includes $110,000 in 2008 of non-cash interest expense related to recording of notes at their present value by discounting future payments to the market rate of interest (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)	The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded as a reduction of cost of products sold (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	Includes $2.6 million in 2007 of non-cash debt discount amortization (see Note 4 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(4)	Includes $41,000 in 2008 and $134,000 in 2007 of non-cash debt discount amortization (see Note 5 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(5)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid to Siemens on the Siemens Tranche D and E loans, Subordinated Notes and the cash portion paid on the Convertible Subordinated in 2007.

(6)	Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, Tranches B and C, the non-cash interest imputed to the 2005 Subordinated Notes and the 2003 Convertible Subordinated Notes in 2007 related to the debt discount amortization.
The net decrease in interest expense in the second quarter of 2008 is primarily attributable to the conversion of the 2003 Convertible Subordinated Notes in April 2007, the net reduction in loan balances due to repayment and the net reductions of Siemens loans with rebate credits, offset by increased working capital and acquisition debt.
Income Taxes
The Company has net operating loss carryforwards of approximately $57.4 million for U.S. income tax purposes. In addition, the Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability.
During the second quarter of 2008, the Company recorded a deferred tax expense of approximately $319,000 compared to approximately $206,000 in the second quarter of 2007 related to estimated taxable income generated by the Canadian operations during the quarter and to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown.

Minority Interest
During the second quarter of 2008 and 2007, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $712,000 and $557,000, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a joint venture in the Company’s consolidated statements of operations. The minority interest for the second quarter of 2008 and 2007 was approximately $356,000 and $259,000, respectively.
For the six months ended June 30, 2008 and 2007
Revenues
Dollars in thousands

	2008	2007	Change	% Change

Hearing aids and other products	$54,902	$45,107	$9,795	21.7%
Services	3,913	3,367	546	16.2%

Total net revenues	$58,815	$48,474	$10,341	21.3%

	2008	2007	Change	% Change (3)

Revenues from centers acquired in 2007 (1)	$4,808	$—	$4,808	9.9%
Revenues from centers acquired in 2008	768	—	768	1.6%

Revenues from acquired centers	5,576	—	5,576	11.5%
Revenues from comparable centers (2)	53,239	48,474	4,765	9.8%

Total net revenues	$58,815	$48,474	$10,341	21.3%

(1)	Represents that portion of revenues from the 2007 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2007 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by 2007 net revenues.
The $10.3 million or 21.3% increase in net revenues over the first six months of 2007 is principally a result of revenues from acquired centers which generated approximately $5.6 million and an increase in revenues from comparable centers of approximately $4.8 million. The comparable centers total net revenues also include a favorable impact of $981,000 (20.6% of the comparable centers total net revenues increase) related to fluctuations in the Canadian exchange rate.
The number of hearing aids sold in the first six months of 2008 increased 8.2% over the first six months of 2007 which included an increase of 8.8% from acquired centers which was offset by a 0.6% decrease from comparable centers. The average unit selling price increased by 12.6% as a result of changes in mix resulting from patients choosing higher technology hearing aids. Service revenues increased approximately $546,000, or 16.2%, over the first six months of 2007.
Cost of Products Sold and Services
Dollars in thousands

	2008	2007	Change	%

Hearing aids and other products	$16,096	$11,789	$4,307	36.5%
Services	1,154	1,032	122	11.8%

Total cost of products sold and services	$17,250	$12,821	$4,429	34.5%

Percent of total net revenues	29.3%	26.4%	2.9%	11.0%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the cost of products sold (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2008	2007	Change	%

Base required payments on Tranche C forgiven	$1,630	$2,085	$(455)	(21.8)%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	346	258	88	34.1%
Interest expense on Tranches B and C forgiven	1,388	1,313	75	5.7%

Total rebate credits	$3,364	$3,656	$(292)	(8.0)%

Percent of total net revenues	5.7%	7.5%	(1.8)%	(24.0)%

The increase of total cost of products sold and services as a percentage of total net revenues is primarily due to the base required payment on Siemens Tranche C being reduced from $730,000 to $500,000 per quarter following the amendments made at the end of September 2007 (see Note 3 — Long-term Debt, Notes to the Consolidated Financial Statements included herein). Cost of products sold as a percentage of revenues excluding the Siemens’ rebate credits increased from 34.0% in the first six months of 2007 to 35.0% in the first six months of 2008 due to the change in mix in higher technology hearing aids which bear a higher cost as a percent of total net revenues and discounts offered as part of the introduction of the new Siemens product lines.
Management expects, excluding Siemens rebate credits, that the total cost of products sold and services for the remainder of the year should remain consistent as compared to the first six months of 2008 as a percentage of total net revenues.
Expenses
Dollars in thousands

	2008	2007	Change	%

Center operating expenses	$28,572	$24,742	$3,830	15.5%

Percent of total net revenues	48.6%	51.0%	(2.4)%	(4.7)%

General and administrative expenses	$8,391	$7,425	$966	13.0%

Percent of total net revenues	14.3%	15.3%	(1.0)%	(6.5)%

Depreciation and amortization	$1,288	$1,025	$263	25.7%

Percent of total net revenues	2.2%	2.1%	0.1%	4.8%

The increase in center operating expenses in 2008 is mainly attributable to additional expenses of approximately $2.8 million related to acquired centers owned less than twelve months as well as increases in operating expenses of approximately $441,000 related to normal annual salary increases, $524,000 related to occupancy and other costs, $698,000 related to additional incentive compensation on additional revenues and $319,000 related to regional management expenses, which were partially offset by decreases in gross marketing costs of approximately $392,000 and increases in advertising reimbursements from Siemens of approximately $596,000. Gross marketing costs in 2007 included approximately $668,000 related to the launch of the Shula campaign. Center operating expenses as a percent of total net revenues decreased from 51.0% in the first six months of 2007 to 48.6% in the first six months of 2008. The operating expenses of the acquired centers were 51.1% of the related net revenues during the first six months of 2008. Management expects that quarterly center operating expenses will continue to increase in total dollars during the remainder of 2008 due to additional centers acquired in 2007 that were not owned for the entire year, actual and expected 2008 acquisitions, additional incentives associated with additional revenues and normal annual increases.
General and administrative expenses increased by approximately $966,000 in the first six months of 2008 as compared to the same period of 2007. The increase in general and administrative expenses is primarily attributable to the charge of approximately $811,000 related to Dr. Brown’s retirement agreement and compensation expense related to normal annual increases.

Depreciation was $749,000 in the first six months of 2008 and $624,000 in the first six months of 2007. Amortization expense was $539,000 in the first six months of 2008 and $401,000 in the first six months of 2007. Most of the amortization expense is due to the amortization of intangible assets of acquisitions made by the Company.
Interest Expense
Dollars in thousands

	2008	2007	Change	%

Notes payable from business acquisitions and others (1)	$475	$278	$197	70.9%
Siemens Tranches B and C interest (2)	1,388	1,313	75	5.7%
Siemens Tranches D and E	423	176	247	140.3%
2003 Convertible Subordinated Notes (3)	—	3,163	(3,163)	(100.0)%
2005 Subordinated Notes (4)	208	447	(239)	(53.5)%

Total interest expense	$2,494	$5,377	$(2,883)	(53.6)%

	2008	2007	Change	%

Total cash interest expense (5)	$808	$752	$56	7.4%
Total non-cash interest expense (6)	1,686	4,625	(2,939)	(63.5)%

Total interest expense	$2,494	$5,377	$(2,883)	(53.6)%

(1)	Includes $263,000 in 2008 of non-cash interest expense related to recording of notes at their present value by discounting future payments to the market rate of interest (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)	The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded as a reduction of cost of products sold (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	Includes $2.9 million in 2007 of non-cash debt discount amortization (see Note 4 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(4)	Includes $109,000 in 2008 and $292,000 in 2007 of non-cash debt discount amortization (see Note 5 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(5)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid to Siemens on the Siemens Tranche D and E loans, Subordinated Notes and the cash portion paid on the Convertible Subordinated in 2007.

(6)	Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, Tranches B and C, the non-cash interest imputed to the 2005 Subordinated Notes and the 2003 Convertible Subordinated Notes in 2007 related to the debt discount amortization.
The net decrease in interest expense in the first six months of 2008 is primarily attributable to the conversion of the 2003 Convertible Subordinated Notes in April 2007, the net reduction in loan balances due to repayment and the net reductions of Siemens loans with rebate credits, offset by increased working capital and acquisition debt.
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

During the first six months of 2008, the Company recorded a deferred tax expense of approximately $519,000 compared to approximately $352,000 in the first six months of 2007 related to estimated taxable income generated by the Canadian operations during the first six months and to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized. Tax deductible goodwill with a balance of approximately $33.3 million at June 28, 2008 and $30.7 million at December 29, 2007, will continue to increase as we continue to purchase the assets of businesses.
Generally, for tax purposes, goodwill acquired in an asset-based United States acquisition is deducted over a 15 year period. Goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.
Minority Interest
The Company’s 50% owned Joint Venture, HEARx West, generated net income of approximately $1.4 million during each of the first six months of 2008 and 2007. The Company records 50% of the venture’s net income as minority interest in the income of a Joint Venture in the Company’s consolidated statements of operations. The minority interest for the first six months of 2008 and 2007 was approximately $692,000 and $683,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Siemens Facility
The Company entered into a Second Amended and Restated Credit Agreement, Amended and Restated Supply Agreement, Amendment No. 1 to Amended and Restated Security Agreement and an Investor Rights Agreement with Siemens Hearing Instruments, Inc. on December 30, 2006. Pursuant to these agreements, the parties increased and restructured the credit facility, extended the term of the credit facility and the supply arrangements, increased the rebates to which the Company may be entitled upon the purchase of Siemens hearing aids and granted Siemens certain conversion rights with respect to the debt.
These agreements were amended again in September 2007 to defer payment of approximately $4.2 million from September 2007 to December 19, 2008. The interest rate on the Tranche D was increased to 9.5% but Siemens agreed to provide the Company with marketing expense reimbursements equivalent to the increase in interest rate to develop and promote the business and advertise Siemens products. Siemens also agreed to provide an additional $3 million to fund operating expenses on an as-needed basis through the end of 2008.
Financing and rebate arrangement
The Siemens credit facility provides a $50 million revolving credit facility which expires in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.
Tranches B and C of the credit facility are a line of credit for acquisitions totaling $30 million. Approximately $29 million was outstanding at June 28, 2008. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens units sold by the acquisitions plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest.

The required quarterly principal and interest payments are forgiven by Siemens through a rebate of similar amounts as long as 90% of hearing aid units sold by the Company are Siemens products. All amounts rebated reduce the Siemens outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If the Company does not maintain the minimum 90% sales requirement, those amounts are not rebated and must be paid quarterly. The minimum 90% requirement is based on a cumulative twelve month calculation. Approximately $29.0 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests during 2008. Such rebates will reduce the cost of sales of products and the principal and interest on Tranches B and C. Volume rebates of $312,500 were recorded in each of the two quarters of 2008.
The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of
	Units Sold are from Siemens (1)
	Quarterly Siemens Unit Sales Compared to Prior Years’ Comparable Quarter
	90% but < 95%	95% to 100%	> 100% < 125%	125% and >

Tranche B Rebate (2)	$65/ unit	$65/ unit	$65/ unit	$65/ unit
	Plus	Plus	Plus	Plus
Tranche C Rebate	$500,000	$500,000	$500,000	$500,000
Additional Volume Rebate	—	156,250	312,500	468,750
Interest Forgiveness Rebate (3)	712,500	712,500	712,500	712,500

	$1,212,500	$1,368,750	$1,525,000	$1,681,250

(1)	Calculated using trailing twelve month units sold by the Company

(2)	Siemens units sold by acquired businesses ($65 per unit)

(3)	Assuming the first $30 million portion of the line of credit is fully utilized
The second portion of the revolving credit facility is up to $20 million and may be used for acquisitions (Tranche D) once the first $30 million portion is fully utilized. The second portion also includes a $3 million line of credit (Tranche E) to be used for working capital purposes. The amount available for acquisitions under Tranche D is equal to $20 million less any outstanding amount borrowed under Tranche E. There was $9.2 million outstanding under Tranche D and $2.9 million outstanding under Tranche E as of June 28, 2008. Interest on amounts outstanding on Tranche D and Tranche E is paid monthly. The balance outstanding on Tranche E and $4.2 million of the balance outstanding on Tranche D are due on December 19, 2008. The remaining balance on Tranche D is due February 2013. Additional amounts under Tranche E will not be available beyond December 19, 2008.
When there is no amount outstanding under Tranches B and C, Siemens will continue to provide a $500,000 quarterly rebate, provided that HearUSA complies with the minimum 90% sales requirement, and will provide the additional volume rebates (see table above) if the Siemens unit sales targets are met.

These rebates will reduce the outstanding balance of Tranche D and Tranche E and cost of products sold. If there is no outstanding balance the rebates will be paid in cash.
Marketing arrangement
HearUSA receives monthly cooperative marketing payments from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens products in an amount equal to up to $200,000 plus a rebate. These advertising reimbursements reimburse specific incremental, identifiable advertising costs and are recorded as offsets to advertising expense. At June 28, 2008 this amount was approximately $224,000 per month.
Investor and other rights arrangement
After December 30, 2009, Siemens has the right to convert the outstanding debt, but in no event more than approximately $21.2 million, into HearUSA common shares at a price of $3.30 per share, representing approximately 6.4 million shares of the Company’s outstanding common stock. These conversion rights are accelerated in the event of a change of control or default by HearUSA. The default and change of control conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the debt. On June 30, 2007, the Company filed the required Form S-3 registration statement to register the shares for resale and the registration statement was declared effective September 27, 2007.
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
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $10.1 million at June 28, 2008 and approximately $10.3 million at December 29, 2007 are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bear interest varying from 5% to 7%. The notes have been recorded at fair value at issuance using a discount rate of 10%.
Working Capital
The working capital deficit increased $2.1 million from $16.0 million at December 29, 2007 to $18.1 million at June 28, 2008. The increase was primarily the result of the repayment of long term debt, indebtedness incurred for 2008 acquisitions and the costs associated with Dr. Brown’s retirement agreement.

Approximately $2.2 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits. In the first six months of 2008, the Company generated income from operations of approximately $3.3 million (including approximately $1.7 million of compensation expense related to Dr. Brown’s retirement, non-cash employee stock-based compensation and amortization of intangible assets) compared to $2.5 million (including approximately $691,000 of non-cash employee stock-based compensation and amortization of intangible assets) in the first six months of 2007. Cash and cash equivalents as of June 28, 2008 were approximately $3.5 million.
On August 8, 2008, HearUSA, Inc. (the “Company”) entered into a Hearing Care Program Services Agreement with AARP, Inc. and AARP Services, Inc. (the “Services Agreement”), and an AARP License Agreement with AARP, Inc. (the “License Agreement”), pursuant to which the Company will provide an AARP-branded discount hearing care program to AARP members.
Under the Services Agreement, the Company has agreed to provide to AARP members discounts on hearing aids and related services, through the Company’s company-owned centers and independent network of hearing care providers. Hearing aids sold under the AARP program will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid. The Company will allocate $4.4 million annually to promote the AARP program to AARP members and the general public, and will contribute 9.25% of that amount to AARP’s marketing cooperative. The Company will also contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and the general public. The Company has also committed, in cooperation with AARP, to donate a number of hearing aids annually (1,000 hearing aids in calendar year 2009) to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss. The Company expects to begin the program during the fourth quarter of 2008 [in a limited region]. The Company has agreed to make the program available through a combination of company-owned centers and independent network providers in all 50 States, the District of Columbia and Five U.S. Territories (American Samoa, Guam, Marianas Islands, Puerto Rico and the U.S. Virgin Islands) by 2010. The Services Agreement has an initial term of three years ending in August 2011. At the end of the initial three year term, the Company has an option to extend the term of the Services Agreement for an additional two year period.
Pursuant to the License Agreement, AARP granted the Company a limited license to use the AARP name and related trade and service marks in connection with the operation and administration of the AARP program, including the advertising and promotion of the program. The term of the License Agreement will run concurrently with the term of the Services Agreement. The Company will pay AARP a fixed annual royalty of $7.6 million for each year of the initial three year term of the AARP program. The royalty payment is payable to AARP in equal quarterly installments beginning on January 10, 2009. If the Company exercises its option to extend the AARP program for the additional two-year period, the royalty payment to AARP will increase to $11 million in the first option year and $12 million in the second option year.
Cash Flows
Net cash provided by operating activities in the first six months of 2008 were approximately $4.3 million compared to net cash used of approximately $1.7 million in the first six months of 2007. This improvement was mostly associated with the conversion of approximately $2.8 million of accounts payable to Tranche E of the Siemens Credit Facility and more efficient management of working capital.
During the first six months of 2008, cash of approximately $2.7 million was used to complete the acquisition of centers. It is expected that funds will continue to be used for acquisitions during the remainder of 2008 and the source of these funds is expected to primarily be from the Siemens acquisition line of credit. The increase of approximately $653,000 in the purchase of property and equipment is due in part to expenditures related to purchases of demonstration aids, upgrades of centers and relocations in the first six months 2008.

In the first six months of 2008, funds of approximately $3.3 million were used to repay long-term debt and subordinated notes. Proceeds of $3.3 million were received from the Siemens Tranches B and C for acquisitions. The Company expects to continue to draw additional funds from the Siemens acquisition line of credit in order to pay the cash portion of its 2008 acquisitions.
The Company believes that current cash and cash equivalents, cash generated at current net revenue levels and acquisition financing provided by its strategic partner, Siemens, will be sufficient to support the Company’s operating and investing activities through the next twelve months. The Company’s credit agreement with Siemens contemplates a $7.2 million payment to Siemens under Tranche D and E in December 2008. The Company and its strategic partner are currently evaluating different alternatives to address this repayment. Management believes the Company will address this through amendments to its agreements with Siemens or through other means. There can be no assurance, however, that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance that financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls and efficient management of cash.
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 28, 2008.

	Payments due by period (000’s)
		Less			More
		than 1	1 — 3	4 — 5	Than 5
Contractual obligations	Total	year	years	Years	years

	$	$	$	$	$
Long-term debt (1 and 3)	51,816	13,564	9,841	28,411	—
Subordinated notes	660	660	—	—	—

Subtotal of obligations recorded on balance sheet	52,476	14,224	9,841	28,411	—

Interest to be paid on long-term debt (2 and 3)	13,923	3,887	6,023	4,013	—
Interest to be paid on subordinated notes	8	8	—	—	—

Operating leases	20,412	6,615	9,343	3,157	1,297
Employment agreements	5,557	2,669	2,888	—	—
Purchase obligations	1,461	651	810	—	—

Total contractual cash obligations	93,837	28,054	28,905	35,581	1,297

(1)	Approximately $29.0 million can be repaid through rebate credits from Siemens, including $2.2 million in less than 1 year and $4.4 million in years 1-3 and $22.4 million in years 4-5.

(2)	Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $2.7 million in less than 1 year and $4.7 million in years 1-3 and $3.2 in years 4-5. Interest repaid through preferred pricing reductions was $2.7 million in 2007. (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)	Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).
CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Goodwill
The Company’s goodwill resulted from the combination with Helix in 2002 and the acquisitions made since the inception of its acquisition program in 2005. On at least an annual basis, the Company is required to assess whether its goodwill is impaired. The Company elected to perform this analysis on the first day of its fourth quarter. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tested goodwill for impairment as of the first day of the Company’s fourth quarter during 2007 and 2006, and each of those tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of three methods: quoted market price, external transactions, and discounted cash flow. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other external events, could result in an impairment charge.
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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the necessary allowance. Any changes applied in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percentage applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $34,000.
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
Marketing allowances
The Company receives a monthly marketing allowance from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens products. The Company’s advertising rebates, which represent a reimbursement of specific incremental, identifiable advertising costs, are recorded as an offset to advertising expense.

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
The fair value of our restricted stock units is determined by the closing stock price on the date of grant. The restricted stock units have graded vesting over the term of the grant and are expensed on a straight line basis over the vesting period.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect this standard will have a material impact on its results of operations, financial position or results of operations.
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSPAPB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB14-1 on our financial position and results of operations.

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

	Fixed Rate		Variable Rate	Total
	9.5%	7%	5% to 13.9%
	Due February 2013	Due August 2008	Other
	$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)

2008	(8,206)	(660)	(2,031)	(10,897)
2009	(2,199)	—	(3,925)	(6,124)
2010	(2,199)	—	(2,527)	(4,726)
2011	(2,199)	—	(1,387)	(3,586)
2012	(2,199)	—	(186)	(2,385)
2013	(24,141)	—		(24,141)

Total	(41,143)	(660)	(10,056)	(51,859)

Estimated fair value	(41,143)	(658)	(10,056)	(51,857)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 28, 2008. The Company’s chief executive officer and chief financial officer concluded that, as of June 28, 2008, the Company’s disclosure controls and procedures were effective.
In the second quarter of 2008, The Company hired a Chief Accounting Officer and Controller to enhance the layers of review in the financial reporting process. As a result, we believe we have remediated the material weakness indentified as of December 29, 2007 relating to the Company not employing sufficient accounting resources to provide for adequate control over the financial closing process in order to facilitate a second review of all changes to the consolidated financial statements as well as supporting documentation for the financial statements.
Management has concluded there were no significant changes other than the change noted above in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on June 12, 2008. At that meeting, the stockholders were asked to consider and act on the election of directors.
The following persons were elected as directors for terms expiring in 2009 and received the number of votes set forth opposite their respective names:

		Against/
Nominee	For	Withheld
Thomas W. Archibald	24,340,709	14,267,209
Bruce N. Bagni	24,340,840	14,267,078
Paul A. Brown, M. D.	24,238,789	14,369,129
Joseph L. Gitterman III	24,333,229	14,274,689
Stephen J. Hansbrough	24,340,499	14,267,419
Michel Labadie	24,337,049	14,270,869
David J. McLachlan	24,341,109	14,266,809

Part II Other Information
Item 6. Exhibits
2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).

3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).

3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).

3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).

3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).

3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).

3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).

3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective May 9, 2005) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 13, 2005).

4.1	Amended and Restated Rights Agreement, dated July 11, 2002 between HEARx and the Rights Agent, which includes an amendment to the Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.9.1 to the Company’s Joint Proxy/Prospectus on Form S-4 (Reg. No. 333-73022)).

4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Exhibit 99.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management compensatory contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2008	HearUSA Inc. (Registrant)
/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chief Executive Officer HearUSA, Inc.

/s/ Gino Chouinard
Gino Chouinard
President and Chief Financial Officer HearUSA, Inc.