Form 10-Q
period 2008-09-27
HEARUSA INC
filed 2008-11-10
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
if Changed Since Last Report
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 6, 2008, 37,918,254 shares of the Registrant’s Common Stock and 506,661 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I – Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	September 27,	December 29,
	2008	2007
	(Dollars in thousands)
ASSETS (Note 4)

Current assets
Cash and cash equivalents	$3,546	$3,369
Accounts and notes receivable, less allowance for doubtful accounts of $503,000 and $498,000	8,848	8,825
Inventories	2,814	2,441
Prepaid expenses and other	1,238	1,283
Deferred tax asset	62	62

Total current assets	16,508	15,980
Property and equipment, net (Note 2)	4,896	4,356
Goodwill (Note 2)	68,405	63,134
Intangible assets, net (Note 2 and 3)	35,378	16,165
Deposits and other	819	691
Restricted cash and cash equivalents	216	216

Total Assets	$126,222	$100,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,051	$12,467
Accrued expenses	3,060	2,523
Accrued salaries and other compensation	3,572	3,521
Current maturities of long-term debt	19,350	10,746
Current maturities of subordinated notes, net of debt discount of $60,000 in 2007	—	1,480
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	1,636	1,221

Total current liabilities	42,703	31,992

Long-term debt (Notes 4 and 7)	50,177	36,499
Deferred income taxes	7,299	6,462

Total long-term liabilities	57,476	42,961

Commitments and contingencies

Stockholders’ equity (Note 8)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $0.10 par; 75,000,000 shares authorized 38,424,915 and 38,325,414 shares issued	3,842	3,833
Stock subscription	—	(412)
Additional paid-in capital	133,624	133,261
Accumulated deficit	(113,589)	(113,076)
Accumulated other comprehensive income	4,651	4,468
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	26,043	25,589

Total Liabilities and Stockholders’ Equity	$126,222	$100,542

See accompanying notes to consolidated financial statements.

HearUSA, Inc
Consolidated Statements of Operations
Nine Months Ended September 27, 2008 and September 29, 2007
(unaudited)

	September 27,	September 29,
	2008	2007
	(Dollars in thousands, except per
	share amounts)

Net revenues
Hearing aids and other products	$81,640	$70,107
Services	5,890	5,178

Total net revenues	87,530	75,285

Operating costs and expenses
Hearing aids and other products (Note 4)	23,541	18,576
Services	1,793	1,531

Total cost of products sold and services	25,334	20,107
Center operating expenses	42,999	37,316
General and administrative expenses (Notes 1 and 8)	11,664	11,306
Depreciation and amortization	1,922	1,597

Total operating costs and expenses	81,919	70,326

Income from operations	5,611	4,959
Non-operating income (expense):
Interest income	29	106
Interest expense (Notes 2, 3, 4, 5 and 6)	(4,060)	(6,707)

Income (loss) from continuing operations before income tax expense and minority interest in income of consolidated joint venture	1,580	(1,642)
Income tax expense	(815)	(634)
Minority interest in income of consolidated joint venture	(1,174)	(1,077)

Net loss	(409)	(3,353)
Dividends on preferred stock	(104)	(103)

Net loss applicable to common stockholders	$(513)	$(3,456)

Net loss applicable to common stockholders per common share – basic and diluted	$(0.01)	$(0.10)

Weighted average number of shares of common stock outstanding – basic and diluted	38,501	35,860

See accompanying notes to consolidated financial statements.

HearUSA, Inc.
Consolidated Statements of Operations
Three Months Ended September 27, 2008 and September 29, 2007
(unaudited)

	September 27,	September 29,
	2008	2007
	(Dollars in thousands, except per
	share amounts)

Net revenues
Hearing aids and other products	$26,740	$25,050
Services	1,977	1,812

Total net revenues	28,717	26,862

Operating costs and expenses
Hearing aids and other products (Note 4)	7,448	6,807
Services	638	499

Total cost of products sold and services	8,086	7,306
Center operating expenses	14,424	12,585
General and administrative expenses (Notes 1 and 8)	3,275	3,890
Depreciation and amortization	635	572

Total operating costs and expenses	26,420	24,353

Income from operations	2,297	2,509
Non-operating income (expense):
Interest income	7	21
Interest expense (Notes 2, 3, 4, 5 and 6)	(1,566)	(1,330)

Income from continuing operations before income tax expense and minority interest in income of consolidated joint venture	738	1,200
Income tax expense	(296)	(284)
Minority interest in income of consolidated joint venture	(482)	(394)

Net income (loss)	(40)	522
Dividends on preferred stock	(35)	(34)

Net income (loss) applicable to common stockholders	$(75)	$488

Net income (loss) applicable to common stockholders per common share – basic	$(0.00)	$0.01

Net income (loss) applicable to common stockholders per common share – diluted	$(0.00)	$0.01

Weighted average number of shares of common stock outstanding – basic	38,408	37,950

Weighted average number of shares of common stock outstanding –diluted	38,408	46,415

See accompanying notes to consolidated financial statements.

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 27, 2008 and September 29, 2007
(unaudited)

	September 27,	September 29,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(409)	$(3,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt discount amortization	192	1,958
Interest on reduction of warrant exercise price	—	1,371
Depreciation and amortization	1,922	1,597
Employee and director stock-based compensation	607	386
Provision for doubtful accounts	396	372
Minority interest in income of Joint Venture	1,174	1,077
Deferred income tax expense	815	625
Interest on discounted notes payable	355	—
Interest on discounted long-term contractual commitment to AARP	260	—
Consulting stock-based compensation	33	128
Loss on disposition of property and equipment	70	—
Principal payments on long-term debt made through rebate credits	(2,996)	(3,521)
Other	(200)	(2)
(Increase) decrease in:
Accounts and notes receivable	(453)	(1,273)
Inventories	(342)	202
Prepaid expenses and other	(44)	501
Increase in:
Accounts payable and accrued expenses	5,886	485
Accrued salaries and other compensation	41	212

Net cash provided by operating activities	7,307	765

Cash flows from investing activities
Purchase of property and equipment	(1,192)	(551)
Business acquisitions	(3,551)	(3,844)

Net cash used in investing activities	(4,743)	(4,395)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,408	8,891
Principal payments on long-term debt	(3,620)	(2,728)
Principal payments on convertible subordinated notes	—	(784)
Principal payments on subordinated notes	(1,540)	(1,320)
Proceeds from the exercise of warrants	—	1,734
Proceeds from the exercise of employee options	146	17
Dividends paid on preferred stock	(104)	(103)
Distributions paid to minority interest	(759)	(890)

Net cash provided by (used in) financing activities	(2,469)	4,817

Effects of exchange rate changes on cash	82	13

Net increase in cash and cash equivalents	177	1,200
Cash and cash equivalents at the beginning of period	3,369	2,326

Cash and cash equivalents at the end of period	$3,546	$3,526

Supplemental disclosure of cash flows information:
Cash paid for interest	$647	$1,169

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(2,996)	$(3,521)

Issuance of notes payable in exchange for business acquisitions	$2,976	$3,540

Long-term contractual commitment to AARP in exchange for intellectual property	$19,533	$—

Issuance of capital lease in exchange for property and equipment	$223	$416

Purchase of equipment with volume discount credit	$200	$—

Conversion of accounts payable to notes payable	$2,843	$—

See accompanying notes to consolidated financial statements.

HearUSA, Inc.
Notes to Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and the nine month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2007.
1.	Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of September 27, 2008 the Company has a network of 198 company-owned hearing care centers in ten states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The Company’s 50% owned joint venture, HEARx West, generated net income of approximately $2.3 million and $2.2 million during the first nine months of 2008 and 2007, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a Joint Venture in the Company’s consolidated statements of operations. The minority interest for the first nine months of 2008 and 2007 was approximately $1.2 million and $1.1 million, respectively.
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
Common stock equivalents for convertible debt, outstanding options and warrants to purchase common stock of approximately 8.9 million and 9.3 million, respectively, were excluded from the computation of net loss applicable to common stockholders per common share – diluted for the nine and three month periods ended September 27, 2008 and approximately 8.5 million were excluded from the computation of net loss applicable to common stockholders per common share – diluted for the nine month period ended September 29, 2007. For purposes of computing net loss applicable to common stockholders per common share – basic and diluted, for the nine and three months ended September 27, 2008 and September 29, 2007, respectively, the weighted average number of shares of common stock outstanding includes the effect of the 506,661 and 603,461, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Comprehensive income (loss)
Components of comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
	September 27,	September 29,	September 27,	September 29,
Dollars in thousands	2008	2007	2008	2007
Net income (loss) for the period, applicable to common stockholders	$(513)	$(3,456)	$(75)	$488
Foreign currency translation adjustments	(183)	2,012	(319)	915

Comprehensive income (loss) for the period	$(696)	$(1,444)	$(394)	$1,403

2.	Business Acquisitions
The Company is continuing its strategic acquisition program in 2008. The program consists of acquiring hearing care centers located in the Company’s core and target markets.
During the first nine months of 2008, the Company acquired the assets of eighteen hearing care centers in Michigan, Florida, California, New York, North Carolina, Pennsylvania and the Province of Ontario in ten separate transactions. Consideration included cash of approximately $3.3 million and notes payable of approximately $3.0 million. The acquisitions resulted in additions to goodwill of approximately $5.3 million, fixed assets of approximately $114,000 and customer lists and non-compete agreements of approximately $1.0 million. The notes payable bear interest varying from 5% to 7% and are payable in quarterly installments varying from $3,000 to $83,000, plus accrued interest, through September 2012. In accordance with SFAS 141 “Business Combinations” these notes have been recorded at their fair value on the date of issuance using an imputed interest rate of 10%. The Company withdrew approximately $3.4 million from its acquisition line of credit with Siemens (see Note 4 – Long-term Debt) to fund these acquisitions.
The following unaudited pro forma information represents the results of operations for HearUSA, Inc. for the nine and three months ended September 27, 2008, as if the acquisitions had been consummated as of December 29, 2007. This pro forma information does not purport to be indicative of what may occur in future years.

	Nine Months Ended	Three Months Ended
Dollars in thousands, except per share amounts	September 27, 2008	September 27, 2008
Total revenue	$89,266	$29,331

Net income (loss) applicable to common stockholders	$(369)	$(35)

Net income (loss) applicable to common stockholders per share – basic	$(0.01)	$(0.00)

Net income (loss ) applicable to common stockholders per share –diluted	$(0.01)	$(0.00)

3.	Intangible- AARP License Agreement (Note 4)
On August 8, 2008, HearUSA, Inc. (the “Company”) entered into a Hearing Care Program Services Agreement with AARP, Inc. and AARP Services, Inc. (the “Services Agreement”), and an AARP License Agreement with AARP, Inc. (the “License Agreement”), pursuant to which the Company will provide an AARP-branded discount hearing care program to AARP members.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Under the Services Agreement, the Company has agreed to provide to AARP members discounts on hearing aids and related services, through the Company’s company-owned centers and independent network of hearing care providers. Hearing aids sold under the AARP program will come with a three- year limited warranty and a three-year supply of batteries included in the price of the hearing aid. The Company will allocate $4.4 million annually to promote the AARP program to AARP members and the general public, and will contribute 9.25% of that amount to AARP’s marketing cooperative. The Company will also contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and the general public. The Company has also committed, in cooperation with AARP, to donate a number of hearing aids annually (1,000 hearing aids in calendar year 2009) to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss. The Company expects to begin the program during the fourth quarter of 2008. The Company has agreed to make the program available through a combination of company-owned centers and independent network providers in all 50 States, the District of Columbia and five U.S. Territories (American Samoa, Guam, Marianas Islands, Puerto Rico and the U.S. Virgin Islands) by 2010. The Services Agreement has an initial term of three years ending on December 1, 2011. At the end of the initial three year term, the Company has an option to extend the term of the Services Agreement for an additional two year period.
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
The License Agreement has been recorded at its fair value of approximately $19.3 million in accordance with SFAS 142 “Goodwill and Other Intangibles”, with a corresponding increase in long-term debt.
4.	Long-term Debt (Notes 5 and 6)
Long-term debt consists of the following:

	September 27,	December 29,
Dollars in thousands	2008	2007

Notes payable to Siemens Tranche B	$5,268	$5,403
Tranche C	23,685	23,670
Tranche D	8,361	7,895
Tranche E	2,907	—

Total notes payable to Siemens	40,221	36,968
Long-term contractual commitment to AARP	19,533	—
Notes payable from business acquisitions and other	9,773	10,277

	69,527	47,245
Less current maturities	19,350	10,746

	$50,177	$36,499

The approximate aggregate maturities on long-term debt obligations are as follows (dollars in thousands):
For the twelve months ended September:

	Total	Siemens	AARP	Other
2009	$19,350	$9,490	$5,857	$4,003
2010	12,118	2,382	6,499	3,237
2011	11,310	2,382	7,177	1,751
2012	3,122	2,361	—	761
2013	23,627	23,606	—	21

HearUSA, Inc.
Notes to Consolidated Financial Statements
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
These agreements were amended again in September 2007 to defer payment of approximately $4.2 million from September 2007 to December 19, 2008. The interest rate on the Tranche D was increased to 9.5% but Siemens agreed to provide the Company with marketing expense reimbursements, equivalent to the increase in interest rate, to develop and promote our business and advertise Siemens products. Siemens also agreed to provide an additional $3 million to fund operating expenses on an as-needed basis through the end of 2008.
The credit facility is a $50 million revolving credit facility expiring in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.
Tranches B and C of the credit facility are a line of credit for acquisitions totaling $30 million. Approximately $29 million was outstanding at September 27, 2008. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens units sold by the acquisition plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. There required payments are subject to the rebate credits described below.
The credit facility also includes Tranche D which may be used for acquisitions once Tranches B and C are completely utilized and Tranche E, a $3 million line of credit available for working capital purposes. The amount available for acquisitions under Tranche D is equal to $20 million less any outstanding amount borrowed under Tranche E. There was $8.4 million outstanding under Tranche D and $2.9 million outstanding under Tranche E on September 27, 2008. Interest on amounts outstanding on Tranche D and E is payable monthly.
The balance on Tranche E and $ 4.2 million of Tranche D are due on December 19, 2008. The remaining balance on Tranche D is due February 2013. Additional amounts under Tranche E will not be available after December 19, 2008.
The credit facility also provides that the Company will reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first nine months of 2008 or fiscal 2007.
Rebate credits on product sales
The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units sold by the Company are Siemens products. All amounts rebated reduce the Siemens outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If HearUSA does not maintain the 90% sales requirement, those amounts are not rebated and must be paid quarterly. The 90% requirement is based on a cumulative twelve month calculation. Approximately $30.7 million has been rebated since HearUSA entered into this arrangement in December 2001. Approximately $5.1 million and $7.2 million, respectively was rebated in the first nine months of 2008 and for the year ended December 29, 2007.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests during 2008. Such rebates will reduce the cost of sales of products and the principal and interest on Tranches B and C. Volume rebates of $938,000 were recorded in the first nine months of 2008.
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
The following table shows the rebate credits received from Siemens pursuant to the supply agreement and the application of such rebate credits against principal and interest payments on Tranches B and C:

	Nine Months Ended		Three Months Ended
	September 27,	September 29,	September 27,	September 29,
Dollars in thousands	2008	2007	2008	2007

Portion applied against quarterly principal payments	$2,996	$3,521	$1,017	$1,183
Portion applied against quarterly interest payments	2,104	2,006	716	688

	$5,100	$5,527	$1,733	$1,871

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
Covenants
The Siemens credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the credit or supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. Management believes the Company is in compliance with these covenants at September 27, 2008.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Long-term contractual commitment to AARP
Long-term contractual commitment pursuant to the AARP License Agreement totaled approximately $19.5 million including accrued interest at September 27, 2008 and is payable in equal quarterly installments of $1.9 million beginning on January 10, 2009. The liability has been discounted using a market rate of 10%.
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $9.8 million at September 27, 2008 and approximately $10.3 million at December 29, 2007 are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bear interest varying from 5% to 7%. The notes have been discounted to a market rate of 10%.
5.	Convertible Subordinated Notes
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
During the nine months of 2007, approximately $3.2 million of interest expense was recorded related to this financing, including non-cash prepaid finder fees, a debt discount amortization charge and deemed dividend related to the reduction in the price of the warrants of approximately $3.0 million (including the $2.6 million charge indicated above related to the conversion and exercise of warrants).
6.	Subordinated Notes and Warrant Liability
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring on August 2010. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date for this transaction was $1.63 per share. The notes bear interest at 7% per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The notes were subordinate to the Siemens notes payable.
The Company recorded a debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount was amortized as interest expense over the three-year term of the notes using the effective interest method. In addition to the Note Warrants, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 to third parties as finder fees and financing costs. These warrants were valued at approximately $66,000 using a Black-Scholes option pricing model. The total of costs of approximately $396,000 was amortized as interest expense using the effective interest method over the three-year term of the notes.

HearUSA, Inc.
Notes to Consolidated Financial Statements
During the first nine months of 2008 and 2007, respectively, approximately $189,000 and $668,000, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $109,000 and $405,000, respectively.
On December 22, 2005, the Company began making quarterly payments of principal corresponding to 8% of the original principal amount plus interest and a premium of 2% of the principal payment made. The balance of these notes was repaid in August 2008.
7.	Fair Value
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
As of September 27, 2008, the fair value of the Company’s long-term debt is estimated at approximately $69.5 million based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets or Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value options: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements
8.	Stockholders’ Equity
A.	Common Stock
During the nine months ended September 27, 2008, employee stock options for 210,000 shares of common stock were exercised, at a weighted average exercise price of $0.69. During the nine months ended September 29, 2007, approximately 2.5 million warrants were exercised at an exercise price of $0.70, approximately 3.2 million shares of common stock were issued in connection with the conversion of the 2003 Convertible Subordinated Notes and employee stock options for 25,000 shares of common stock were exercised.
B.	Stock Subscription
On April 1, 2001, the Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note receivable for the principal amount of $412,500. The note receivable was collateralized by the common stock purchased which was held in escrow. The principal amount of the note and accrued interest was payable on April 1, 2006. The note bore interest at the prime rate published by the Wall Street Journal adjusted annually. The interest rate at December 29, 2007 of the note was 7.5%. A cancellation agreement was signed and the stock was returned to the Company and cancelled in June 2008. The note receivable under the caption Stock Subscription was part of stockholders’ equity in the accompanying consolidated balance sheet at December 29, 2007.
9.	Stock-based Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense totaled approximately $607,000 and $386,000 in the first nine months of 2008 and 2007, respectively. As of September 27, 2008, there was approximately $2.1 million of unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years from the date of grant.
During the first quarter of 2008, the Company extended the exercise period relating to 400,000 fully vested options held by Dr. Paul Brown as part of his retirement agreement. As a result of this modification, the Company recognized additional stock-based compensation of approximately $91,000, which is included in general and administrative expense.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Stock-based payment award activity
The following table provides additional information regarding options outstanding and options that were exercisable as of September 27, 2008 (options and in-the-money values in thousands):

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average	Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value

Outstanding at December 29, 2007	5,158	$1.28		—
Granted	970	$1.67
Exercised	(210)	$0.69		$143
Forfeited/expired/cancelled	(490)	2.07		—

Outstanding at September 27, 2008	5,428	$1.30	6.41	$1,003

Exercisable at September 27, 2008	3,773	$1.18	5.14	$1,002

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 27, 2008. As of September 27, 2008, the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $270,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the nine months ended September 27, 2008 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 29, 2007	1,460	$1.44

Granted	970	$1.67

Vested	(775)	$1.42

Forfeited unvested	—	—

Non-vested at September 27, 2008	1,655	$1.58

Restricted stock units
In 2008 the Company began granting restricted stock units pursuant to its stockholder approved plans as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2008 have graded vesting of one-third each year for three years. Some restricted stock units are performance based and therefore subject to forfeiture if certain performance criteria are not met.

HearUSA, Inc.
Notes to Consolidated Financial Statements
A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 27, 2008 is as follows:

Restricted Stock Units (1)
Outstanding at December 29, 2007	—
Awarded	482,000
Vested	—
Cancelled	—

Outstanding at September 27, 2008	482,000

(1)	Each stock unit represents the one share of common stock.
The weighted average grant-date fair value per share for the restricted stock units was $1.40 for the nine months ended September 27, 2008.
Based on the closing price of the Company’s common stock of $1.25 on September 27, 2008, the total pretax value of all outstanding restricted stock units on that date was approximately $603,000.
10.	Segments
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
The following is the Company’s segment information:

Dollars in thousands	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other product revenues
9 months ended September 27, 2008	$81,560	$80	—	—	$81,640
9 months ended September 29, 2007	$70,019	$88	—	—	$70,107

Service revenues
9 months ended September 27, 2008	$4,396	$—	$1,494	—	$5,890
9 months ended September 29, 2007	$3,996	$—	$1,182	—	$5,178

Income (loss) from operations
9 months ended September 27, 2008	$16,871	$(115)	$850	$(11,995)	$5,611
9 months ended September 29, 2007	$15,741	$(30)	$826	$(11,578)	$4,959

9 months ended September 27, 2008
Depreciation and amortization	$1,591	—	$—	$331	$1,922
Total assets	$67,963	—	$20,193	$38,066	$126,222
Capital expenditures	$1,080	—	—	$112	$1,192

9 months ended September 29, 2007
Depreciation and amortization	$1,325	—	$39	$233	$1.597
Total assets	$75,520	—	$923	$17,528	$93,971
Capital expenditures	$460	—	—	$91	$551
Hearing aids and other product revenues consisted of the following:

	Nine months ended
	September 27,	September 29,
	2008	2007
Hearing aid revenues	95.5%	95.4%
Other product revenues	4.5%	4.6%
Services revenues consisted of the following:

	Nine months ended
	September 27,	September 29,
	2008	2007
Hearing aid repairs	47.6%	49.5%
Testing and other income	52.4%	50.5%

HearUSA, Inc.
Notes to Consolidated Financial Statements
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Nine months ended
	September 27,	September 29,
Dollars in thousands	2008	2007
General and administrative expense	$11,664	$11,306
Corporate depreciation and amortization	331	272

Corporate loss from operations	$11,995	$11,578

Information concerning geographic areas:
As of and for the six months ended September 27, 2008 and September 29, 2007:

	United States	Canada	United States	Canada
Dollars in thousands	2008	2008	2007	2007

Hearing aid and other products revenues	$69,241	$12,399	$61,097	$9,010
Service revenues	5,389	501	4,768	410
Long-lived assets	61,059	13,278	50,867	11,688
Total assets	105,796	20,426	75,323	18,648
11.	Liquidity
The working capital deficit increased $10.2 million to $26.2 million at September 27, 2008 from $16.0 million at December 29, 2007. The increase in the deficit is mainly attributable to an increase in cash used for investment and financing activities in excess of cash generated from operations.
Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits. In the first nine months of 2008, the Company generated income from operations of approximately $5.6 million (net of approximately $2.2 million of severance expense, non-cash employee stock-based compensation and amortization of intangible assets) compared to $5.0 million (including approximately $1.3 million of severance expense, non-cash employee stock-based compensation and amortization of intangible assets) in the first nine months of 2007. Cash and cash equivalents as of September 27, 2008 were approximately $3.5 million.
The Company believes that current cash and cash equivalents, cash generated at current net revenue levels and acquisition financing provided by its strategic partner, Siemens, will be sufficient to support the Company’s operating and investing activities through the next twelve months.  The Company’s credit agreement with Siemens contemplates a $7.2 million payment to Siemens under Tranche D and E in December 2008.  The Company and its strategic partner are currently evaluating different alternatives to address this repayment.   Management believes the Company will address this through amendments to its agreements with Siemens or through other means.  The Company intends to fund part of its contractual commitments to AARP by charging fees to the suppliers and providers who participate in the program.  The Company also intends to collect royalties for units sold under the program.  The Company is actively negotiating with suppliers and providers who have expressed interest in the program and expects to reach agreement with them in the near future. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants,  that the Company and Siemens will reach agreement on amending their agreements, that the Company will reach agreement with a sufficient number of suppliers and participants and receive royalties under the AARP program, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient.  In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings.  There can be no assurance however, that such financing will be available to the Company on favorable terms or at all.  The Company also is continuing its aggressive cost controls.

HearUSA, Inc.
Notes to Consolidated Financial Statements
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP FAS 142-3 will have a significant impact on its financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting “Principles. The Company does not expect this standard will have a material impact on its results of operations, financial position and results of operations.
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

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; expectation that in the remainder of 2008 the total cost of products sold before the Siemens rebate credits as a percentage of total net revenues will be consistent with the first nine months of 2008; expectation that sales will continue to suffer for the short term in light of general economic conditions and hope that changes in product mix planned by the Company will stimulate appointments and result in sales; expectation that quarterly center operating expenses will continue to increase in total dollars in 2008; and expectation that funds will continue to be used for acquisitions in 2008 from the Siemens line of credit. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, the Company’s ability to maintain sales levels of acquired centers; successful implementation of the acquisition program and integration of acquired centers; the Company’s ability to decrease expenses, maintain until sales of Siemens’ products and meet all debt and trade payables as they become due; market demand for the Company’s products and services; changes in the product pricing environment; and general economic conditions in these regions where the Company’s centers are located; and those risks described in the Company’s annual report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
In the first nine months of 2008, the Company continued its acquisition program, closing on ten transactions involving eighteen centers with trailing 12 months revenues of approximately $6.7 million. Two additional transactions were completed in October 2008 involving two centers with trailing 12 months revenues of approximately $700,000. The Company currently has fifteen non-binding letters of intent representing trailing 12 months revenues of approximately $7.6 million.
RESULTS OF OPERATIONS
For the three months ended September 27, 2008 and September 29, 2007
Revenues

Dollars in thousands	2008	2007	Change	% Change
Hearing aids and other products	$26,740	$25,050	$1,690	6.7%
Services	1,977	1,812	165	9.1%

Total net revenues	$28,717	$26,862	$1,855	6.9%

	2008	2007	Change	% Change (3)
Revenues from centers acquired in 2007 (1)	$1,194	$—	$1,194	4.4%
Revenues from centers acquired in 2008	1,261	—	1,261	4.7%

Revenues from acquired centers	2,455	—	2,455	9.1%
Revenues from comparable centers (2)	26,262	26,862	(600)	(2.2)%

Total net revenues	$28,717	$26,862	$1,855	6.9%

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

The $1.9 million or 6.9% increase in net revenues over the third quarter of 2007 is principally a result of revenues from acquired centers of approximately $2.5 million. Organic revenue declined in the later part of the third quarter as a result of worsening economic conditions. Management expects that sales will continue to suffer for the short term in light of the general economic conditions. It is hoped that changes in product mixed planned by the Company will stimulate appointments and result in sales.
The number of hearing aids sold in the third quarter of 2008 increased 5.6% over the third quarter of 2007 primarily as a result of acquired centers. Service revenues increased approximately $165,000, or 9.1%, over the third quarter of 2007.
Cost of Products Sold and Services

Dollars in thousands	2008	2007	Change	%
Hearing aids and other products	$7,448	$6,807	$641	9.4%
Services	638	499	139	27.9%

Total cost of products sold and services	$8,086	$7,306	$780	10.7%

Percent of total net revenues	28.2%	27.2%	1.0%	3.7%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2008	2007	Change	%
Base required payments on Tranche C forgiven	$813	$1,043	$(230)	(22.1)%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	204	140	64	45.7%
Interest expense on Tranches B and C forgiven	716	688	28	4.1%

Total rebate credits	$1,733	$1,871	$(138)	(7.4)%

Percent of total net revenues	6.0%	7.0%	(1.0)%	(14.3)%

The increase of total cost of products sold and services as a percentage of total net revenues is primarily due to the required base payment on Siemens Tranche C being reduced from $730,000 to $500,000 per quarter following the September 2007 amendments (see Note 4 – Long-term Debt, Notes to the Consolidated Financial Statements included herein). Cost of products sold as a percentage of revenues excluding the Siemens’ rebate credits were 34.2% in the third quarter of both 2008 and 2007.
Expenses

Dollars in thousands	2008	2007	Change	%
Center operating expenses	$14,424	$12,585	$1,839	14.6%

Percent of total net revenues	50.2%	46.9%	3.3%	7.0%

General and administrative expenses	$3,275	$3,890	$(615)	(15.8)%

Percent of total net revenues	11.4%	14.5%	(3.1)%	(21.4)%

Depreciation and amortization	$635	$572	$63	11.0%

Percent of total net revenues	2.2%	2.1%	0.1%	4.8%

The increase in center operating expenses in the third quarter of 2008 is mainly attributable to additional expenses of approximately $1.4 million related to acquired centers owned less than twelve months. The remaining increase of approximately $400,000 is attributable to expenses of $167,000 in the implementation of the AARP program, $98,000 related to incentive compensation on additional revenues, $147,000 related to increased regional management expenses and increases in gross marketing costs of approximately $172,000. These were partially offset by increases in advertising reimbursements from Siemens of approximately $95,000. Center operating expenses as a percent of total net revenues increased from 46.9% in the third quarter of 2007 to 50.2% in the third quarter of 2008 principally as a result of the decrease in organic sales, lower than expected revenue from acquired centers and the AARP program implementation costs. The operating expenses of the acquired centers were 56.8% of the related net revenues during the third quarter of 2008.
General and administrative expenses decreased by approximately $615,000 in the third quarter of 2008 as compared to the same period of 2007. The decrease is attributable to decreases in wages due to employee severance cost of approximately $282,000 included in the third quarter of 2007, professional fees of approximately $256,000 and the benefit of vendor rebates of $168,000 recorded in reduction of communication expense.
Depreciation was $386,000 in the third quarter of 2008 and $347,000 in the third quarter of 2007. Amortization expense was $249,000 in the third quarter of 2008 and $225,000 in the third quarter of 2007. Most of the amortization expense is related to the amortization of intangible assets of acquisitions made by the Company.
Interest Expense

Dollars in thousands	2008	2007	Change	%
Notes payable from business acquisitions and others (1)	$262	$137	$125	91.2%
Long-term contractual commitment to AARP (2)	260	—	260	100.0%
Siemens Tranches B and C – interest forgiven (3)	716	688	28	4.1%
Siemens Tranches D and E	289	335	(46)	(13.7)%
2005 Subordinated Notes (4)	39	170	(131)	(77.1)%

Total interest expense	$1,566	$1,330	$236	17.7%

	2008	2007	Change	%
Total cash interest expense (5)	$494	$529	$(35)	(6.6)%
Total non-cash interest expense (6)	1,072	801	271	33.8%

Total interest expense	$1,566	$1,330	$236	17.7%

(1)
Includes $84,000 in 2008 of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
Includes $260,000 in 2008 of non-cash interest expense related to the recording of long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein).

(3)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded as a reduction of cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(4)
Includes $12,000 in 2008 and $113,000 in 2007 of non-cash debt discount amortization (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(5)
Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid to Siemens on the Siemens Tranches D and E loans, Subordinated Notes and the cash portion paid on the Convertible Subordinated in 2007.

(6)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest, Tranches B and C, the non-cash interest imputed to the 2005 Subordinated Notes and the 2003 Convertible Subordinated Notes in 2007 related to the debt discount amortization.

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
During the third quarter of 2008, the Company recorded a deferred tax expense of approximately $296,000 compared to approximately $284,000 in the third quarter of 2007 related to estimated taxable income generated by the Canadian operations during the quarter and to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown.
Minority Interest
During the third quarter of 2008 and 2007, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $964,000 and $774,000, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a joint venture in the Company’s consolidated statements of operations. The minority interest for the third quarter of 2008 and 2007 was approximately $482,000 and $394,000, respectively.
For the nine months ended September 27, 2008 and September 29, 2007
Revenues

Dollars in thousands	2008	2007	Change	% Change
Hearing aids and other products	$81,640	$70,107	$11,533	16.5%
Services	5,890	5,178	712	13.8%

Total net revenues	$87,530	$75,285	$12,245	16.3%

	2008	2007	Change	% Change (3)
Revenues from centers acquired in 2007 (1)	$6,027	$—	$6,027	8.0%
Revenues from centers acquired in 2008	2,004	—	2,004	2.7%

Revenues from acquired centers	8,031	—	8,031	10.7%
Revenues from comparable centers (2)	79,499	75,285	4,214	5.6%

Total net revenues	$87,530	$75,285	$12,245	16.3%

(1)
Represents that portion of revenues from the 2007 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2007 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing those revenues by the total of 2007 net revenues.
The $12.2 million or 16.3% increase in net revenues over the first nine months of 2007 is a result of revenues from acquired centers which generated approximately $8.0 million and an increase in revenues from comparable centers of approximately $4.2 million. The comparable centers total net revenues also include a favorable impact of $1.0 million (22.9% of the comparable centers total net revenues increase) related to fluctuations in the Canadian exchange rate.
The number of hearing aids sold in the first nine months of 2008 increased 7.4% over the first nine months of 2007 primarily as a result of the acquired centers. The average unit selling price increased by 8.9% as a result of changes in mix resulting from patients choosing higher technology hearing aids. Service revenues increased approximately $712,000, or 13.8%, over the first nine months of 2007.

Cost of Products Sold and Services

Dollars in thousands	2008	2007	Change	%
Hearing aids and other products	$23,541	$18,576	$4,965	26.7%
Services	1,793	1,531	262	17.1%

Total cost of products sold and services	$25,334	$20,107	$5,227	26.0%

Percent of total net revenues	28.9%	26.7%	2.2%	8.2%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2008	2007	Change	%
Base required payments on Tranche C forgiven	$2,443	$3,127	$(684)	(21.9)%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	553	394	159	40.4%
Interest expense on Tranches B and C forgiven	2,104	2,006	98	4.9%

Total rebate credits	$5,100	$5,527	$(427)	(7.7)%

Percent of total net revenues	5.8%	7.3%	(1.5)%	(20.5)%

The increase of total cost of products sold and services as a percentage of total net revenues is primarily due to the required base payment on Siemens Tranche C being reduced from $730,000 to $500,000 per quarter following the September 2007 amendments (see Note 4 – Long-term Debt, Notes to the Consolidated Financial Statements included herein). Cost of products sold as a percentage of revenues excluding the Siemens’ rebate credits increased from 34.0% in the first nine months of 2007 to 34.8% in the first nine months of 2008 due to the change in mix to higher technology hearing aids which result in net higher gross profit per unit sold but bear a higher cost as a percent of total net revenues.
Management expects, excluding Siemens rebate credits, that the total cost of products sold and services for the remainder of the year should remain consistent as with the first nine months of 2008 as a percentage of total net revenues.
Expenses

Dollars in thousands	2008	2007	Change	%
Center operating expenses	$42,999	$37,316	$5,683	15.2%

Percent of total net revenues	49.1%	49.6%	(0.5)%	(1.0)%

General and administrative expenses	$11,664	$11,306	$358	3.2%

Percent of total net revenues	13.3%	15.0%	(1.7)%	(11.3)%

Depreciation and amortization	$1,922	$1,597	325	20.4%

Percent of total net revenues	2.2%	2.1%	0.1%	4.8%

The increase in center operating expenses in 2008 is mainly attributable to additional expenses of approximately $4.2 million related to acquired centers owned less than twelve months as well as increases in operating expenses of approximately $393,000 related to normal annual salary increases, $626,000 related to occupancy and other costs, $804,000 related to additional incentive compensation on additional revenues and $462,000 related to regional management expenses, which were partially offset by decreases in gross marketing costs of approximately $797,000 and increases in advertising reimbursements from Siemens of approximately $691,000. Center operating expenses as a percent of total net revenues decreased from 49.6% in the first nine months of 2007 to 49.1% in the first nine months of 2008. The operating expenses of the acquired centers were 52.8% of the related net revenues during the first nine months of 2008. Management expects that quarterly center operating expenses will continue to increase in total dollars during the remainder of 2008 due to additional centers acquired in 2007 that were not owned for the entire year, actual and expected 2008 acquisitions, additional incentives associated with additional revenues and normal annual increases.

General and administrative expenses increased by approximately $358,000 in the first nine months of 2008 as compared to the same period of 2007. The increase is primarily attributable to a charge of approximately $811,000 related to Dr. Brown’s retirement agreement and compensation expense related to normal annual increases, partially offset by decreases in professional fees of $81,200 and the benefit of vendor rebates of $200,000.
Depreciation was $1.1 million in the first nine months of 2008 and $971,000 in the first nine months of 2007. Amortization expense was $794,000 in the first nine months of 2008 and $626,000 in the first nine months of 2007. Most of the amortization expense is the amortization of intangible assets of acquisitions made by the Company.
Interest Expense

Dollars in thousands	2008	2007	Change	%
Notes payable from business acquisitions and others (1)	$737	$368	$369	100.3%
Long-term contractual commitment to AARP (2)	260	—	260	100.0%
Siemens Tranches B and C interest (3)	2,104	2,006	98	4.9%
Siemens Tranches D and E	712	512	200	39.1%
2003 Convertible Subordinated Notes (4)	—	3,153	(3,153)	(100.0)%
2005 Subordinated Notes (5)	247	668	(421)	(63.0)%

Total interest expense	$4,060	$6,707	$(2,647)	(39.5)%

	2008	2007	Change	%
Total cash interest expense (6)	$1,302	$1,281	$21	1.5%
Total non-cash interest expense (7)	2,758	5,426	(2,672)	(49.1)%

Total interest expense	$4,060	$6,707	$(2,647)	(39.5)%

(1)
Includes $328000 in 2008 of non-cash interest expense related to recording of notes and long-term contractual commitment to AARP at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
Includes $260,000 in 2008 of non-cash interest expense related to the recording of long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein).

(3)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded as a reduction of cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(4)	Includes $2.9 million in 2007 of non-cash debt discount amortization (see Note 5 – Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(5)
Includes $121,000 in 2008 and $292,000 in 2007 of non-cash debt discount amortization (see Note 6 – Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(6)
Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid to Siemens on the Siemens Tranches D and E loans, Subordinated Notes and the cash portion paid on the Convertible Subordinated in 2007.

(7)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest, Tranches B and C, the non-cash interest imputed to the 2005 Subordinated Notes and the 2003 Convertible Subordinated Notes in 2007 related to the debt discount amortization.

Income Taxes
During the first nine months of 2008, the Company recorded a deferred tax expense of approximately $815,000 compared to approximately $634,000 in the first nine months of 2007 related to estimated taxable income generated by the Canadian operations during the first nine months and to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized. Tax deductible goodwill with a balance of approximately $34.6 million at September 27, 2008 and $30.7 million at December 29, 2007, will continue to increase as we continue to purchase the assets of businesses.
Generally, for tax purposes goodwill acquired in an asset-based United States acquisition is deducted over a 15 year period. Goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.
Minority Interest
The Company’s 50% owned Joint Venture, HEARx West, generated net income of approximately $2.3 million and $2.2 million during the first nine months of 2008 and 2007, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a joint venture in the Company’s consolidated statements of operations. The minority interest for the first nine months of 2008 and 2007 was approximately $1.2 million and $1.1 million, respectively.
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
These agreements were amended again in September 2007 to defer payment of approximately $4.2 million from September 2007 to December 19, 2008. The interest rate on the Tranche D was increased to 9.5% but Siemens agreed to provide the Company with marketing expense reimbursements, equivalent to the increase in interest rate, to develop and promote our business and advertise Siemens products. Siemens also agreed to provide an additional $3 million to fund operating expenses on an as-needed basis through the end of 2008.
Financing and rebate arrangement
The Siemens credit facility provides a $50 million revolving credit facility which expires in February 2013. All outstanding amounts bear annual interest of 9.5%, are subject to varying repayment terms, and are secured by substantially all of the Company’s assets.
Tranches B and C of the credit facility are a line of credit for acquisitions totaling $30 million. Approximately $29 million was outstanding at September 27, 2008. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens units sold by the acquisitions plus interest and amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest.

The required quarterly principal and interest payments are forgiven by Siemens through a rebate of similar amounts as long as 90% of hearing aid units sold by the Company are Siemens products. All amounts rebated reduce the Siemens outstanding debt and accrued interest and are accounted for as a reduction of cost of products sold. If the Company does not maintain the minimum 90% sales requirement, those amounts are not rebated and must be paid quarterly. The minimum 90% requirement is based on a cumulative twelve month calculation. Approximately $32.4 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests during 2008. Such rebates will reduce the cost of sales of products and the principal and interest on Tranches B and C. Volume rebates of $312,500 were recorded in each of the three quarters of 2008.
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

(3)	Assuming the first $30 million portion of the line of credit is fully utilized
The second portion of the revolving credit facility is up to $20 million and may be used for acquisitions (Tranche D) once the first $30 million portion is fully utilized. The second portion also includes a $3 million line of credit (Tranche E) to be used for working capital purposes. The amount available for acquisitions under Tranche D is equal to $20 million less any outstanding amount borrowed under Tranche E. There was $8.4 million outstanding under Tranche D and $2.9 million outstanding under Tranche E as of September 27, 2008. Interest on amounts outstanding on Tranche D and Tranche E is paid monthly. The balance outstanding on Tranche E and $4.2 million of the balance outstanding on Tranche D are due on December 19, 2008. The remaining balance on Tranche D is due February 2013. Additional amounts under Tranche E will not be available beyond December 19, 2008.
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

Marketing arrangement
HearUSA receives monthly cooperative marketing payments from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens products in an amount equal to up to $200,000 plus 3.5% of the amount outstanding under Tranche D, until the $4.2 million due on December 19, 2008 is fully repaid at which time it will increase to 4.5%. These advertising reimbursements reimburse specific incremental, identifiable advertising costs and are recorded as offsets to advertising expense. At September 27, 2008 this amount was approximately $227,000 per month.
Investor and other rights arrangement
After December 30, 2009, Siemens has the right to convert the outstanding debt, but in no event more than approximately $21.2 million, into HearUSA common shares at a price of $3.30 per share, representing approximately 6.4 million shares of the Company’s outstanding common stock. These conversion rights are accelerated in the event of a change of control or default by HearUSA. The default and change of control conversion rights may entitle Siemens to a lower conversion price, but in all events Siemens will be limited to approximately 6.4 million shares of common stock. The parties have entered into an Investor Rights Agreement pursuant to which the Company granted Siemens resale registration rights for the common stock underlying the debt. On September 27, 2007 the required Form S-3 registration statement to register the shares for resale was declared effective.
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
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $9.7 million at September 27, 2008 and approximately $10.3 million at December 29, 2007 are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bear interest varying from 5% to 7%. The notes have been recorded at fair value at issuance using a discount rate of 10%.
Working Capital
The working capital deficit increased $10.2 million to $26.2 million at September 27, 2008 from $16.0 million at December 29, 2007. The increase in the deficit is attributable to cash used for investment and financing activities in excess of cash generated from operations.
Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits. In the first nine months of 2008, the Company generated income from operations of approximately $5.6 million (net of approximately $2.2 million of severance expense, non-cash employee stock-based compensation and amortization of intangible assets) compared to $5.0 million (net of approximately $1.3 million of severance expense, non-cash employee stock-based compensation and amortization of intangible assets) in the first nine months of 2007. Cash and cash equivalents as of September 27, 2008 were approximately $3.5 million.

Cash Flows
Net cash provided by operating activities in the first nine months of 2008 were approximately $7.3 million compared to approximately $765,000 in the first nine months of 2007. This improvement was mostly associated with the conversion of approximately $2.8 million of accounts payable to Tranche E of the Siemens Credit Facility and more efficient management of working capital and income generated from operations of approximately $5.6 million.
During the first nine months of 2008, cash of approximately $3.6 million was used to complete the acquisition of centers. It is expected that funds will continue to be used for acquisitions during the remainder of 2008 and the source of these funds is expected to primarily be from the Siemens acquisition line of credit. The increase of approximately $641,000 in the purchase of property and equipment is due in part to expenditures related to upgrades of centers or relocations in the first nine months 2008.
In the first nine months of 2008, funds of approximately $5.1 million were used to repay long-term debt and subordinated notes. Proceeds of $3.4 million were received from the Siemens Tranches B and C for acquisitions. The Company expects to continue to draw additional funds from the Siemens acquisition line of credit in order to pay the cash portion of its 2008 acquisitions.
The Company believes that current cash and cash equivalents, cash generated at current net revenue levels and acquisition financing provided by its strategic partner, Siemens, will be sufficient to support the Company’s operating and investing activities through the next twelve months.  The Company’s credit agreement with Siemens contemplates a $7.2 million payment to Siemens under Tranche D and E in December 2008.  The Company and its strategic partner are currently evaluating different alternatives to address this repayment.   Management believes the Company will address this through amendments to its agreements with Siemens or through other means.  The Company intends to fund part of its contractual commitments to AARP by charging fees to the suppliers and providers who participate in the program.  The Company also intends to collect royalties for units sold under the program.  The Company is actively negotiating with suppliers and providers who have expressed interest in the program and expects to reach agreement with them in the near future. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants,  that the Company and Siemens will reach agreement on amending their agreements, that the Company will reach agreement with a sufficient number of suppliers and participants and receive royalties under the AARP program, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient.  In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings.  There can be no assurance however, that such financing will be available to the Company on favorable terms or at all.  The Company also is continuing its aggressive cost controls.

Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 27, 2008.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1 and 3)	50,599	13,816	9,996	26,787	—

Interest to be paid on long-term debt (2 and 3)	12,926	3,731	5,880	3,315	—

Operating leases	19.334	6,487	8,807	2,916	1,124
Employment agreements	4,789	2,509	2,280	—	—
Purchase obligations (4)	3,992	596	2,489	907	—
Long-term contractual commitment to AARP (5)	22,800	7,600	15,200	—	—

Total contractual cash obligations	114,440	34,739	44,652	33,925	1,124

(1)	Approximately $29.0 million can be repaid through rebate credits from Siemens, including $2.4 million in less than 1 year and $4.8 million in years 1-3 and $21.8 million in years 4-5.

(2)
Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $2.6 million in less than 1 year and $4.6 million in years 1-3 and $2.7 in years 4-5. Interest repaid through preferred pricing reductions was $2.0 million in 2007. (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention Members and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $2.3 million in years 1-3 and $907,000 in years 4-5.

(5)
Payments on the long-term contractual commitment to AARP is based on cash payments and not the fair value of the discounted contractual commitment (See Note 3 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting “Principles. The Company does not expect this standard will have a material impact on its results of operations, financial position or results of operations.
In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion(Including Partial Cash Settlement)”, or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSPAPB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB14-1 on our financial position and results of operations.

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

	Fixed Rate	Variable Rate
	9.5%	5% to 13.9%
	Due February 2013	Other	Total
	$	$	$
	(000’s)	(000’s)	(000’s)
2008	(7,704)	(518)	(8,222)
2009	(2,385)	(11,921)	(14,306)
2010	(2,385)	(9,392)	(11,777)
2011	(2,385)	(7,160)	(9,545)
2012	(2,346)	(303)	(2,649)
2013	(23,016)	(12)	(23,028)

Total	(40,221)	(29,306)	(69,527)

Estimated fair value	(40,221)	(29,306)	(69,527)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 27, 2008. The Company’s chief executive officer and chief financial officer concluded that, as of September 27, 2008, the Company’s disclosure controls and procedures were effective.
Management has concluded that no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Securities Exchange Act) have occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1A. Risk Factors

We have updated our risk factors as stated below to address the effect of current economic conditions on our business.

Economic and other circumstances could materially adversely affect the Company as depressed consumer spending adversely affects Company sales.

The Company’s operations and performance depend significantly on economic conditions and their impact on levels of consumer spending, which have recently deteriorated in the United States and Canada, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, levels of employment, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products, financial condition and operating results.

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

10.1	Hearing Care Program Services Agreement by and among HearUSA, Inc., AARP, Inc. and AARP Services, Inc. dated August 8, 2008.

10.2	AARP License Agreement by and between HearUSA, Inc. and AARP, Inc. dated August 8, 2008.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HearUSA Inc. (Registrant)
November 10, 2008
/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer HearUSA, Inc.

/s/ Gino Chouinard
Gino Chouinard
President and Chief Financial Officer HearUSA, Inc.

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Hearing Care Program Services Agreement by and among HearUSA, Inc., AARP, Inc. and AARP Services, Inc. dated August 8, 2008.

10.2	AARP License Agreement by and between HearUSA, Inc. and AARP, Inc. dated August 8, 2008.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002