Form 10-K
period 2008-12-27
HEARUSA INC
filed 2009-03-27
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11655
HearUSA, Inc.
Exact Name of Registrant as Specified in Its Charter

Delaware	22-2748248

(State of Other Jurisdiction of	(I.R.S.Employer
Incorporation or Organization)	Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (561) 478-8770
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.10 per share	NYSE Amex
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the NYSE Amex, formerly known as the American Stock Exchange) was approximately $53,665,692.
On March 5, 2009, 44,836,964 shares of the registrant’s Common Stock including 503,061 of exchangeable shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement for the 2008 Annual Meeting of the registrant’s stockholders (“2009 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I
Item 1. Business
HearUSA, Inc. (“HearUSA” or the “Company”), was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC, a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.
At December 27, 2008, HearUSA had 202 company-owned hearing care centers in ten states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The center professionals and the network providers provide audiological testing, products and services for the hearing impaired.
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
Products
HearUSA’s centers provide a complete range of quality hearing aids, with emphasis on the latest digital technology along with assessment and evaluation of hearing. While the centers may order a hearing aid from any manufacturer, the majority of the hearing aids sold by the centers are manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiaries, Rexton and Electone. The Company has a supply agreement with Siemens for HearUSA centers. The Company has agreed to sell certain minimum percentages of the centers’ hearing aid requirements of Siemens products. The centers also sell hearing aids manufactured by other manufacturers including Phonak, Oticon, Starkey, Sonic Innovations and Unitron.
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
Acquisition Program
In 2008, the Company continued its strategic acquisition program in order to accelerate its growth. The program consists of acquiring hearing care centers located in the Company’s core and target markets. The Company often can benefit from the synergies of combined staffing and can use advertising more efficiently. The payment terms on a specific acquisition have typically been a combination of cash and notes. The source of funds for the cash portion of the acquisition price has been cash on hand or the Siemens acquisition credit line (see Note 6 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

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
Revenues
For the fiscal years 2008, 2007 and 2006, HearUSA net revenues were approximately $112.0 million, $102.8 million, and $88.8 million, respectively. During these years the Company did not have revenues from a single customer which totaled 10% or more of total net revenues. Financial information about revenues by geographic area is set out in Note 19 — Segments, Notes to Consolidated Financial Statements included herein.
Segments
The Company operates three business segments: the company-owned centers, the network of independent providers and an e-commerce business line. Financial information regarding these business segments is provided in Note 19 — Segments, Notes to Consolidated Financial Statements included herein.

Centers
At the end of 2008, the Company owned 202 centers in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Missouri, North Carolina, Pennsylvania, California (through HEARx West) and the Province of Ontario, Canada. These centers offer patients a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.
The centers owned through HEARx West are located in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2008, there were 28 full-time and 4 part-time HEARx West centers.
Under the terms of the joint venture agreement between the Company and Kaiser Permanente, HEARx West has the right of first refusal for any new centers in southern California; Atlanta, Georgia; Hawaii; Denver, Colorado; Portland, Oregon; Cleveland, Ohio; Washington, D.C. and Baltimore, Maryland. In addition, should HearUSA make a center acquisition in any of these markets, HEARx West has the right to purchase such center. Such a sale would be made at arm’s length, with HEARx West paying HearUSA the fair market value for any of the centers it acquires.
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
Utilization Review Accreditation Commission
HearUSA was originally accredited by the Joint Commission of the Accreditation of Healthcare Organizations (JCAHO). Recently, the JCAHO determined that it would not continue to accredit network (preferred provider organizations). Therefore, the Company took action to continue its pursuit of distinctive quality and underwent and secured its first three-year health network accreditation through Utilization Review Accreditation Commission (“URAC”), an independent nonprofit organization which is a recognized leader in promoting health care quality. URAC provides a symbol of excellence for organizations to validate their commitment to quality and accountability and ensures that all stakeholders are represented in establishing meaningful quality measures for the entire health care industry.

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
Reliance on Manufacturers
The Company’s supply agreement with Siemens requires that a significant portion of the company-owned centers’ sales will be of Siemens devices. Siemens has a well-diversified product line (including Electone) with a large budget devoted to research and development. However, there can be no guarantee that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected.
In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HearUSA has not experienced any significant disruptions in supply in the past.
Regulation
Federal
The practice of audiology and the dispensing of hearing aids are not presently regulated on the federal level in the United States, except to the extent that those services are governed by the Center for Medicare and Medicaid Services. The United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care industry. The FDA enforces regulations that deal specifically with the manufacture and sale of hearing aids. FDA requires that all dispensers meet certain conditions before selling a hearing aid relating to suitability of the patient for hearing aids and the advisability of medical evaluation prior to being fitted with a hearing aid. The FDA requires that first time hearing aid purchasers receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination. The FDA has mandated that states adopt a return policy for consumers offering them the right to return their products, generally within 30 days. HearUSA offers all its customers a full 30-day return period or the return period applicable to state guidelines and extends the return period to 60 days for patients who participate in the family hearing counseling program. FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids. Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.
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

The Federal Trade Commission (“FTC”) issued the amended Telemarketing Sales Rule on January 29, 2003. The amended rule gave effect to the Telemarketing and Consumer Fraud and Abuse Prevention Act. This legislation gave the FTC and state attorney generals law enforcement tools to combat telemarketing fraud, gave consumers added privacy protections and defenses against unscrupulous telemarketers, and was intended to help consumers tell the difference between fraudulent and legitimate telemarketing. One significant provision of the Telemarketing Sales Rule was inclusion of the prohibition on calling consumers who have put their telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or to the consumer. Other FTC guidelines pertinent to the Company involve professional business practices relating to issues such as transmitting the caller’s telephone number on caller ID, abandoning calls and speaking to consumers in a non-professional manner.
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
Employees
At December 27, 2008, HearUSA had 531 full-time employees and 76 part-time employees
Where to Find More Information
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
HearUSA has incurred net losses in each year since its organization. Our accumulated deficit at December 27, 2008 was approximately $116.4 million and at December 29, 2007 was approximately $113.0 million. We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:
•	Timing of product sales;
•	Level of consumer demand for our products;
•	Timing and success of new centers and acquired centers; and
•	Timing and amounts of payments by health insurance and managed care organizations.
There can be no assurance that HearUSA will achieve profitability in the near or long term or ever.
The current severe economic downturn is adversely affecting our sales.
Our business is affected by general economic conditions. As the downturn in the economy affects consumer spending, our sales are affected directly because many consumers forego attending to their hearing health care or select lower cost hearing aids in order to conserve cash. This adversely affects our unit sales. A sustained downturn in the economy in our local areas of operations, as well as on the state, national and international levels, will adversely affect the performance of our centers and our network providers.
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
HearUSA is not a hearing aid manufacturer. We rely on major manufacturers to supply our hearing aids and to supply hearing enhancement devices. A significant disruption in supply from any or all of these manufacturers could materially adversely affect our business. Our strategic and financial relationship with Siemens Hearing Instruments, Inc. requires us to purchase from Siemens a significant portion of our requirements of hearing aids at specified prices for a period of seven years (December 2008 to February 2015). Although Siemens is the world’s largest manufacturer of hearing devices, there can be no assurance that Siemens’ technology and product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, our business may be adversely affected.

We may not be able to access funds under our credit facility with Siemens if we cannot maintain compliance with the restrictive covenants contained therein and in our supply agreement with Siemens.
HearUSA and Siemens Hearing Instruments Inc. are parties to a credit agreement pursuant to which HearUSA has obtained a $50 million secured credit facility from Siemens. As of December 27, 2008, an aggregate of approximately $47 million in loans was outstanding under the credit facility. To continue to access the credit facility, we are required to comply with the terms of the amended credit facility, including compliance with restrictive covenants. There can be no assurance that we will be able to comply with these covenants in the future and, accordingly, may be unable to access the funds provided under the credit facility. If we are unable to comply with these covenants, we may be found in default by Siemens and all loans would be immediately due and payable under the credit agreement. In addition, we have entered into a supply agreement with Siemens, which imposes certain purchase requirements on us. If we fail to comply with the supply agreement, Siemens may declare us in default under the credit agreement and all loans would be immediately due and payable. This would have a material adverse effect on our ability to do business.
Current credit and financial market conditions could prevent or delay us from obtaining financing if our Siemens facility is unavailable to us, which would adversely affect our business, our operating results and financial condition.
Due to the recent severe tightening of credit markets and concerns regarding the availability of credit around the world, we may not be able to obtain necessary financing if the Siemens facility becomes unavailable to us because of a default by us under that facility or any other reason. Current market conditions could severely limit our ability to access capital. Because our stock is has a low trading volume, we may not be able to access the equity market or may be limited in the amount of equity financing. If we need to obtain equity or debt financing, we may not be able to do so on satisfactory terms. This could adversely affect our business, operating results and financial condition.
We rely on qualified audiologists, without whom our business may be adversely affected.
HearUSA currently employs approximately 245 licensed hearing professionals, of whom approximately 179 are audiologists and 66, are licensed hearing aid specialists. If we are not able to attract and retain qualified audiologists, we will be less able to compete with networks of hearing aid retailers or with the independent audiologists who also sell hearing aids and our business may be adversely affected. Many audiologists are obtaining doctorate degrees, and the increased educational time required at the doctoral level is further restricting the pool of audiologists available for employment.
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
HEARx West LLC, our joint venture with Kaiser Permanente, operates 32 full-service centers in California. Since their inception, HEARx West centers have derived approximately two-thirds of their revenues from sales to Kaiser Permanente members, including revenues through an agreement between the joint venture and Kaiser Permanente’s California division servicing its hearing benefited membership. If Kaiser Permanente does not perform its obligations under the agreement, or if the agreement is not renewed upon expiration, the loss of Kaiser patients in the HEARx West centers would adversely affect our business. In addition, HEARx West centers would be adversely affected by the loss of the ability to market to Kaiser members and promote the business within Kaiser’s medical centers, including the referral of potential customers by Kaiser.

We rely on the efforts and success of managed care companies that may not be achieved or sustained.
Many managed care organizations, including some of those with whom we have contracts, have experienced and are continuing to experience significant difficulties arising from the widespread growth and reach of available plans and benefits. If the managed care organizations are unable to attract and retain covered members in our geographic markets, we may be unable to sustain the operations of our centers in those geographic areas. In addition, managed care organizations are subject to changes in federal legislation affecting healthcare. Administration changes in 2009 may have an effect on the way these organizations deliver services to their members. If these changes result in contract cancellations with these organizations, there can be no assurance that we can maintain all of our centers. We will close centers where warranted and such closures could have a material adverse effect on us.
We may not be able to maintain accreditation, and our revenues may suffer.
HearUSA had a three-year accreditation from the Joint Committee on Accreditation of Healthcare Organizations (JCAHO) that ended in 2008. The Network PPO (preferred provider organization) accreditation by JCAHO is no longer available. Accordingly, the Company continued its distinctive quality assurance by undergoing health network accreditation through the Utilization Review Accreditation Commission (URAC). HearUSA is now accredited by URAC. There can be no assurance that URAC accreditation will provide the same quality assurance to the public as the JCAHO accreditation provided or that we can maintain our accreditation. If we are not able to maintain our accredited satus, our revenues may suffer.
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
HearUSA might fail to maintain a listing for its common stock on the NYSE Amex, making it more difficult for stockholders to dispose of or to obtain accurate quotations as to the value of their HearUSA stock.
HearUSA common stock is presently listed on the NYSE Amex. The NYSE Amex will consider delisting a company’s securities if, among other things,
•	the company fails to maintain stockholder’s equity of at least $2 million if the company has sustained losses from continuing operations or net losses in two of its three most recent fiscal years;
•	the company fails to maintain stockholder’s equity of $4 million if the company has sustained losses from continuing operations or net losses in three of its four most recent fiscal years;
•	the company fails to maintain stockholder’s equity of $6 million if the company has sustained losses from continuing operations or net losses in its five most recent fiscal years; or
•
the company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature.

HearUSA may not be able to maintain its listing on the NYSE Amex, and there may be no public market for the HearUSA common stock. In the event that HearUSA common stock is delisted from the NYSE Amex, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, you would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, your HearUSA common stock.
If “penny stock” regulations apply to HearUSA common stock, you may not be able to sell or dispose of your shares.
If HearUSA common stock is delisted from the NYSE Amex, the “penny stock” regulations of the Securities and Exchange Commission might apply to transactions in the common stock. A “penny stock” generally includes any over-the-counter equity security that has a market price of less than $5.00 per share. The Commission regulations require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prescribed by the Commission relating to the penny stock. A broker-dealer effecting transactions in penny stocks must make disclosures, including disclosure of commissions, and provide monthly statements to the customer with information on the limited market in penny stocks. These requirements may discourage broker-dealers from effecting transactions in penny stocks. If the penny stock regulations were to become applicable to transactions in shares of HearUSA common stock, they could adversely affect your ability to sell or otherwise dispose of your shares.
Exercise of outstanding HearUSA options and warrants could cause substantial dilution.
As of December 27, 2008, outstanding warrants and options of HearUSA included:
•	Warrants to purchase approximately 2.5 million shares of common stock and
•	Options to purchase approximately 5.4 million shares of common stock.
To the extent outstanding options or warrants are exercised or additional shares of capital stock are issued, stockholders will incur additional dilution.

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
HearUSA has entered into a rights agreement with The Bank of New York, as rights agent. HEARx Canada Inc. has adopted a similar rights plan relating to the exchangeable shares of HEARx Canada Inc. issued in connection with the acquisition of Helix. The rights agreements contain provisions that could delay or prevent a third party from acquiring HearUSA or replacing members of the HearUSA board of directors, even if the acquisition or the replacements would be beneficial to HearUSA stockholders. The rights agreements could also result in reducing the price that certain investors might be willing to pay for HearUSA capital stock.
Terms of our agreement with Siemens may discourage a third party from making a takeover offer which could be beneficial to HearUSA and its stockholders.
Pursuant to the terms of the Investor Rights Agreement with Siemens, the Company is obligated to provide Siemens with a right of first refusal in the event the Company proposes a transaction that would constitute a change of control with, or primarily involving, a person in the hearing aid industry. The existence of this right may discourage a third party in the hearing aid industry from making a takeover offer which could be beneficial to HearUSA and its stockholders.
Other Risks Relating to the Business of HearUSA
We may not be able to obtain additional capital on reasonable terms, or at all, to fund our operations.
If capital requirements vary from those currently planned or losses are greater than expected, HearUSA may require additional financing. If additional funds are raised through the issuance of convertible debt or equity securities, the percentage ownership of existing stockholders may be diluted, the securities issued may have rights and preferences senior to those of stockholders, and the terms of the securities may impose restrictions on operations. If adequate funds are not available on reasonable terms, or at all, we may be unable to take advantage of future opportunities to develop or enhance our business or respond to competitive pressures and possibly even to remain in business.
Acquisitions or investments could negatively affect our operations and financial results or dilute the ownership percentage of our stockholders.
We have implemented a strategic acquisition program. We may have to devote substantial time and resources in order to integrate completed acquisitions or complete potential acquisitions. We may not identify or complete acquisitions in a timely manner, on a cost-effective basis, or at all. Acquired operations may not be effectively integrated into our operations and may fail. In the event of any future acquisitions, HearUSA could:
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
Any of these risks could harm the business and operating results of HearUSA
If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.
When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 27, 2008, goodwill of $66 million represented 276.0% of the Company’s total stockholders’ equity. As of December 27, 2008, other intangible assets, including customer files, non-competes and trade names, of $15.6 million represented 65% of the Company’s total stockholders’ equity.
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives.
Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements. During the fourth quarter of 2008, there was a significant deterioration in the Company’s market capitalization which declined below the net book value. The decrease of the market capitalization below the net book value is a triggering event for an impairment test. Therefore the Company was required to perform the goodwill impairment test under SFAS 142 during the fourth quarter of 2008. Based upon this test, the Company concluded that the decline in market capitalization did not require the Company to recognize an impairment, See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Impairment of goodwill and other intangible assets” found elsewhere in this report. If the market capitalization remains below the net book value, or other negative business factors exist as outlined in SFAS 142, the Company may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the Company’s goodwill.
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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
HearUSA’s corporate offices, network management and national call center are located in West Palm Beach, Florida. The leases on these properties are for ten years and expire in 2018. As of December 27, 2008, the Company operated 43 centers in Florida, 14 in New Jersey, 29 in New York, 6 in Massachusetts, 8 in Ohio, 20 in Michigan, 7 in Missouri, 4 in Pennsylvania, 8 in North Carolina and 32 HEARx West centers in California. HearUSA also operates 31 centers in the Province of Ontario. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The Company believes these locations are suitable to serve its patients’ needs. The network is operated from the Company’s corporate office in West Palm Beach. The Company has no interest or involvement in the network providers’ properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.
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

EXECUTIVE OFFICERS OF THE COMPANY
The following sets forth certain information as of the date hereof with respect to the Company’s executive officers.

		First Served as Executive
Name and Position	Age	Officer

Stephen J. Hansbrough	62	1993
Chairman and Chief Executive Officer Director

Gino Chouinard	40	2002
President and Chief Operating Officer

Francisco Puñal	50	2008
Senior Vice President and Chief Financial Officer
Messrs. Hansbrough and Chouinard are serving pursuant to employment agreements with 3-year terms, expiring in 2011, which will be renewed for successive one-year terms unless a party provides notice of non-renewal.
Stephen J. Hansbrough, Chairman, Chief Executive Officer and Director, was formerly the Senior Vice President of Dart Drug Corporation and was instrumental in starting their affiliated group of companies (Crown Books and Trak Auto). Mr. Hansbrough subsequently became Chairman and CEO of Dart Drug Stores. After leaving Dart, Mr. Hansbrough was an independent consultant specializing in turnaround and start-up operations, primarily in the retail field, until he joined HearUSA in December 1993.
Gino Chouinard, President and Chief Operating Officer, was president and chief financial officer of the Company from August 2008 to February 2009. Prior to that, Mr. Chouinard served as the Company’s executive vice president and chief financial officer. Mr. Chouinard joined HearUSA in July 2002 with its acquisition of Helix. Mr. Chouinard served as Helix’s Chief Financial Officer from November 1999 until its acquisition by HearUSA. Mr. Chouinard is a Chartered Accountant who previously worked for Ernst & Young LLP, an international accounting firm, as Manager from 1996 until 1999 and as Senior Accountant from 1994 until 1996.
Francisco (Frank) Puñal, Senior Vice President and Chief Financial Officer, has been the Company’s senior vice president and chief accounting officer since April 2008. Prior to that, Mr. Puñal served as the chief financial officer International Bedding Group, Inc., a privately held company based in Pompano Beach, Florida, from June 2007 to April 2008. Before that position, Mr. Puñal served for over six years as vice president and controller of Jacuzzi Brands, Inc., a NYSE-listed company. Earlier in his career, Mr. Puñal was a senior audit manager for Ernst & Young LLP.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The common stock of the Company is traded on the NYSE Amex under the symbol “EAR” and the exchangeable shares of HEARx Canada Inc. are traded on the Toronto Stock Exchange under the symbol “HUX.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of March 5, 2009, the Company had 44,333,903 shares of common stock and 503,061 exchangeable shares outstanding. The closing price on March 5, 2009 was US$0.43 for the common stock and CDN$0.75 for the exchangeable shares. The following table sets forth the high and low sales prices for the common stock as reported by the NYSE Amex for the fiscal quarters indicated:

	Common Stock
Fiscal Quarter	High	Low

2008
First	$1.58	$1.04
Second	$1.82	$1.15
Third	$1.76	$1.21
Fourth	$1.32	$0.22

2007
First	$1.91	$1.00
Second	$1.95	$1.50
Third	$1.77	$1.28
Fourth	$1.70	$1.28
As of February 20, 2009, there were 1,134 holders of record of the common stock.
Dividend Policy
HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations. Payment of dividends is restricted under the terms of the Company’s credit agreement, as amended, with Siemens.

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
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year Ended
	December 27	December 29	December 30	December 31	December 25
Dollars in thousands	2008	2007	2006	2005	2004

Total net revenues	$111,988	$102,804	$88,786	$76,672	$68,749
Income from operations (1 and 2)	3,917	6,823	3,809	3,715	2,338
Non-operating income:
Gain from insurance settlement (3)	—	—	203	430	—
Gain on settlement of intangible asset (4)	981	—	—	—	—
Interest income	42	164	152	54	18
Interest expense (5)	(5,755)	(8,022)	(5,964)	(4,641)	(4,564)
Income tax expense	(1,126)	(769)	(741)	(1,759)	(690)
Minority interest	(1,260)	(1,478)	(633)	—	—
Loss before dividends on preferred stock	(3,201)	(3,282)	(3,174)	(2,264)	(3,449)
Net loss applicable to common stockholders	(3,340)	(3,419)	(3,312)	(2,965)	(4,157)
Loss per common share:
Basic and diluted, loss after dividends on preferred stock	(0.09)	(0.09)	(0.10)	(0.09)	(0.12)
Basic and diluted net loss applicable to common stockholders	(0.09)	(0.09)	(0.10)	(0.09)	(0.14)

(1)
Income from operations in 2008, 2007 and 2006 includes approximately $849,000, $606,000 and $976,000, respectively of non-cash employee stock-based compensation expense, which did not exist in prior years.

(2)	Income from operations includes approximately $1,450,000, $896,000, $815,000, $618,000 and $478,000, in 2008, 2007, 2006, 2005 and 2004, respectively, of intangible assets amortization.

(3)
The gain from insurance settlement is from insurance proceeds and final payment resulting from 2005 and 2004 hurricane damages and business interruption claims sustained in Florida hearing care centers.

(4)
The gain on settlement of intangible asset is the result of the December 22, 2008 Amendment to the license agreement with AARP, which eliminated the fixed $7.6 million annual license payment. The Company is currently in negotiations with AARP for restructuring the royalty compensation provision.

(5)
Interest expense includes approximately $763,000 of non-cash interest expense on a long-term contractual commitment in 2008, $421,000 and $117,000 of non-cash interest expense on discounted notes payable in 2008 and 2007, $192,000, $3.5 million, $2.7 million, $2.5 million and $2.1 million in 2008, 2007, 2006, 2005 and 2004, respectively, of non-cash debt discount amortization (including $1.4 million in 2007 due to the reduction in the price of warrants related to the 2003 Convertible Subordinated Notes) and approximately $319,000 and $513,000 in 2006 and 2005, respectively, of non-cash decreases in interest expense related to a decrease in the fair market value of the warrant liability.

BALANCE SHEET DATA:

	As of
	December 27	December 29	December 30	December 31	December 25
Dollars in thousands	2008	2007	2006	2005	2004

Total assets	$100,601	$100,542	$83,276	$71,044	$61,774

Working capital deficit (1)	(7,247)	(16,012)	(14,896)	(3,549)	(4,898)
Long-term debt:
Long-term debt, net of current maturities	49,099	36,499	28,599	19,970	17,296
Convertible subordinated notes and subordinated notes, net of debt discount of $278,000, $2,078,000 and $5,444,000 in 2006, 2005 and 2004, respectively	—	—	3,762	6,222	2,056
Mandatorily redeemable convertible preferred stock	—	—	—	—	4,710

(1)
Includes approximately $2.7 million, $2.6 million, $3.5 million, $2.2 million and $2.9 million in 2008, 2007, 2006, 2005 and 2004, respectively, representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits and approximately $2.5 million and $652,000, net of debt discount, in 2006 and 2005 respectively, related to the $7.5 million convertible subordinated notes that could be repaid by either cash or stock, at the option of the Company.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
GENERAL
In 2008, the Company continued to focus on its acquisition program and closed on thirteen transactions representing twenty centers with annual estimated revenues of approximately $7.1 million. Since the beginning of the acquisition program in 2005, the Company has acquired a total of 80 centers, representing $39.0 million of annual estimated revenues. Revenues resulting from the centers acquired in 2007 (for those that were not owned for the entire year in 2007) and from centers acquired in 2008, combined, were approximately $9.8 million. From centers acquired in 2008, only approximately $4.7 million of revenues were recorded in 2008 due to the timing of the acquisition closings throughout the year. As a result of the acquisition program, the average number of centers increased from 173 in 2007 to 195 in 2008. The number of centers at the end of 2008 was 202.
In December 2008, we amended our agreements with Siemens to restructure the credit agreement, extend the credit and supply agreement by two years and eliminate the conversion provision of the credit agreement, among other things. In the amendments, the required $4.2 million prepayment of Tranche D and the $3.0 million Tranche E loan repayment was transferred to Tranche C. The outstanding amounts of Tranche D and Tranche E at December 23, 2008 were transferred to Tranche C. In addition, approximately $6.2 million in outstanding trade payables were converted into long-term indebtedness under Tranche C and $3.8 million in outstanding trade payables were converted into 6.4 million shares of the Company’s Common Stock.
In December 2008, we amended our license agreement with AARP, Inc. to eliminate the $7.6 million annual licensing payment provision of the agreement. We have agreed to negotiate in good faith a revised royalty compensation structure. If we are unable to reach agreement, AARP may terminate the agreement and engage another entity to provide the program to its members.
RESULTS OF OPERATIONS
2008 compared to 2007 (in thousands of dollars)
Revenues

Revenues	2008	2007	Change	% Change
Hearing aids and other products	$104,392	$95,936	$8,456	8.8%
Services	7,596	6,868	728	10.6%

Total net revenues	$111,988	$102,804	$9,184	8.9%

	2008	2007	Change	% Change (3)
Revenues from centers acquired in 2007 (1)	$5,127	$—	$5,127	5.0%

Revenues from centers acquired in 2008	4,670	—	4,670	4.5%

Revenues from acquired centers	9,797	—	9,797	9.5%

Revenues from comparable centers (2)	102,191	102,804	(613)	(0.6)%

Total net revenues	$111,988	$102,804	$9,184	8.9%

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

The $9.2 million or 8.9% increase in net revenue over 2007 is principally a result of revenues from acquired centers of approximately $9.8 million. Organic revenue increased during the first half but declined in the later part 2008 as a result of worsening economic conditions. The average selling price of units sold in 2008 increased by 2.6% primarily due to a different mix of products resulting from patients selecting higher technology hearing aids.
The number of hearing aids sold in 2008 increased 6.3% over 2007 primarily as a result of acquired centers.
Cost of Products Sold and Services

Cost of products sold and services	2008	2007	Change	%
Hearing aids and other products	$30,171	$26,017	$4,154	16.0%
Services	2,311	2,088	223	10.7%

Total cost of products sold and services	$32,482	$28,105	$4,377	15.60%

Percent of total net revenues	29.0%	27.3%	1.7%	6.2%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Rebate credits included above	2008	2007	Change	%
Base required payments on Tranche C forgiven	$3,099	$3,945	$(846)	(21.4)%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	684	546	138	25.3%
Interest expense on Tranches B and C forgiven	2,832	2,696	136	5.0%

Total rebate credits	$6,615	$7,187	$(572)	(8.0)%

Percent of total net revenues	5.9%	7.0%	(1.1)%	(15.7)%

Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.9% in 2008 and 34.3% 2007.
Expenses

Operating expenses	2008	2007	Change	%
Center operating expenses	$57,450	$50,401	$7,049	14.0%

Percent of total net revenues	51.3%	49.0%	2.3%	4.7%

General and administrative expenses	$15,176	$15,227	$(51)	(0.3)%

Percent of total net revenues	13.6%	14.8%	(1.2)%	(8.1)%

Depreciation and amortization	$2,963	$2,248	$715	31.8%

Percent of total net revenues	2.6%	2.2%	0.4%	18.2%

The increase in center operating expenses in 2008 is mainly attributable to additional expenses of approximately $5.2 million related to acquired centers owned less than twelve months. The remaining increase of approximately $1.8 million is attributable to expenses of $407,000 in the implementation of the AARP program, $339,000 related to incentive compensation, $282,000 related to increased regional management expenses, increases in gross marketing costs of approximately $689,000 and $235,000 of severance costs. These were partially offset by increases in advertising reimbursements from Siemens of approximately $688,000. Center operating expenses as a percent of total net revenues increased from 49.0% in 2007 to 51.3% in 2008 principally as a result of the decrease in organic sales, higher operating expenses as a percentage of revenue of acquired centers, AARP program implementation costs and costs associated with the expiring Don Shula marketing campaign of approximately $565,000. The operating expenses of the acquired centers were 53.2% of the related net revenues during 2008.
General and administrative expenses decreased by approximately $51,000 in 2008 as compared to 2007. The decrease in general and administrative expenses is attributable to decreases in professional fees of approximately $132,000 and the benefit of vendor rebates of $200,000 recorded in reduction of communication expense. These were partially offset by increases in employee and director stock-based compensation expense of approximately $255,000. Included in general and administrative expense in 2008 and 2007 are $811,000 and $518,000, respectively, of severance costs.

Depreciation was $1.5 million in 2008 and $1.4 million in 2007. Amortization expense was $1.5 million in the 2008 and $896,000 in 2007. The increase in amortization expense is primarily the result of amortization of the AARP license agreement of approximately $391,000.
Interest Expense

Interest expense	2008	2007	Change	%
Notes payable from business acquisitions and others (1)	$978	$642	$336	52.3%
Long-term contractual commitment to AARP (2)	763	—	763	100.0%
Siemens Tranches B and C (3)	2,832	2,696	136	5.0%
Siemens Tranche D and E	935	691	244	35.3%
2003 Convertible Subordinated Notes (4)	—	3,168	(3,168)	(100.0)%
2005 Subordinated Notes (5)	247	825	(578)	(70.1)%

Total interest expense	$5,755	$8,022	$(2,267)	(28.3)%

	2008	2007	Change	%
Total cash interest expense (6)	$1,617	$1,703	$(86)	(5.0)%
Total non-cash interest expense (7)	4,138	6,319	(2,181)	(34.5)%

Total interest expense	$5,755	$8,022	$(2,267)	(28.3)%

(1)
Includes $421,000 and $117,000 in 2008 and 2007, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
Includes $763,000 of non-cash interest expense related to recording of long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(3)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(4)	Includes $3.0 million in 2007 of non-cash debt discount amortization (see Note 7 — Convertible Subordinated Notes, Notes to Consolidated Financial Statements included herein).

(5)
Includes $192,000 and $496,000 in 2008 and 2007, respectively, of non-cash debt discount amortization (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).

(6)
Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others, the cash interest paid on the Siemens on Tranches D and E loans, Subordinated notes and the cash portion paid on the Convertible Subordinated in 2007.

(7)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, long-term contractual commitment to AARP at its present value, Siemens Tranches B and C loans, the non-cash interest imputed to the 2005 Subordinated Notes and the 2003 Convertible Subordinated Notes in 2007 related to the debt discount amortization.

The decrease in interest expense in 2008 is attributable to conversion in common shares of the convertible subordinated notes in April of 2007 and the repayment of the 2005 subordinated notes in August of 2008.
Gain on Restructuring of Contract
On August 8, 2008, HearUSA, Inc. (the “Company”) entered into a Hearing Care Program Services Agreement with American Association of Retired Persons (“AARP”), Inc. and AARP Services, Inc. (the “Services Agreement”), and an AARP License Agreement with AARP, Inc. (the “License Agreement”), pursuant to which the Company will provide an AARP-branded discount hearing care program to AARP members.
Under the Services Agreement, the Company has agreed to provide to AARP members discounts on hearing aids and related services, through the Company’s company-owned centers and independent network of hearing care providers. The Company will allocate $4.4 million annually to promote the AARP program to AARP members and the general public, and will contribute 9.25% of that amount to AARP’s marketing cooperative. The Company will also contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and the general public. The Company has also committed, in cooperation with AARP, to donate a number of hearing aids annually to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss. The Company was to begin the program with AARP December 1, 2008. The Services Agreement has an initial term of three years ending in December 1, 2011. At the end of the initial three year term, the Company has an option to extend the term of the Services Agreement for an additional two year period.

Pursuant to the License Agreement, AARP granted the Company a limited license to use the AARP name and related trade and service marks in connection with the operation and administration of the AARP program, including the advertising and promotion of the program. The Company originally agreed to pay AARP a fixed annual royalty of $7.6 million for each year of the initial three year term of the AARP license. This provision was eliminated in the December 2008 amendment.
In accordance with SFAS 142 “Goodwill and Other Intangibles”, the intangible was recorded at approximately $19.3 million based on the fair value of the payments on the date of issuance using an imputed interest rate of 10%.
In 2008, the Company recorded non-cash interest expense of approximately $763,000 and amortization expense of approximately $391,000 related to the long-term contractual commitment to AARP and corresponding intangible asset.
On December 22, 2008, AARP and the Company amended the License Agreement to restructure the payment terms of the agreement and eliminated the required annual royalty payment. The Company is no longer contractually committed to pay the $7.6 million annual royalty payment. Accordingly the Company wrote off the remaining contractual liability of approximately $20.0 million and the balance of intangible asset of approximately $19.1 million and recorded a corresponding gain on the restructuring of the AARP agreement of approximately $981,000. The Company is currently in negotiations with AARP for restructuring the royalty compensation provision.
Income Taxes
The Company has net operating loss carryforwards of approximately $59.1 million for U.S. income tax purposes. In addition, the Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability on the Company’s balance sheet and were approximately $881,000 at December 27, 2008 and $777,000 at December 29, 2007.
During 2008, the Company recorded a deferred tax expense of approximately $1.1 million compared to approximately $769,000 in 2007 related to estimated taxable income generated by the Canadian operations and the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense related to the Canadian operations of approximately $220,000 is due to the estimated utilization of deferred tax benefit previously recorded. The additional deferred income tax expense of approximately $831,000 in 2008 and $595,000 in 2007 was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the future timing of the reversal of the liability is unknown. Deferred income tax expense will continue to be recorded for these two items as long as the Canadian operations generate taxable income and/or tax deductible goodwill exist for US tax purposes. Tax deductible goodwill with a balance of approximately $33.2 million at December 27, 2008, is expected to increase as we continue to purchase the assets of businesses.
Minority Interest
The Company’s fifty percent owned joint venture; HEARx West generated net income of approximately $2.5 million and $3.0 million during 2008 and 2007, respectively. The Company records 50% of the venture’s net income as minority interest in the income of a joint venture in the Company’s consolidated statements of operations. The minority interest for 2008 and 2007 was approximately $1.3 million and $1.5 million, respectively.

2007 compared to 2006 (in thousands of dollars)
Revenues

Revenues	2007	2006	Change	% Change
Hearing aids and other products	$95,936	$82,820	$13,116	15.8%
Services	6,868	5,966	902	15.1%

Total net revenues	$102,804	$88,786	$14,018	15.8%

	2007	2006	Change	% Change (3)
Revenues from centers acquired in 2006 (1)	$8,193	$	$8,193	9.2%

Revenues from centers acquired in 2007	4,600	—	4,600	5.2%

Total Revenues from acquired centers	12,793	—	12,793	14.4%

Revenues from comparable centers (2)	90,011	88,786	1,225	1.4%

Total net revenues	$102,804	$88,786	$14,018	15.8%

(1)
Represents that portion of revenue from the 2006 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2006 due to the timing of their acquisition.

(2)	Includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.

(3)	The revenues from acquired centers percentage changes are calculated by dividing them by the total 2006 net revenues.
The $14.0 million or 15.8% increase in net revenues over 2006 is principally a result of revenues from acquired centers which generated approximately $12.8 million or 14.4% over 2006 revenues and a slight increase in revenues from comparable centers of approximately 1.4% above the 2006 total net revenue level. The comparable centers total net revenues also include a favorable impact of $736,000 related to fluctuations in the Canadian exchange rate from 2006 to 2007.
The number of hearing aids sold over 2006 increased by 4.9% and was primarily the result of an increase of 7.9% from acquired centers which was offset by a decrease in the number of hearing aids sold in comparable centers. The impact of the decrease in the number of hearing aids sold from comparable centers was offset by an increase in the average unit selling price of 9.8% over 2006 the average unit selling price. The increase in average unit selling price is primarily due to a different mix of products resulting from patients selecting higher technology hearing aids. The decrease in the number of units sold is in part attributable to lower volume of Florida Medicaid business. Service revenues increased approximately $902,000, or 15.1%, over 2006 consistent with the increase in hearing aid revenues.
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

The cost of products sold as reflected above includes the effect of the rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above costs of products sold for hearing aids (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Rebate Credits included above	2007	2006	Change	%
Base required payments on Tranches C forgiven	$3,945	$2,922	$1,023	35.0%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	546	190	356	187.4%
Interest expense on Tranches B and C forgiven	2,696	626	2,070	330.7%

Total rebate credits	$7,187	$3,738	$3,449	92.3%

Percent of total net revenues	7.0%	4.2%	2.8%	66.7%

The decrease of total cost of products sold and services as a percentage of total net revenue, is due to the additional Siemens rebate credits provided for in the new agreements signed in December 2006. Cost of products sold as a percent of total revenues before the impact of the Siemens rebate credits were 34.3% in both 2007 and 2006.

The base required payment on Siemens Tranche C subject to the rebate credits was reduced from $730,000 to $500,000 per quarter beginning in the fourth quarter of 2007 (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).
Expenses

Operating expenses	2007	2006	Change	%
Center operating expenses	$50,401	$42,281	$8,120	19.2%

Percent of total net revenues	49.0%	47.6%	1.4%	2.9%

General and administrative expenses	$15,227	$14,005	$1,222	8.7%

Percent of total net revenues	14.8%	15.8%	(1.0)%	(6.3)%

Depreciation and amortization	$2,248	$1,988	$260	13.1%

Percent of total net revenues	2.2%	2.2%	0.0%	0.0%

The increase in center operating expenses in 2007 is mainly attributable to additional expenses of approximately $5.3 million related to the centers acquired and owned for less than twelve months during the year. The remaining increase relates to an increase in incentive compensation of approximately $277,000 associated with additional net revenues, an investment in marketing expense related to the television campaign launched in the second quarter of 2007 of approximately $700,000 and other normal annual increases. As a percent of total net revenues, however, they increased from 47.6% in 2006 to 49.0% in 2007. This increase is mostly attributable to the investment in marketing discussed above and to the fact that the increase in comparable centers revenues from one year to another of 1.5% was lower than the normal annual percentage increase in center operating expenses. Center operating expenses related to acquired centers of 42% of related total net revenues, were in line with management expectations.
General and administrative expenses increased by approximately $1.2 million in 2007 as compared to the same period of 2006. The increase in general and administrative expenses is primarily attributable to charges due to employee severances in the amount of $518,000 and the cost of professional services related to restatement of prior year financial statements of approximately $200,000, and due to increases in business interruption and directors’ and officers’ insurance premium of approximately $283,000 as well as to normal annual increases of the general and administrative expenses. These increases were partially offset by a decrease in the non-cash stock-based compensation expenses of approximately $370,000.
Depreciation and amortization expense increased by approximately $260,000 in 2007 compared to the same period in 2006. Depreciation was $1.3 million in the 2007 and $1.2 million in 2006. Amortization expense was $896,000 in 2007 and $815,000 in 2006. Most of the amortization expense comes from the amortization of intangible assets related to the acquisitions made by the Company.

Interest Expense

Interest expense	2007	2006	Change	%
Notes payable from business acquisitions and others (1)	$642	$264	$371	140.5%
Siemens Tranche C2 — Interest paid with monthly payments (2)	—	345	(345)	(100.0)%
Siemens Tranches C1 and C3 — accrued interest added to loan balance (2)	—	1,130	(1,130)	(100.0)%
Siemens Tranches A, B and C — interest forgiven (3)	2,696	626	2,077	331.8%
Siemens Tranche D	691	—	691	—
2003 Convertible Subordinated Notes (4)	3,168	2,556	612	23.9%
2005 Subordinated Notes (5)	825	1,361	(536)	(39.4)%
Warrant liability change in value (6)		(319)	319	(100.0)%

Total interest expense	$8,022	$5,963	$2,059	34.5%

	2007	2006	Change	%
Total cash interest expense (7)	$1,703	$2,962	$(1,266)	(42.7)%
Total non-cash interest expense (8)	6,319	3,001	3,325	110.8%

Total interest expense	$8,022	$5,963	$2,059	34.5%

(1)
Includes $117,000 of non-cash interest expense related to the recording of notes at their present value by discounting future payments at an imputed rate of interest (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
The loan balances related to this interest expense were transferred to the new self-liquidating loan with Siemens under the new December 30, 2006 agreement (Tranches B and C) and will be forgiven going forward so long as minimum purchase requirements are met (see Note 6 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

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

LIQUIDITY AND CAPITAL RESOURCES
Siemens Transaction
On December 23, 2008, the Company entered into a Third Amendment to Credit Agreement (Credit Agreement Amendment), Second Amendment to Supply Agreement (Supply Agreement Amendment), Amendment No. 2 to Amended and Restated Security Agreement, a Second Amendment to Investor Rights Agreement (“Investor Rights Amendment”) (collectively the “Amendments”) and a Purchase Agreement with Siemens Hearing Instruments, Inc. (Siemens). The Company and Siemens are parties to a Second Amended and Restated Credit Agreement dated December 30, 2006, as amended by a First Amendment to Credit Agreement dated as of June 27, 2007 and a Second Amendment to Credit Agreement and First Amendment to Investor Rights Agreement and Supply Agreement dated September 28, 2007 (the “2007 Amendments”) (as amended, the “Credit Agreement”), an Amended and Restated Supply Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Supply Agreement”) and an Investor Rights Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Investor Rights Agreement’).
Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility. The Company purchases most of the Company’s requirements for hearing aids from Siemens. The December 2006 agreements represented amendments to agreements that had been in place between the parties since 2001. In 2006 when the Credit Agreement was amended, the Company granted to Siemens the right to convert a portion of the debt into common stock at certain times and upon certain conditions. Pursuant to the Supply Agreement, the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If the minimum purchase requirement of the Supply Agreement is met, the Company earns rebates which are then applied to certain payments due under the Credit Agreement to liquidate those payments. The Investor Rights Agreement provided Siemens with certain rights, including the right to have the shares of common stock underlying the debt be registered for resale and a right of first refusal on equity securities sold by the Company. In 2007 when the 2007 Amendments were made, Siemens agreed to provide the Company with an additional $3 million revolving line of credit for working capital purposes in the form of Tranche E which would be due on December 29, 2008. In addition, in the 2007 amendments Siemens agreed that the $4.2 million principal of Tranche D in the Credit Agreement would be due on December 19, 2008.
In the Amendments and the Purchase Agreement the parties agreed to the following:
•
The previous amendment of the Credit Agreement called for cash payments of $7.2 million in December 2008 on Tranches D and E and quarterly principal payments of $500,000 on Tranche C. The Amendment transferred the amounts due under Tranches D and E to Tranche C. Providing the Company meets the purchase requirements in the Supply Agreement, all repayments on both Tranches can now be self-liquidating.

•	The balances of Tranche D and E were transferred to Tranche C. Going forward the credit agreement will have only Tranches B and C.
•
Approximately $3.8 million of outstanding debt under the supply agreement was converted into 6.4 million shares of the Company’s Common Stock at a conversion price of $0.60 per share. The conversion provisions of the credit agreement were eliminated from the Credit Agreement.

•	An additional $6.2 million of debt under the supply agreement was converted into long-term indebtedness under Tranche C.
•	The maturity date of the credit and supply agreement was extended an additional two years, to February, 2015.
•
Siemens was granted a right of first refusal for all new issuances of equity (except issuances pursuant to employee compensation plans and pursuant to warrants outstanding on the date of the amendments) for a period of 18 months and thereafter a more limited right of first refusal and preemptive rights for the life of the investor rights agreement.

•	The Company will invite a representative of Siemens to attend meetings of the Board in a nonvoting observer capacity.

Financing and rebate arrangement
The revolving credit facility is a line of credit of $50 million that bears interest of 9.5% and is secured by substantially all of the Company’s assets. Approximately $46.5 million was outstanding at December 27, 2008. Approximately, $5.6 million has been borrowed under Tranche B for acquisitions and $40.9 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly through rebates at a rate of $65 per Siemens’ units sold by the acquisition plus interest. Amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. The required payments are subject to the rebate credits described below.
The credit facility also requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2008, 2007 or 2006.
Rebate credits on product sales
The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units sold in the US are Siemens products. Amounts rebated are accounted for as a reduction of cost of products sold. If the Company does not maintain the 90% sales requirement, those amounts are not rebated and must be paid quarterly. The 90% requirement is computed on a cumulative twelve month calculation. The Company has always met the 90% requirement since entering into this arrangement in December 2001 and has received approximately $32.2 million in rebates since that time.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal and interest due on Tranches B and C and are recorded as a reduction in products sold. Volume rebates of $1.1 million, $1.3 million and $1.3 million were recorded in 2008, 2007 and 2006, respectively.
The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of
	Units Sold are from Siemens (1)
	Quarterly Siemens’ Unit Sales Compared to Prior Years’ Comparable Quarter
	90% but < 95%	95% to 100%	> 100% < 125%	125% and >

Tranche B Rebate	$65/ unit	$65/ unit	$65/ unit	$65/ unit

	Plus	Plus	Plus	Plus
Tranche C Rebate	$500,000	$500,000	$500,000	$500,000

Additional Volume Rebate	—	156,250	312,500	468,750

Interest Forgiveness Rebate (2)	$712,500	$712,500	$712,500	712,500

	$1,212,500	$1,368,750	$1,525,000	$1,681,250

(1)	Calculated using trailing twelve month units sold by the Company

(2)	Assuming the first $30 million portion of the line of credit is fully utilized
Marketing arrangement
HearUSA receives monthly cooperative marketing payments from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products in an amount equal to up to $200,000. Prior to the December 23, 2008 amendment of the credit facility, the Company also received monthly cooperative marketing payments equal to 3.5% of the amount outstanding under Tranche D.

Conversion of debt for equity
Prior to the December 23, 2008 amendment to the credit agreement, the Company was required to make a payment on December 23, 2008 of $4.2 million on Tranche D and $3 million on Tranche E by December 23, 2008 or be declared in default of the agreement. In addition, the Company was required to pay all trade payables within 90 days of the invoice date or be in default of the credit agreement. If there was an event of default, Siemens had the right to convert debt for 6.4 million shares of the Company’s common stock at current market price. Rather than paying the $7.2 million on the two Tranches and the trade payables over 90 days, Siemens agreed to convert into the 6.4 million shares at the default terms and allow conversion of the balance of the amounts currently payable into the line of credit. These terms under which Siemens converted the debt into common stock at the current market price were the terms of the original contract for an event of default.
When the Company evaluated the original contract for a beneficial conversion feature, the Company determined that assuming there were no changes to the current circumstances except for the passage of time, the most favorable conversion price would occur if the Company did not repay the $4.2 million due under the Tranche D. That calculation did not result in a beneficial conversion feature. Since the conversion occurred under the terms that were originally agreed to for the conversion, there is no additional charge.
Investor and other rights arrangement
Pursuant to the amended Investor Rights Agreement, the Company granted Siemens resale registration rights for the common stock acquired under the Purchase Agreement. On February 13, 2009 the Company filed the required Form S-3 registration statement to register the 6.4 million shares for resale. The Company is not liable for liquidated damages or penalties.
In addition, for a period of 18 months following the December 23, 2008 amendment, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to issue equity or if there is a change of control transaction involving a person in the hearing aid industry. Thereafter, Siemens will have a more limited right of first refusal and preemptive rights for the life of the agreement.
The Siemens’ credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.
Working Capital
During 2008, the working capital deficit decreased $8.8 million to $7.2 million at December 27, 2008 from $16.0 million at December 29, 2007. The decrease in the deficit is mostly attributable to a decrease in trade payables and current maturities of long-term debt which arose from the conversion of approximately $6.2 million in trade payables to long-term indebtedness under Siemens’ Tranche C, conversion of approximately $3.8 million in trade payables to 6.4 million shares of the Company’s Common Stock and the elimination of the current maturities of subordinated notes of approximately $1.5 million following the repayment of these notes in August 2008 (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).
The working capital deficit of $7.2 million includes approximately $2.7 million representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In 2008, the Company generated income from operations of approximately $3.9 million (reduced by among other things approximately $849,000 of non-cash employee stock-based compensation expense and approximately $1.4 million of amortization expense of intangible assets) compared to $6.8 million (reduced by approximately $606,000 of non-cash employee stock-based compensation expense and approximately $896,000 of amortization expense of intangible assets) in 2007. Cash and cash equivalents as of December 27, 2008 were approximately $3.6 million.
Cash Flows
Net cash provided by operating activities in 2008 was approximately $8.7 million compared to approximately $2.1 million in 2007. This improvement was mostly associated with an increase in accounts payable of $5.4 million and income generated from operations of approximately $3.9 million.
During 2008, cash of approximately $4.2 million was used to complete the acquisition of centers, a decrease of approximately $2.8 million and $5.4 million over the $7.0 million and $9.6 million used in 2007 and 2006, respectively, as there were fewer acquisitions in 2008. It is expected that funds will continue to be used for Tranche B and the source of these funds is expected to primarily be from the Siemens’ acquisition line of credit. In accordance with the amended agreements prior to releasing these funds the Company must be cash flow positive prior to the acquisition. The increase of approximately $765,000 in the purchase of property and equipment is due in part to expenditures related to upgrades of centers or relocations in 2008.

In 2008, funds of approximately $6.0 million were used to repay long-term debt and subordinated notes. Proceeds of $4.3 million were received from the Siemens’ Tranches B and C for acquisitions. The Company expects to continue to draw additional funds from the Siemens’ Tranche B in order to pay the cash portion of its 2009 acquisitions. In accordance with the amended agreements prior to releasing these funds the Company must be cash flow positive prior to the acquisition.
The Company believes that current cash and cash equivalents, cash generated at current net revenue levels and acquisition financing provided by its strategic partner, Siemens, will be sufficient to support the Company’s operating and investing activities through 2009. However, there can be no assurance that the Company can maintain compliance with the Siemens’ loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company is also continuing its aggressive cost controls and sales and gross margin improvements.
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 27, 2008.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1 and 3)	56,583	7,011	10,483	5,499	33,590

Subtotal of obligations recorded on balance sheet	56,583	7,011	10,483	5,499	33,590
Interest to be paid on long-term debt (2 and 3)	23,310	4,773	8,185	6,869	3,483
Operating leases	19,036	6,450	8,718	2,877	991
Employment agreements	4,881	2,484	2,288	109	—
Purchase obligations (4)	3,961	2,514	1,447	—	—

Total contractual cash obligations	107,771	23,232	31,121	15,354	38,064

(1)
Approximately $46.7 million can be repaid through rebate credits from Siemens, including $2.7 million in less than 1 year and $5.3 million in years 1-3, $5.1 million in years 4-5 and $33.6 million in more than 5 years.

(2)
Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $4.3 million in less than 1 year and $7.8 million in years 1-3, $6.9 in years 4-5 and $3.5 million in more than 5 years. Interest repaid through preferred pricing reductions was $2.8 million in 2008. (See Note 6 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 6 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $1.8 million in less than 1 year and $907,000 in years 1-3.

CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:
Business acquisitions and goodwill

We account for business acquisitions using the purchase method of accounting. As of January 1, 2009 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 31, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere in this annual report. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. Indicators at the Company include, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment losses. The Company performs its annual analysis on the first day of its fourth quarter.
A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows.
If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is the fair value of the reporting unit allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

The market capitalization of the Company’s stock temporarily declined to approximately $17.3 million on December 11, 2008, which was substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price at December 11, 2008).  We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures are in place given the global financial and economic crisis.

At December 27, 2008 the Company’s market capitalization of $26.2 million exceeded the book value of its three reporting units. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our market capitalization again decline below our book value or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in a goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.

Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $31,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. The Company expects SFAS 160 to impact the accounting for HEARx West’s minority interest.
In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company’s acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. The Company does not expect this standard will have a significant impact on its financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (I) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard will have a significant impact on its disclosures.
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

	Fixed Rate	Variable Rate
	9.5%	5% to 13.9%
	Due February 2015	Other	Total
	$	$	$
	(000’s)	(000’s)	(000’s)
2009	(2,683)	(4,232)	(6,915)
2010	(2,676)	(2,839)	(5,515)
2011	(2,653)	(1,846)	(4,499)
2012	(2,579)	(393)	(2,972)
2013	(2,480)	(43)	(2,523)
Thereafter	(33,590)	—	(33,590)

Total	(46,661)	(9,353)	(56,014)

Estimated fair value	(46,661)	(9,353)	(56,014)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors
HearUSA, Inc.
West Palm Beach, Florida
We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 27, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Registration Rights Agreements when it adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, on December 31, 2006.
In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of HearUSA, Inc. at December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
BDO Seidman, LLP
Certified Public Accountants
West Palm Beach, Florida
March 27, 2009

HearUSA, Inc.
Consolidated Balance Sheets

	December 27,	December 29,
	2008	2007
	(Dollars in thousands)
ASSETS

Current assets
Cash and cash equivalents	$3,553	$3,369
Accounts and notes receivable, less allowance for doubtful accounts of $506,000 and $498,000	7,371	8,825
Inventories	1,682	2,441
Prepaid expenses and other	502	1,283
Deferred tax asset	—	62

Total current assets	13,108	15,980
Property and equipment, net (Notes 3 and 4)	4,876	4,356
Goodwill (Notes 3 and 5)	65,953	63,134
Intangible assets, net (Notes 3 and 5)	15,630	16,165
Deposits and other	810	691
Restricted cash and cash equivalents	224	216

Total Assets	$100,601	$100,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,959	$12,467
Accrued expenses	3,208	2,523
Accrued salaries and other compensation	3,713	3,521
Current maturities of long-term debt	6,915	10,746
Current maturities of subordinated notes, net of debt discount of $60,000 in 2007	—	1,480
Dividends payable	34	34
Minority interest in net income of consolidated joint venture, currently payable	1,526	1,221

Total current liabilities	20,355	31,992

Long-term debt (Notes 3 and 6)	49,099	36,499
Deferred income taxes	7,284	6,462

Total long-term liabilities	56,383	42,961

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity (Notes 9 and 10)
Preferred stock (aggregate liquidation preference $2,330,000, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized
44,828,384 and 38,325,414 shares issued	4,483	3,833
Stock subscription	—	(412)
Additional paid-in capital	137,032	133,261
Accumulated deficit	(116,416)	(113,076)
Accumulated other comprehensive income	1,249	4,468
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)

Total Stockholders’ Equity	23,863	25,589

Total Liabilities and Stockholders’ Equity	$100,601	$100,542

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)
Net revenues
Hearing aids and other products	$104,392	$95,936	$82,820
Services	7,596	6,868	5,966

Total net revenues	111,988	102,804	88,786

Operating costs and expenses
Hearing aids and other products	30,171	26,017	24,942
Services	2,311	2,088	1,761

Total cost of products sold and services excluding depreciation and amortization	32,482	28,105	26,703
Center operating expenses	57,450	50,401	42,281
General and administrative expenses (including approximately $849,000, $606,000 and $976,000 in 2008, 2007 and 2006 of non-cash employee stock-based compensation expense— Notes 1 and 10)	15,176	15,227	14,005
Depreciation and amortization	2,963	2,248	1,988

Total operating costs and expenses	108,071	95,981	84,977

Income from operations	3,917	6,823	3,809
Non-operating income (expense):
Gain from insurance settlement	—	—	203
Gain on restructuring of contract (Note 13)	981	—	—
Interest income	42	164	152
Interest expense (including approximately $763, 000 of non-cash interest expense on a long-term contractual commitment in 2008 (Note 13), $421,000 and $117,000 of non-cash interest expense on discounted notes payable in 2008 and 2007 (Note 6) and $192,000, $3.5 million and $2.7 million of non-cash debt discount amortization in 2008, 2007 and 2006 (Note 7) and a non-cash reduction of approximately $319,000 for the decrease in the fair value of the warrant liability in 2006 — Note 8)	(5,755)	(8,022)	(5,964)

Loss before income tax expense and minority interest in income of consolidated Joint Venture	(815)	(1,035)	(1,800)

Income tax expense (Note 14)	(1,126)	(769)	(741)

Minority interest in income of consolidated Joint Venture	(1,260)	(1,478)	(633)

Net loss	(3,201)	(3,282)	(3,174)
Dividends on preferred stock (Notes 9C)	(139)	(137)	(138)

Net loss applicable to common stockholders	$(3,340)	$(3,419)	$(3,312)

Net loss applicable to common stockholders per common share — basic and diluted (Note 1)	$(0.09)	$(0.09)	$(0.10)

Weighted average number of shares of common stock outstanding (Notes 1, 9 and 10)	38,635	36,453	32,225

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended
	December 27, 2008		December 29, 2007		December 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)

Preferred stock
Balance beginning and end of year	—	$—	—	$—	—	$—

Common stock
Balance, beginning of year	38,325	$3,833	32,030	$3,203	31,893	$3,189
Exercise of employee stock options	210	21	473	47	7	1
Issuance of common stock for exchangeable shares	93	9	164	17	30	3
Issuance of restricted stock	—	—	—	—	100	10
Cancellation of stock subscription	(200)	(20)
Issuance of common stock for convertible debt	—	—	3,158	316	—	—
Issuance of common stock for repayment of debt	6,400	640
Warrant exercise	—	—	2,500	250	—	—

Balance, end of year	44,828	$4,483	38,325	$3,833	32,030	$3,203

Treasury stock

Balance beginning and end of year	524	$(2,485)	524	$(2,485)	524	$(2,485)

Stock subscription
Balance, beginning of year		$(412)		$(412)		$(412)
Cancellation of stock subscription		412		—		—

Balance, end of year		$—		$(412)		$(412)

Additional paid-in capital:
Balance, beginning of year		$133,261		$123,972		$121,935
Cumulative effect of adjustment (Note 8)		—		246		—
Employee stock-based compensation expense		849		606		976
Cancellation of stock subscription		(392)		—		—
Value of warrants issued with debt		—		—		917
Exercise of employee stock options		125		399		4
Issuance of common stock for exchangeable shares		(11)		(16)		(3)
Exercise of warrants		—		2,871		—
Consulting expense		—		32		143
Issuance of common stock for convertible debt				5,151		—
Issuance of common stock for repayment of debt		3,200		—		—

Balance, end of year		$137,032		$133,261		$123,972

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	Amount	Amount	Amount
	(Dollars in thousands)

Accumulated deficit:
Balance, beginning of year	$(113,076)	$(109,521)	$(106,209)
Cumulative effect adjustment (Note 8)	—	(136)	—
Net loss	(3,201)	(3,282)	(3,174)
Dividends on preferred stock	(139)	(137)	(138)

Balance, end of year	$(116,416)	$(113,076)	$(109,521)

Accumulated other comprehensive income:
Balance, beginning of year	$4,468	$2,163	$2,214
Foreign currency translation adjustment	(3,219)	2,305	(51)

Balance, end of year	$1,249	$4,468	$2,163

Comprehensive income (loss):
Net loss	$(3,201)	$(3,282)	$(3,174)
Foreign currency translation adjustment	(3,219)	2,305	(51)

Comprehensive loss	$(6,420)	$(977)	$(3,225)

See accompanying notes to consolidated finanical statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(3,201)	$(3,282)	$(3,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	192	2,122	2,694
Depreciation and amortization	2,963	2,248	1,988
Interest on Siemens Tranche C and Tranche D	—	—	1,130
Employee stock-based compensation	849	606	976
Interest on reduction of warrant exercise price	—	1,371	—
Minority interest in income of consolidated subsidiary	1,260	1,478	633
Deferred tax expense	1,068	769	870
Interest on long-term contractual commitment	763	—	—
Provision for doubtful accounts	424	478	379
Interest on discounted notes payable	421	117	—
Consulting stock-based compensation	—	32	28
Principal payments on long-term debt made through rebate credits	(3,783)	(4,491)	(3,112)
Gain on restructuring of contract	(981)	—	—
Decrease in fair value of warrant liability	—	—	(319)
Other	(102)	(8)	7
(Increase) decrease in:
Accounts and notes receivable	569	(1,209)	(1,233)
Inventories	755	(281)	(767)
Prepaid expenses and other	679	287	218
Increase in:
Accounts payable and accrued expenses	6,595	1,171	4,348
Accrued salaries and other compensation	245	666	233

Net cash provided by operating activities	8,716	2,074	4,899

Cash flows from investing activities
Purchase of property and equipment	(1,501)	(736)	(1,200)
Proceeds from redemption of certificates of deposit	—	—	226
Business acquisitions	(4,157)	(6,963)	(9,601)

Net cash used in investing activities	(5,658)	(7,699)	(10,575)

Cash flows from financing activities
Proceeds from issuance of long-term debt	4,271	11,806	7,539
Payments on long-term debt	(4,444)	(3,803)	(3,039)
Payments on subordinated notes	(1,540)	(1,760)	(1,760)
Payments on convertible subordinated notes	—	(784)	(1,250)
Proceeds from exercise of employee stock options	146	447	5
Proceeds from the exercise of warrants	—	1,750	—
Distributions paid to minority interest	(956)	(890)	—
Dividends on preferred stock	(139)	(137)	(138)

Net cash provided by financing activities	(2,662)	6,629	1,357

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Effects of exchange rate changes on cash	(212)	39	(62)

Net increase (decrease) in cash and cash equivalents	184	1,043	(4,381)
Cash and cash equivalents at beginning of year	3,369	2,326	6,707

Cash and cash equivalents at end of year	$3,553	$3,369	$2,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,567	$1,659	$1,200
Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt through rebate credits	$3,783	$4,491	$3,112
Interest payments on long-term debt through rebate credits	$2,832	$2,696	$626
Issuance of note payable in exchange for business acquisitions	$3,227	$6,445	$6,711
Issuance of capital leases in exchange for property and equipment	$445	$416	$172
Conversion of accounts payable to notes payable	$8,985	$—	$2,200
Conversion of debt to common stock	$3,840	$—	$—
Acquisition of intangible asset	$19,273	$—	$—
Issuance of contractual liability	$19,273	$—	$—
Restructuring of contractual obligation written off (AARP)	$20,036

Intangible asset written off (AARP)	$19,055	$—	$—
Purchase of equipment with volume discount credit	$200	$—	$—
See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of December 27, 2008, the Company has a network of 202 company-owned hearing care centers in ten states and the Province of Ontario, Canada. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During 2008 and 2007 the Company’s fifty percent owned Joint Venture, HEARx West, Inc, generated net income of approximately $2.5 million and $3.0 million, respectively. Since the Company is the general manager of Hearx West and it’s day to day operations, the Company has significant control over the joint venture. Therefore, the accounts of Hearx West, LLC and its wholly owned subsidiary, Hearx West, Inc., are consolidated in these financial statements.
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
Intercompany foreign currency transactions are considered of a long term-investment nature (that is, settlement is not planned or anticipated in the foreseeable future). Translation adjustments on the intercompany foreign currency transactions are included in other comprehensive income.
Comprehensive Income (Loss)
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represents foreign currency translation adjustment.
Fiscal year
The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. 2008 and 2007 include 52 weeks. The next year with 53 weeks will be 2011.
Concentration of credit risk
The Company maintains its cash deposits at commercial banks. We place our cash and cash equivalents with high quality financial institutions. At times, our account balances may exceed federally insured limits. The maximum potential loss that would result from this excess is approximately $4.1 million. Management believes the Company is not exposed to any significant risk on its cash accounts.

HearUSA, Inc.
Notes to Consolidated Financial Statements
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
Business acquisitions and goodwill and other intangible assets
We account for business acquisitions using the purchase method of accounting. As of January 1, 2009 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 31, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere in this annual report. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. Indicators at the Company includes, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment losses. The Company performs its annual analysis on the first day of its fourth quarter.
A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows.
If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is the fair value of the reporting unit allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.

The market capitalization of the Company’s stock temporarily declined to approximately $17.3 million on December 11, 2008, which was substantially lower than the Company’s estimated combined fair values of its three reporting units.  The Company completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price at December 11, 2008).  We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures are in place given the global financial and economic crisis.

At December 27, 2008 the Company’s market capitalization of $26.2 million exceeded the book value of its three reporting units. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our market capitalization again decline below our book value or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in a goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.

Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Other intangible assets include finite lived intangible assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 to 25 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and trade-names, which are not amortized.
Pre-opening costs
The costs associated with the opening of new centers are expensed as incurred.
Long-lived assets — impairments and disposals
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 27, 2008 no long-lived assets were held for disposal. No impairment losses were recorded in the consolidated statement of operations for the three years ended December 27, 2008.
Deferred Financing Costs and Debt Discounts
Costs associated with arranging financing and note discounts are deferred and expensed over the term of the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs are charged to earnings.
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
Advertising costs
Costs of newspaper, television, and other media advertising are expensed as incurred and were approximately $7.6 million, $7.4 million and $6.2 million in 2008, 2007, and 2006, respectively.
Sales return policy
The Company provides to all patients purchasing hearing aids a specific return period of at least 30 days, or as mandated by state guidelines. The Company provides an allowance in accrued expenses for returns. The return period can be extended to 60 days if the patient attends the Company’s H.E.L.P. classes. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of a returned hearing aid is reimbursed to the Company by the manufacturer.

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
Common stock equivalents for convertible debt, mandatorily redeemable convertible preferred stock, outstanding options and warrants to purchase common stock, of approximately 2.0 million, 8.3 million, and 12.3 million, respectively, were excluded from the computation of net loss per common share — diluted at December 27, 2008, December 29, 2007 and December 30, 2006 because they were anti-dilutive. For purposes of computing net (loss) applicable to common stockholders per common share — basic and diluted, for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, the weighted average number of shares of common stock outstanding includes the effect of 503,061, 596,161 and 760,461, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Stock-based compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options and restricted stock units (“RSU”) granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”).
The fair value for stock awards was estimated at the date of grant using a Black-Scholes option valuation model. Options and RSU’s-service based granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Restricted stock units with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome. Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, was approximately $849,000, $606,000 and $976,000, respectively. This additional expense is non-cash and therefore has no effect on the Company’s cash flows.

HearUSA, Inc.
Notes to Consolidated Financial Statements
The fair value for stock awards was estimated using a Black-Scholes option valuation model with the following weighted average assumptions.

	Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Risk free interest rate	3.79%	4.63%	4.69%
Expected life in years	10	10	10
Expected volatility	86%	84%	86%
Weighted average exercise price	$0.76	$1.28	$1.30
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
2. Restricted Cash and Cash Equivalents
Restricted cash deposited with clearing organizations and cash equivalents at December 27, 2008 and December 29, 2007 consist of certificates of deposit with contractual maturities of one year or less of approximately $224,000 and $216,000 pledged as collateral for automated clearing house exposure.
3. Business Acquisitions
In 2008, the Company continued to pursue a strategy of its acquiring hearing care centers located in the Company’s core and target markets. The Company often can benefit from the synergies of combined staffing and can use advertising more efficiently.
The Company acquired the assets of twenty hearing care centers in New York, Michigan, Florida, North Carolina, California and the Province of Ontario in thirteen separate transactions during 2008. Consideration was cash of approximately $3.6 million and notes payable of approximately $3.2 million. The acquisitions resulted in additions to goodwill of approximately $5.4 million, fixed assets of approximately $126,000, customer lists and non-compete agreements of approximately $1.2 million. The notes payable bear interest varying from 5% to 7% and are payable in quarterly installments varying from $3,000 to $83,000, plus accrued interest, through October 2012. In accordance with SFAS 141 “Business Combinations” these notes have been recorded at their fair value on the date of issuance using an imputed interest rate of 10%. The Company drew approximately $3.6 million on its acquisition line of credit with Siemens to fund these acquisitions (see Note 6 — Long-term Debt).

HearUSA, Inc.
Notes to Consolidated Financial Statements
During 2007, the Company acquired the assets of twenty-four hearing care centers in New York, Missouri, Michigan, Florida, North Carolina, California and the Province of Ontario in seventeen separate transactions. Consideration was cash of approximately $6.8 million and notes payable of approximately $6.8 million. The acquisitions resulted in additions to goodwill of approximately $10.4 million, fixed assets of approximately $379,000, customer lists and non-compete agreements of approximately $2.9 million and deferred tax liabilities of approximately $387,000. The notes payable bear interest varying from 5% to 7% and are payable in quarterly installments varying from $8,000 to $255,000, plus accrued interest, through September 2011. Interest was imputed at market rates ranging from 7.3% to 9.5% in 2007. The Company drew approximately $6.8 million on its acquisition line of credit with Siemens to fund these acquisitions (see Note 6 — Long-term Debt).
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
The following unaudited pro forma information represents the results of operations of the Company for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, as if the acquisitions occurred on December 30, 2007, December 31, 2006 and January 1, 2006. This pro forma information may not be indicative of future operations:

	December 27,	December 29,	December 30,
	2008	2007	2006

Total revenue	$115,000	$118,000	$109,000
Net loss	$(3,011)	$(1,650)	$(1,037)
Net loss applicable to common stockholder per share — basic and diluted	$(0.08)	$(0.05)	$(0.03)
The allocated value of the customer lists, non-compete agreements and contracts were recorded as intangible assets on the consolidated balance sheets.
Goodwill recorded as a result of an asset-based acquisition in the United States is generally deducted over a 15 year period for tax purposes. Seventy-five percent of goodwill recorded in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

HearUSA, Inc.
Notes to Consolidated Financial Statements
4. Property and Equipment and Leases
Property and equipment consists of the following:

	Range of	December 27,	December 29,
	Useful Lives	2008	2007

Equipment, furniture and fixtures	5 -10 years	$13,776	$12,900

Leasehold Improvements	Lesser of life of lease or asset life	7,930	8,629

Computer systems	3 years	3,686	3,648

Construction in progress	N/A	555	63

		25,947	25,240

Less accumulated depreciation and amortization		21,071	20,884

		$4,876	$4,356

Equipment on capital leases totaled $2.2 million and $1.8 million in 2008 and 2007, respectively. Accumulated depreciation on equipment on capital leases was $1.6 million and $1.4 million in 2008 and 2007, respectively.
Included in depreciation and amortization is approximately $250,000 in amortization expense related to equipment under capital lease obligations.
Total estimated future depreciation expense for the Company’s current property and equipment are as follows:

2009	$1,486
2010	990
2011	602
2012	418
2013	235
Thereafter	1,145
The Company leases facilities primarily for hearing centers. These are located in retail shopping areas and have terms expiring through 2016. The Company recognizes rent expense on a straight-line basis over the lease term. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and actual payments is due to escalating rents in the lease contracts and is included in accrued expenses in the accompanying consolidated balance sheets. Equipment and building rent expense under operating leases in 2008, 2007 and 2006 was approximately $8.9 million, $7.8 million and $6.7 million, respectively.
Approximate future minimum rental commitments under operating leases are as follows:

2009	$6,450
2010	5,495
2011	3,223
2012	1,858
2013	1,019
Thereafter	991

HearUSA, Inc.
Notes to Consolidated Financial Statements
5. Goodwill and Intangible Assets
A summary of changes in the Company’s goodwill during the years ended December 27, 2008 and December 29, 2007, by business segment are as follows:

	December 29,	Additions/	Currency	December 27,
	2007	Adjustments	Translation	2008

Centers	$62,254	$5,229	$(2,410)	$65,073

Network	880	—	—	880

	$63,134	$5,229	$(2,410)	$65,953

	December 30,	Additions/	Currency	December 29,
	2006	Adjustments	Translation	2007

Centers	$50,090	$10,434	$1,730	$62,254

Network	880	—	—	880

	$50,970	$10,434	$1,730	$63,134

Business acquisitions and goodwill impairment
We account for business acquisitions using the purchase method of accounting. As of January 1, 2009 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 31, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere in this annual report. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. Indicators at the Company include, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the company’s market capitalization below its book value and an expectation that a reporting until will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment losses. The Company performs its annual analysis on the first day of its fourth quarter.
A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted exchange market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows.
If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. The second step of the goodwill impairment test compares the implied fair value of the reporting units goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is the fair value of the reporting unit allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combinations and the fair value of the reporting until was the purchase price paid to acquire the reporting unit. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.
During the fourth quarter of 2008, the Company’s market capitalization was approximately $17.3 million, which is substantially lower than the Company’s estimated combined fair values of its three reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price at December 11, 2008). We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:
•	The Company’s stock is thinly traded;
•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and
•	Previously unseen pressures are in place given the global financial and economic crisis.
We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share continue to exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.
Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
As of December 27, 2008 and December 29, 2007, intangible assets consisted of the following:

	December 27,	December 29,
	2008	2007

Amortizable intangible assets:
Customer lists	$11,532	$11,268
Non-Compete agreements	1,259	1,268
Computer Software	1,581	1,584
Accumulated amortization — customer list	(4,102)	(3,935)
Accumulated amortization — non-compete	(475)	(255)
Accumulated amortization — computer software	(1,534)	(1,487)

Amortizable intangible assets, net	8,261	8,443
Trademark and trade names	7,347	7,700
Intellectual property	22	22

	$15,630	$16,165

HearUSA, Inc.
Notes to Consolidated Financial Statements
The aggregate amortization expense was $1.4 million in 2008, $896,000 in 2007 and $815,000 in 2006. Annual estimated future amortization expense for intangible assets is as follows:

2009	$1,051
2010	949
2011	868
2012	757
2013	702
Thereafter	3,934
6. Long-term Debt (also see Notes 3, 7 and 8)
Long-term debt consists of the following:

	December 27,	December 29,
	2008	2007

Notes payable to a Siemens
Tranche B	$5,552	$5,403
Tranche C	41,109	23,670
Tranche D	—	7,895

Total notes payable to Siemens	46,661	36,968
Notes payable from business acquisitions and other	9,353	10,277

	56,014	47,245
Less current maturities	6,915	10,746

	$49,099	$36,499

The approximate aggregate maturities on long-term debt obligations in years following 2008 are as follows:

2009	$6,915
2010	5,515
2011	4,499
2012	2,972
2013	2,523
Thereafter	33,590
Notes payable from business acquisitions and other includes capital lease obligations. The approximate aggregate maturities on capital lease obligations in years following 2008 are, $327,000 in 2009, $190,000 in 2010, $111,000 in 2011, $55,000 in 2012 and $41,000 in 2013.
Notes payable to Siemens
On December 23, 2008, the Company entered into a Third Amendment to Credit Agreement (Credit Agreement Amendment), Second Amendment to Supply Agreement (Supply Agreement Amendment), Amendment No. 2 to Amended and Restated Security Agreement, a Second Amendment to Investor Rights Agreement (“Investor Rights Amendment”) (collectively the “Amendments”) and a Purchase Agreement with Siemens Hearing Instruments, Inc. (Siemens). The Company and Siemens are parties to a Second Amended and Restated Credit Agreement dated December 30, 2006, as amended by a First Amendment to Credit Agreement dated as of June 27, 2007 and a Second Amendment to Credit Agreement and First Amendment to Investor Rights Agreement and Supply Agreement dated September 28, 2007 (the “2007 Amendments”) (as amended, the “Credit Agreement”), an Amended and Restated Supply Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Supply Agreement”) and an Investor Rights Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Investor Rights Agreement’).

HearUSA, Inc.
Notes to Consolidated Financial Statements
Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company purchases from Siemens most of the Company’s requirements for hearing aids. The December 2006 agreements represented amendments to agreements that had been in place between the parties since 2001. In 2006 when the Credit Agreement was amended, the Company granted to Siemens the right to convert a portion of the debt into common stock at certain times and upon certain conditions. Pursuant to the Supply Agreement, the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If the minimum purchase requirement of the Supply Agreement is met, the Company earns rebates which are then applied to certain payments due under the Credit Agreement to liquidate those payments. The Investor Rights Agreement provided Siemens with certain rights, including the right to have the shares of common stock underlying the debt be registered for resale and a right of first refusal on equity securities sold by the Company. In 2007 when the 2007 Amendments were made, Siemens agreed to provide the Company with an additional $3 million revolving line of credit for working capital purposes in the form of Tranche E which would be due on December 29, 2008. In addition, in the 2007 amendments Siemens agreed that the $4.2 million principal of Tranche D in the Credit Agreement would be due on December 19, 2008.
In the Amendments and the Purchase Agreement the parties agreed to the following:
•
The previous amendment of the Credit Agreement called for cash payments of $7.2 million in December 2008 on Tranches D and E and quarterly principal payments of $500,000 on Tranche C. The Amendment transferred the amounts due under Tranches D and E to Tranche C. Providing the Company meets the purchase requirements in the Supply Agreement, all repayments on both Tranches can now be self-liquidating.

•	The balances of Tranche D and E were transferred to Tranche C. Going forward the credit agreement will have only Tranches B and C.
•
Approximately $3.8 million of outstanding debt under the supply agreement was converted into 6.4 million shares of the Company’s Common Stock at a conversion price of $0.60 per share. The conversion provisions of the credit agreement were eliminated from the Credit Agreement.

•	An additional $6.2 million of debt under the supply agreement was converted into long-term indebtedness under Tranche C.
•	The maturity date of the credit and supply agreement was extended an additional two years, to February, 2015.
•
Siemens was granted a right of first refusal for all new issuances of equity (except issuances pursuant to employee compensation plans and pursuant to warrants outstanding on the date of the amendments) for a period of 18 months and thereafter a more limited right of first refusal and preemptive rights for the life of the investor rights agreement.

•	The Company will invite a representative of Siemens to attend meetings of the Board in a nonvoting observer capacity.
Financing and rebate arrangement
The revolving credit facility is a line of credit of $50 million that bears interest of 9.5% and is secured by substantially all of the Company assets. Approximately $46.7 million was outstanding at December 27, 2008. Approximately, $5.6 million has been borrowed under Tranche B for acquisitions and $41.1 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly through rebates at a rate of $65 per Siemens’ units sold by the acquisition plus interest. Amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. The required payments are subject to the rebate credits described below.
The credit facility also requires the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in 2008, 2007 or 2006.

HearUSA, Inc.
Notes to Consolidated Financial Statements
Rebate credits on product sales
The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units sold by the Company are Siemens’ products. Amounts rebated are accounted for as a reduction of cost of products sold. If the Company does not maintain the 90% sales requirement, those amounts are not rebated and must be paid quarterly. The 90% requirement is computed on a cumulative twelve month calculation. Approximately $32.2 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal and interest on Tranches B and C and are recorded as a reduction in products sold. Volume rebates of $1.1 million, $1.3 million and $1.3 million were recorded in 2008, 2007 and 2006, respectively.
The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following years:

(Dollars in thousands)	2008	2007	2006
Portion applied against quarterly principal payments	$3,783	$4,491	$3,112
Portion applied against quarterly interest payments	2,832	2,696	626

	$6,615	$7,187	$3,738

Conversion of debt for equity
Prior to the December 23, 2008 amendment to the credit agreement, the Company was required to make a payment on December 23, 2008 of $4.2 million on Tranche D and $3 million on Tranche E by December 23, 2008 or be declared in default of the agreement. In addition, the Company was required to pay all trade payables within 90 days of the invoice date or be in default of the credit agreement. If there was an event of default, Siemens had the right to convert debt for 6.4 million shares of the Company’s common stock at current market price. Rather than paying the $7.2 million on the two Tranches and the trade payables over 90 days, Siemens agreed to convert into the 6.4 million shares at the default terms and allow conversion of the balance of the amounts currently payable into the line of credit. These terms under which Siemens converted the debt into common stock at the current market price were the terms of the original contract for an event of default.
When the Company evaluated the original contract for a beneficial conversion feature, the Company determined that assuming there were no changes to the current circumstances except for the passage of time, the most favorable conversion price would occur if the Company did not repay the $4.2 million due under the Tranche D. That calculation did not result in a beneficial conversion feature. Since the conversion occurred under the terms that were originally agreed to for the conversion, there is no additional charge.
Investor and other rights arrangement
Pursuant to the amended Investor Rights Agreement, the Company granted Siemens resale registration rights for the common stock acquired under the Purchase Agreement. The Company is not liable for liquidating damages or penalties.
In addition, for a period of 18 months following the December 23, 2008 amendment, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses issue capital or if there is a change of control transaction involving a person in the hearing aid industry. Thereafter, Siemens will have a more limited right of first refusal and preemptive rights for the life of the agreement.
The Siemens’ credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. At December 27, 2008 the Company was in compliance with the Siemens loan covenants.
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $8.6 million at December 27, 2008 (payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bear interest varying from 5% to 7%) and approximately $9.8 million at December 29, 2007 (payable in monthly or quarterly installments varying from $8,000 to $255,000 over periods varying from 2 to 5 years and bear interest at rates varying from 5.0% to 7.0%). The notes have been discounted to market rates ranging from 9.5 to 10%. Other notes relates mostly to capital leases totaling approximately $724,000 at December 27, 2008 and approximately $489,000 at December 29, 2007, are payable in monthly or quarterly installment varying from $1,000 to $10,000 over periods varying from 1 to 3 years and bear interest at rates varying from 4.6% to 16.3%.

HearUSA, Inc.
Notes to Consolidated Financial Statements
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
During 2007 and 2006, approximately $3.5 million and $2.6 million, respectively of interest expense was recorded related to this financing, including non-cash prepaid finder fees, a debt discount amortization charge and charges related to the reduction in the price of the warrants of approximately $3.1 million (including the $1.2 million charge due to the acceleration of the remaining balance of the debt discount) in 2007 and $1.8 million in 2006.
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
8. Subordinated Notes and Warrant
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring on August 2010. The Note Warrants were exercisable. The quoted closing market price of the Company’s common stock on the commitment date for this transaction was $1.63 per share. The notes bore interest at 7% per annum. Proceeds were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. A debt discount of approximately $1.9 million based on the portion of the proceeds allocated to the fair value of the Note Warrants, using a Black-Scholes option pricing model. The debt discount was amortized as interest expense over the three-year term of the notes. In addition, the Company also issued 55,000 common stock purchase warrants with the same terms as the Note Warrants and paid cash of approximately $330,000 as finder fees and financing costs. These warrants were valued at approximately $66,000. The total of costs of approximately $396,000 was amortized as interest expense over the three-year term.

HearUSA, Inc.
Notes to Consolidated Financial Statements
At issuance, the Company agreed to register the common shares underlying the warrant shares and to maintain such registration during the three-year period ending September 2008 so that the warrant holders could sell their shares if the Note Warrants were exercised. The liability created by the Company’s agreement to register and keep the underlying shares registered during the three-year period was recorded as a warrant liability of $1.9 million based on the fair value. Any gains or losses resulting from changes in fair value from period to period were recorded in interest expense. During the third quarter of 2006 the Company renegotiated its registration obligations with the Note Warrant holders to eliminate the penalty provisions of the registration rights agreement for failure to keep the registration active. Holders of eighty-six percent of the Note Warrants agreed to the changes. For those who agreed to the changes, the value of the Note Warrant was calculated at the date the amended registration rights agreement was signed and approximately $918,000 was reclassified from warrant liability to additional paid in capital.
Effective December 31, 2006, the Company adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The transition adjustment to reclassify the warrant liability to equity at the amount that would have been recognized as of the date it would have originally met the criteria for equity classification under other GAAP without regard to the contingent obligation to transfer consideration under the registration payment arrangement was to increase additional paid in capital $246,000, increase accumulated deficit $136,000 and decrease warrant liability as cumulative effect adjustment at January 1, 2007.
During 2008, 2007 and 2006, approximately $247,000, $825,000 and $1.1 million, respectively, in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $122,000, $496,000 and $850,000, respectively. The balances of these notes were repaid in August 2008.
9. Stockholders’ Equity
A. Common Stock
During 2008, employee stock options for approximately 210,000 shares of common stock were exercised, at a weighted average exercise price of $0.69 and 6.4 million shares of common stock were issued in connection with the conversion of $3.8 million in outstanding trade payables, at a conversion price equal to $0.60. During 2007, approximately 2.5 million warrants were exercised at an exercise price of $0.70, approximately 3.2 million shares of common stock were issued in connection with the conversion of the 2003 Convertible Subordinated Notes and employee stock options for 472,500 shares of common stock were exercised. No employee stock options or warrants were exercised in 2006.
B. Stock Subscription
The Company sold 200,000 shares of the Company’s common stock to an investment banker for $2.0625 per share, and received a secured, nonrecourse promissory note receivable for the principal amount of $412,500 on April 1, 2001. The note receivable was collateralized by the common stock purchased which was held in escrow. The principal amount of the note and accrued interest were payable on April 1, 2006. The note bore interest at the prime rate published by the Wall Street Journal adjusted annually. The interest rate at December 29, 2007 of the note was 7.5%. A cancellation agreement was signed and the stock was returned to the Company and cancelled in June 2008. The note receivable under the caption Stock Subscription is part of stockholders’ equity in the accompanying consolidated balance sheets.

HearUSA, Inc.
Notes to Consolidated Financial Statements
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
The Company has the right to redeem all or a portion of the Series J Preferred Stock for a redemption price equal to the stated value plus accrued and unpaid dividends at any time. The holder of the Series J Preferred Stock has the right to require the Company to redeem the Series J Preferred Stock at a price of 120% of the stated value plus any accrued and unpaid dividends upon approval by the Company’s Board of Directors after a change of control.
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
During 2008, 2007 and 2006, approximately $139,000, $137,000 and $138,000, respectively, of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.
D. Shareholder Rights Plan
On December 14, 1999, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right ( a “Right”) for each outstanding share of common stock was declared, and payable to the stockholders of record on December 31, 1999.
The Shareholder Rights Plan as amended and restated on July 11, 2002, in connection with the combination with Helix to, among other things, give effect to the issuance of the exchangeable shares as voting stock of the Company, and to otherwise take into account the effects of the combination. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which would result in ownership of 15% or more of the common stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $28.00 and will expire on December 31, 2009 (See Note 9E).
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
F. Exchangeable Rights Plan
On July 11, 2002, in connection with the combination with Helix, HEARx Canada, Inc., an indirect subsidiary of the Company, adopted a Rights Agreement (the “Exchangeable Rights Plan”) substantially equivalent to the Company’s Shareholder Rights Plan (See Note 9D). Under the Exchangeable Rights Plan, each exchangeable share (See Note 9I) issued has an associated right (an “Exchangeable Share Right”) entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either one one-hundredth of a share of the Company’s Series H Junior Participating Preferred Stock or, in certain circumstances, shares of common stock under the Company’s Shareholder Rights Plan. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company’s Shareholder Rights Plan and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company’s Shareholder Rights Plan.
G. Warrants
During 2008 approximately 260,000 warrants expired and no warrants were issued or exercised. In 2007 approximately 100,000 warrants were issued at an exercise price of $1.56 and approximately 2.5 million warrants were exercised at an exercise price of $0.70. No warrants were issued or exercised during 2006.
The aggregate number of common shares reserved for issuance upon the exercise of warrants was approximately 2.5 million as of December 27, 2008.
The expiration date and exercise prices of the outstanding warrants are as follows:

Outstanding	Expiration	Exercise
Warrants	Date	Price
240	2010	1.25
560	2010	1.31
1,555	2010	2.00
100	2010	1.56
2,455
H. Aggregate and Per Share Cumulative Preferred Dividends
As of December 27, 2008 there were no arrearages in cumulative preferred dividends/premiums.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
10. Stock-based Benefit Plans
A. Stock Options and Awards
On June 11, 2007, the stockholders of HearUSA approved the 2007 Employee Incentive Compensation Plan (“2007 Plan”). The 2007 Plan is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 2.5 million shares of common stock. Under the 2007 Plan, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on each anniversary of the date of the grant over 4 years. A restricted stock unit is an award covering a number of shares of HearUSA common stock that may be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units generally vest in three installments with 33.3% of the shares vesting on each anniversary of the date of grant over 3 years. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses.
Stock options and awards were granted to employees under the 1987 Stock Option Plan, the 1995 Flexible Stock Plan and the 2002 Flexible Stock Plan. The 1987 Stock Option and the 1995 Flexible Stock Plans expired and no further option grants can be made under these plans. The expiration of these plans did not affect the outstanding options still outstanding. Options granted under the 2002 Flexible Stock Plan generally vest over 4 years and expire after 10 years. The 2002 Flexible Stock Plan was approved by the stockholders, is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock.
As of December 27, 2008, employees of the Company held options permitting them to purchase an aggregate of approximately 5.4 million shares of common stock at prices ranging from $0.35 to $5.75 per share. Options are exercisable for periods ranging from five to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.
As of December 27, 2008, under the terms of our Non-Employee Director Plan, which terminated in accordance with its terms in 2003, directors held options permitting them to purchase an aggregate of 9,000 shares of common stock at prices ranging from $4.00 to $5.00 per share.
Impact of the Adoption of SFAS 123(R)
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes we recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $849,000, $606,000 and $976,000 in 2008, 2007 and 2006, respectively. As of December 27, 2008, there was approximately $1.9 million of unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a straight-line period of four years from the date of grant.

HearUSA, Inc.
Notes to Consolidated Financial Statements
During 2008, the Company extended the exercise period relating to 400,000 fully vested options held by Dr. Paul Brown as part of his retirement agreement. As a result of this modification, the Company recognized additional stock-based compensation of approximately $91,000, which is included in general and administrative expense.
Stock-based Payment Award Activity
The following table summarizes activity under our equity incentive plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
(Options in thousands)	Shares	Exercise	(in years)	Intrinsic Value
Outstanding at December 29, 2007	5,158	$1.28
Granted	1,055	$1.65
Exercised	(210)	$0.69		$143
Forfeited/expired/cancelled	(647)	$1.92

Outstanding at December 27, 2008	5,356	$1.30	6.02	$207

Exercisable at December 27, 2008	3,804	$1.18	4.73	$207

The following table summarizes outstanding and exercisable options under our equity incentive plans as of December 27, 2008:
(options in thousands)

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$.35 – $.77	1,193	3.90	$0.43	1,193	$0.43
$.78 – $2.00	3,928	6.88	$1.46	2,376	$1.37
$2.01 – $5.75	235	2.44	$3.12	235	$3.12

	5,356			3,804

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 27, 2008. That cost is expected to be recognized over a straight-line period of four years. At December 27, 2008 the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $207,000, of which $23,000 is non-employee director aggregate intrinsic value.
B. Restricted Stock Units
In 2008, the Company granted restricted stock units pursuant to its stockholder approved plans as part of its regular annual employee equity compensation review program. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Restricted stock units granted during 2008 have graded vesting of one-third each year for three years. Some restricted stock units are performance based and therefore subject to forfeiture if certain performance criteria are not met.

HearUSA, Inc.
Notes to Consolidated Financial Statements

In the first quarter of 2008, we granted to our executive officers 136,500 restricted stock units with service based vesting provisions that may vest in three equal tranches over each of the next three years. The fair value of the service based restricted stock units is the quoted market price of the Company’s common stock on the date of the grant.

We also granted to our executive officers 345,500 restricted stock units with performance based vesting provisions that may vest in three equal tranches over each of the next three years. These performance based awards are contingent on the achievement of specific annual performance criteria related to increased revenue, net income and institutional investors. As of December 27, 2008, the performance criteria for 2008 were not met and no performance shares vested in February 2009. Accordingly, we have not recorded any compensation expense at December 31, 2008 related to the restricted stock units that will not vest in February 2009 due to 2008 performance criteria not being met.

A summary of the Company’s restricted stock unit activity and related information as of December 27, 2008 is as follows:

	Service-Based Restricted Stock Units (1)	Performance-Based Restricted Stock Units (1)
Outstanding at December 29, 2007	—	—
Awarded	136,500	345,500
Vested	—	—
Cancelled	—	(115,167)

Outstanding at December 27, 2008	136,500	230,333

(1)	Each stock unit represents one share of common stock.
The weighted average grant-date fair value per share for the restricted stock units was $1.40 at December 27, 2008 with a weighted average remaining contractual term of 1.25 years.
Based on the closing price of the Company’s common stock of $0.58 on December 27, 2008, the total pretax value of all outstanding restricted stock units on that date was approximately $213,000.
C. Non-Employee Director Non-Plan Grant
At December 27, 2008 options to purchase 100,000 shares of common stock at an exercise price of $0.35, which was equal to the quoted closing price of the common stock on April 1, 2003 (the grant date) were outstanding to members of the Board of Directors. The options vested after one year and have a ten-year life.
11. Major Customers and Suppliers
During 2008, 2007 and 2006 no customer accounted for more than 10% or more of net revenues.
During 2008, 2007 and 2006, the Company purchased approximately 93.0% 90.1% and 90.6%, respectively, of all hearing aids sold by the Company from Siemens. As described in Note 6, the Company is a party to a supply agreement with Siemens whereby the Company has agreed to purchase minimum levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. The Company has not experienced any significant disruptions in supply in the past.
12. Related Party Transactions
The Company is party to a capitation contract with an affiliate of its minority owner, the Permanente Federation LLC (the “Kaiser Plan”) a member of its consolidated joint venture, HEARx West, LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2008, 2007 and 2006 approximately $8.4 million, $8.9 million and $7.7 million, respectively, of capitation revenue from this contract is included in net revenue in the accompanying consolidated statements of operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements
13. Gain on Restructuring of Contract
On August 8, 2008, HearUSA, Inc. (the “Company”) entered into a Hearing Care Program Services Agreement with American Association of Retired Persons (“AARP”), Inc. and AARP Services, Inc. (the “Services Agreement”), and an AARP License Agreement with AARP, Inc. (the “License Agreement”), pursuant to which the Company will provide an AARP-branded discount hearing care program to AARP members Under the Services Agreement, the Company has agreed to provide to AARP members discounts on hearing aids and related services, through the Company’s company-owned centers and independent network of hearing care providers. The Company will allocate $4.4 million annually to promote the AARP program to AARP members and the general public, and will contribute 9.25% of that amount to AARP’s marketing cooperative. The Company will also contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and the general public. The Company has also committed, in cooperation with AARP, to donate a number of hearing aids annually to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss. The Company was to begin the program with AARP, December 1, 2008. The Services Agreement has an initial term of three years ending in December 1, 2011. At the end of the initial three year term, the Company has an option to extend the term of the Services Agreement for an additional two year period.
Pursuant to the License Agreement, AARP granted the Company a limited license to use the AARP name and related trade and service marks in connection with the operation and administration of the AARP program, including the advertising and promotion of the program. The Company originally agreed to pay AARP a fixed annual royalty of $7.6 million for each year of the initial three year term of the AARP license for an option to extend for two years. This provision was eliminated in the December 2008 amendment.
In accordance with SFAS 142 “Goodwill and Other Intangibles”, the intangible was recorded at approximately $19.3 million based on the fair value of the payments on the date of issuance using an imputed interest rate of 10%.
In 2008, the Company recorded non-cash interest expense of approximately $763,000 and amortization expense of approximately $391,000 related to the long-term contractual commitment to AARP and corresponding intangible asset.
On December 22, 2008, AARP and the Company amended the License Agreement to restructure the payment terms of the agreement and eliminated the required annual royalty payment. The Company is no longer contractually committed to pay the $7.6 million annual royalty payments. Accordingly, the Company wrote off the remaining contractual liability of approximately $20.0 million and the balance of intangible asset of approximately $19.1 million and recorded a corresponding gain on the restructuring of the AARP agreement of approximately $981,000. The Company is currently in negotiations with AARP for restructuring the royalty compensation provision.
14. Income Taxes
The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes (FASB 109).” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax provision (benefit) for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 are as follows:

	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	(129)
Foreign	58	—	—

Current income tax provision (benefit)	$58	$—	$(129)

Deferred:
Federal and state deferred	$831	$595	$437
Foreign deferred	220	155	415

Deferred income tax provision	$1,051	$750	$852

Benefit applied to reduce goodwill — foreign	17	19	18

Total income tax provision	$1,126	$769	$741

HearUSA, Inc.
Notes to Consolidated Financial Statements
The components of loss from operations, before income tax expense and minority interest in income of consolidated joint venture are as follows:

	2008	2007	2006

Domestic	$(1,708)	$(1,570)	$(2,962)
Foreign	893	535	1,162

Total loss from operations, before income tax expense and minority interest in income of consolidated joint venture	$(815)	$(1,035)	$(1,800)

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
As of December 27, 2008 and December 29, 2007, we had approximately $13.8 million and $14.8 million, respectively, of total gross unrecognized tax benefits.

Balance as of December 29, 2007	$14.8
Additions to tax provisions related to the current year	—
Additions to tax provision related to prior years	—
Reduction for tax provisions of prior years	(1.0)
Balance as of December 27, 2008	$13.8

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

HearUSA, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes United States operations are as follows:

	2008	2007

Deferred income tax assets:
Fixed assets depreciation	$1,082	$1,254
Employee stock-based compensation-non-qualified	128	27
Accrued severance	223	79
Inventory costs	20	41
Joint venture	283	287
Accrued vacation	415	358
Bad debts	172	173
Charitable contributions	11	15
Net operating loss carryfowards	22,089	21,583

Total deferred tax assets	24,423	23,817
Less valuation allowance	(24,018)	(23,302)

Net deferred tax assets	$405	$515

Deferred income tax liabilities:
Amortization of definite lived intangibles	(405)	(515)
Amortization of indefinite lived intangibles	(2,200)	(2,200)
Amortization of goodwill for tax purposes	(4,203)	(3,423)

Total deferred tax liabilities	(6,808)	(6,138)

Net deferred income tax liability	$(6,403)	$(5,623)

Deferred income tax assets (liabilities) Canadian operations are comprised of the following:

	2008	2007

Deferred income tax assets:
Fixed assets depreciation	$135	$420
Net loss carryforwards	—	62
Other	29	35
Capital loss carryforwards	4,695	5,838

Total deferred tax assets	4,859	6,355
Less: valuation allowance	(4,695)	(5,838)

Net deferred tax assets	$164	$517

Deferred income tax liabilities:
Amortizable intangible assets	$(176)	$(267)
Indefinite lived intangibles and goodwill for tax purposes	(869)	(1,027)

Total deferred income tax liability	(1,045)	(1,294)

Net deferred income tax liability	$(881)	$(777)

HearUSA, Inc.
Notes to Consolidated Financial Statements
SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $24.0 million valuation allowance at December 27, 2008 is necessary related to the United States operations to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is approximately $716,000. At December 27, 2008 the Company has available federal net operating loss carryforwards of approximately $59.1 million, which will expire in the year 2021.
In addition for Canadian purposes, the Company has capital loss carryforward of approximately $17.3 million which can only be utilized against gains from sales on capital assets. Since the Company does not anticipate any gains on sales of capital assets in the foreseeable future, a valuation allowance has been recorded at December 27, 2008 to offset the deferred tax asset from the capital loss carryforward.
The provision for income taxes on loss before income taxes (including minority interests) differ from the amount computed using the Federal statutory income tax rate as follows:

	2008	2007	2006

Benefit at Federal statutory rate	$(706)	$(855)	$(827)
State income taxes, net of Federal income tax effect	(87)	(37)	(88)
Nondeductible expenses	196	687	(82)
Effect of foreign earnings	(42)	(25)	(36)
Change in valuation allowance	1,249	965	1,128
Deferred tax liability recorded to goodwill	622	(80)	512
Other	(106)	114	134

Income tax expense	$1,126	$769	$741

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they are remitted as dividends, or are loaned to the Company, or if the Company should sell its stock in the foreign subsidiaries. Such undistributed earnings were $3.1 million, $1.7 million and $1.2 million, in 2008, 2007 and 2006, respectively.
15. Commitments and Contingencies
The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $90,000, $73,000 and $73,000 for the years 2008, 2007 and 2006, in 2008, 2007 and 2006 respectively.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
16. Quarterly Financial Data (Unaudited)

Year Ended	First	Second	Third	Fourth
December 27, 2008	Quarter	Quarter	Quarter	Quarter
Net revenues	$28,688	$30,125	$28,717	$24,458
Operating costs and expenses	27,577	27,922	26,420	26,152

Income (loss) from operations	1,111	2,203	2,297	(1,694)

Net income (loss) applicable to common stockholders	$(685)	$245	$(75)	$(2,825)

Net income (loss) including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.02)	$0.01	$(0.00)	$(0.08)

Year Ended	First	Second	Third	Fourth
December 29, 2007	Quarter	Quarter	Quarter	Quarter
Net revenues	$23,586	$24,920	$26,862	$27,436
Operating costs and expenses	21,944	24,110	24,353	25,574

Income from operations	1,642	810	2,509	1,862

Net income (loss) applicable to common stockholders	$(595)	$(3,351)	$488	$39

Net income (loss) including dividends on preferred stock, applicable to common stockholders — basic and diluted	$(0.02)	$(0.08)	$0.01	$0.00

17. Fair Value of Financial Instruments
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
On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The full adoption of SFAS 157 will not have a material effect on our financial position or results of operations. The book values of cash, restricted cash and cash equivalents (Note 2), accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments, these are Level 1 in the fair value hierarchy.
SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 —	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3 —	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

HearUSA, Inc.
Notes to Consolidated Financial Statements
As of December 27, 2008 and December 29, 2007 the fair value of the Company’s long-term debt is estimated at approximately $56.0 million and $48.2 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
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

18. Restructuring

Paul A. Brown, M.D., the founder and chairman of the board of directors of HearUSA, Inc. (the “Company”), retired as chairman of the Company effective February 4, 2008. In honor of Dr. Brown’s service to the Company and in recognition of his industry knowledge and expertise, the Board designated Dr. Brown as chairman emeritus of the board of directors and will pay him $30,000 annually in such role. The Company and Dr. Brown entered into a retirement agreement pursuant to which the parties set forth the terms of Dr. Brown’s retirement from the Company. The retirement agreement provides for the termination of his employment agreement dated August 31, 2005 and the payment of a sum equal to $720,000 over three years, provision of continuing health and life insurance benefits for three years and extension of the post-termination exercise period for his options. The total amount included in general and administrative expenses related to Dr. Brown’s severance costs was approximately $811,000 in 2008.

The Company implemented an expense reduction plan intended to save approximately $5 million in annual expenses on November 10, 2008. This plan was initiated to increase profitability and to respond to the current economic downturn. The expense reduction plan includes a restructuring of center operations, a reduction in the number of marketing programs and other cost control measures.  The Company eliminated approximately 65 positions, all previously held by active employees. Included in center operating expenses is approximately $235,000 of severance and other costs incurred in the fourth quarter of 2008 as a result of implementing the plan.

19. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. The Company expects SFAS 160 to impact the accounting for HEARx West’s minority interest.
In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations,” which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings, and may impact a company’s acquisition strategy. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. The Company does not expect this standard will have a significant impact on its financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (I) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard will have a significant impact on its disclosures.

HearUSA, Inc.
Notes to Consolidated Financial Statements
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
The following is the Company’s segment information:

	Centers	E-commerce	Network	Corporate	Total
For the years ended:
Hearing aids and other products revenues
December 27, 2008	$104,291	$101	$—	$—	$104,392
December 29, 2007	$95,861	$75	$—	$—	$95,936
December 30, 2006	$82,769	$51	$—	$—	$82,820

Service revenues
December 27, 2008	$5,710	$—	$1,886	$—	$7,596
December 29, 2007	$5,306	$—	$1,562	$—	$6,868
December 30, 2006	$4,371	$—	$1,596	$—	$5,967

Income (loss) from operations
December 27, 2008	$18,854	$(141)	$830	$(15,626)	$3,917
December 29, 2007	$21,417	$(66)	$1,081	$(15,609)	$6,823
December 30, 2006	$17,233	$(188)	$966	$(14,202)	$3,809

As of and for years ended:
December 27, 2008
Depreciation and amortization	$2,510	$—	$3	$450	$2,963
Total assets	$84,144	$—	$920	$15,537	$100,601
Capital expenditures	$1,111	$—	$—	$390	$1,501

December 29, 2007
Depreciation and amortization	$1,863	$—	$3	$382	$2,248
Total assets	$81,797	$—	$934	$17,811	$100,542
Capital expenditures	$199	$—	$—	$537	$736

December 30, 2006
Depreciation and amortization	$1,788	$—	$3	$197	$1,988
Total assets	$66,362	$—	$971	$15,943	$83,276
Capital expenditures	$667	$—	$—	$533	$1,200
Hearing aids and other products revenues consisted of the following:

	2008	2007	2006
Hearing aid revenues	95.4%	95.3%	95.9%

Other products revenues	4.6%	4.7%	4.1%
Services revenues consisted of the following:

	2008	2007	2006
Hearing aid repairs	48.1%	49.8%	51.7%
Testing and other income	51.9%	50.2%	48.3%

HearUSA, Inc.
Notes to Consolidated Financial Statements
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	2008	2007	2006
General and administrative expense	$15,176	$15,227	$14,005
Depreciation and amortization	$450	$382	$197

“Corporate” loss from operations	$15,626	$15,609	$14,202

Information concerning geographic areas:
As of and for the Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

	United States	Canada	United States	Canada	United States	Canada
	2008	2008	2007	2007	2006	2006
	$	$	$	$	$	$

Hearing aid and other product revenues	88,306	16,086	82,789	13,147	73,542	9,278
Service revenues	6,991	605	6,305	563	5,539	428
Long-lived assets	73,866	13,626	68,728	15,834	58,071	11,451
Total assets	84,559	16,042	81,013	19,529	69,995	13,281
Net revenues by geographic area are allocated based on the location of the subsidiary operations.
21. Liquidity
The working capital deficit decreased $8.8 million to $7.2 million at December 27, 2008 from $16.0 million at December 29, 2007. The decrease in the deficit is mostly attributable to a decrease in trade payables and current maturities of long-term debt which arose from the conversion of approximately $6.2 million in trade payables to long-term indebtedness under Siemens Tranche C, conversion of approximately $3.8 million in trade payables to 6.4 million shares of the Company’s Common Stock and the elimination of the current maturities of subordinated notes of approximately $1.5 million following the repayment of these notes in August 2008 (see Note 8 — Subordinated Notes and Warrant Liability, Notes to Consolidated Financial Statements included herein).
The working capital deficit of $7.2 million includes approximately $2.7 million of the current maturities of the long-term debt to Siemens which may be repaid through rebate credits. In 2008, the Company generated income from operations of approximately $3.9 million (including approximately $849,000 of non-cash employee stock-based compensation expense and approximately $1.4 million of amortization of intangible assets) compared to $6.8 million (including approximately $606,000 of non-cash employee stock-based compensation and approximately $896,000 of amortization of intangible assets) in 2007. Cash and cash equivalents as of December 27, 2008 were approximately $3.6 million.
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

HearUSA Inc.
Schedule II — Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End
	Of Period	Additions	Deductions	Of Period

December 27, 2008
Allowance for doubtful accounts	$498	$424	$(416)	$506
Allowance for sales returns (1)	$385	$455	$(163)	$677
Valuation allowance — US	$23,302	$716	$—	$24,018
Valuation allowance — foreign	$5,838	$—	$(1,143)	$4,695

December 29, 2007
Allowance for doubtful accounts	$434	$478	$(414)	$498
Allowance for sales returns (1)	$443	$132	$(190)	$385
Valuation allowance	$29,639	$—	$(6,337)	$23,302
Valuation allowance — foreign	$4,901	$937	$—	$5,838

December 30, 2006
Allowance for doubtful accounts	$413	$379	$(358)	$434
Allowance for sales returns (1)	$440	$97	$(94)	$443
Valuation allowance	$27,764	$1,875	$—	$29,639
Valuation allowance — foreign	$5,648	$—	$(747)	$4,901

(1)	Allowance for sales returns is included in accounts payable on the Consolidated Balance Sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A (T). Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
In connection with the preparation and filing of the Company’s annual report on Form 10-K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 27, 2008. The Company’s chief executive officer and chief financial officer concluded that, as of December 27, 2008, the Company’s disclosure controls and procedures were effective.
b. Management’s Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management determined that, as of December 27, 2008, our internal control over financial reporting was effective.
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
c. Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I) of this Annual Report on Form 10-K. Information regarding our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and certain other corporate governance matters may be found in the Company’s 2009 definitive Proxy Statement under the headings “Election of Directors,” “Audit Committee,” and “Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our Web site (www.hearusa.com).
Item 11. Executive Compensation
The information required by this Item is set forth in the Company’s 2009 Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis.” “Report of the Compensation Committee,” “Executive Compensation,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and the following tables, “2008 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2008 Fiscal Year End” and “2008 Option Exercises” and is incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth in the Company’s 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference as if set forth in full.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 27, 2008:
Equity Compensation Plan Information

				Number of securities
				remaining available
	Number of Securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column
Plan Category	(a)		(b)	(a))
Equity compensation plans approved by security holders	5,255,955		$1.32	1,303,000

Equity compensation plans not approved by security holders	100,000	(1)	$0.35	—

Total equity compensation plans approved and not approved by security holders	5,355,955		$1.30	1,303,000

(1)
Consists of non-employee director options granted on April 1, 2003 outside of the Non- Employee Director Plan at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the NYSE Amex (formerly known as the American Stock Exchange) the grant date. The options vested after one year and have a ten-year life.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is set forth in the Company’s 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by this reference as if set forth in full.
Item 14. Principal Accountant Fees and Services
The information required by this Item will appear under the heading “Independent Registered Public Accounting Firm Services and Fees” in our Proxy Statement, which section is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements
(i)	Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007. Consolidated Statements of Operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

(ii)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

(iii)	Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

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

Exhibits:

4.2
Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Annex D in the Company’s Joint Proxy Statement/Prospectus on Form S-4/A, filed May 28, 2002 (Reg No. 333-73022)).

9.1
Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Annex C in the Company’s Joint Proxy Statement/Prospectus on Form S-4/A, filed May 28, 2002 (Reg. No. 333-73022)).

10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.11to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#

10.2
HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#

10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#

10.4	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#

10.5	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)#

10.6
Amended and Restated Security Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended April 1, 2006).

10.7
Amended and Restated Supply Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K for the period ended December 30, 2006).*

10.8
Second Amended and Restated Credit Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the period ended December 30, 2006).

10.9
Investor Rights Agreement by and among HearUSA, Inc. and Siemens Hearing Instruments, Inc., dated December 30, 2006 (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 30, 2006).

10.10
First Amendment to the Second Amended and Restated Credit Agreement, dated June 27, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-3/A, filed August 3, 2007).

10.11
Second Amendment to the Second Amended and Restated Credit Agreement dated September 24, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K, filed October 4, 2007).

Exhibits:

10.12
First Amendment to the Amended and Restated Supply Agreement, dated September 24, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K, filed October 4, 2007).

10.13
First Amendment to the Investor Rights Agreement by and among HearUSA, Inc. and Siemens Hearing Instruments, Inc. dated September 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K, filed October 4, 2007).

10.14
Third Amendment to Credit Agreement dated December 23, 2008, by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 23, 2008).

10.15
Second Amendment to Supply Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 23, 2008).*

10.16
Second Amendment to Investor Rights Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 23, 2008).

10.17
Amendment No. 2 to Amended and Restated Security Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 23, 2008).

10.18
Stock Purchase Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 23, 2008).

10.19
Hearing Care Program Services Agreement by and among HearUSA, Inc., AARP, Inc. and AARP Services, Inc. dated August 8, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 27, 2008).

10.20
AARP License Agreement by and between HearUSA, Inc. and AARP, Inc. dated August 8, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 27, 2008).

10.21
Amendment No. 1 to the AARP License Agreement dated as of December 22, 2008, by and between the Company and AARP, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 29, 2008).

10.22
Separation Agreement and Release by and between the Company and Kenneth Schofield dated October 12, 2007 (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.23	Amended and Restated HearUSA 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the period ended December 29, 2007).#

Exhibits:

10.24
Form of option grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 18, 2007).#

10.25
Form of time-vesting restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.26
Form of performance-based restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.27
Form of time-vesting restricted stock unit grant agreement pursuant to 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.28
Retirement Agreement entered into by and between Paul A. Brown, M.D. and the Company dated February 4, 2008 (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.29
Amended and Restated Executive Employment Agreement entered into by and between the Company and Stephen J. Hansbrough as of February 25, 2008 (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.30
Amended and Restated Executive Employment Agreement entered into by and between the Company and Gino Chouinard as of February 25, 2008 (incorporated herein by reference to Exhibit 10.32 to the Company’s Form 10-K for the period ended December 29, 2007).#

21	List of Subsidiaries

23	Consent of the Independent Registered Public Accountants

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.

*	Confidential treatment has been requested or granted for portions of this agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc. (Registrant)
Date: March 27, 2009	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and Chief Financial Officer HearUSA, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Hansbrough Stephen J. Hansbrough	Chairman of the Board Chief Executive Officer and Director	March 27, 2009

/s/ Gino Chouinard Gino Chouinard	President Chief Operating Officer	March 27, 2009

/s/ Francisco Puñal Francisco Puñal	Senior Vice President Chief Financial Officer (Chief Accounting Officer)	March 27, 2009

/s/ Paul A Brown Paul A. Brown, M.D.	Director	March 27, 2009

/s/ David J. McLachlan David J. McLachlan	Director	March 27, 2009

/s/ Thomas W. Archibald Thomas W. Archibald	Director	March 27, 2009

/s/ Joseph L. Gitterman III Joseph L. Gitterman III	Director	March 27, 2009

/s/ Michel Labadie Michel Labadie	Director	March 27, 2009

/s/ Bruce Bagni Bruce Bagni	Director	March 27, 2009

/s/ Stephen W. Webster Stephen W. Webster	Director	March 27, 2009

EXHIBIT INDEX

Exhibit
Number	Description

21	List of Subsidiaries

23	Consent of the Independent Registered Public Accountants

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002