Form 10-Q
period 2009-03-28
HEARUSA INC
filed 2009-05-12
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
if Changed Since Last Report
Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 7, 2009, 44,339,819 shares of the Registrant’s Common Stock and 497,145 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	March 28,	December 27,
	2009	2008
	(Dollars in thousands, except for par values)
ASSETS (Notes 3 and 9)

Current assets
Cash and cash equivalents	$3,084	$3,553
Accounts and notes receivable, less allowance for doubtful accounts of $552 and $506	7,050	7,371
Inventories	1,669	1,682
Prepaid expenses and other	893	502

Total current assets	12,696	13,108
Property and equipment, net (Note 2)	5,140	4,876
Goodwill (Note 2)	67,869	65,953
Intangible assets, net (Note 2)	15,673	15,630
Deposits and other	838	810
Restricted cash and cash equivalents	224	224

Total Assets	$102,440	$100,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,269	$5,011
Accrued expenses	2,611	3,208
Accrued salaries and other compensation	3,429	3,713
Current maturities of long-term debt	7,214	6,915
Dividends payable	35	34

Total current liabilities	21,558	18,881

Long-term debt (Notes 3 and 6)	48,474	49,099
Deferred income taxes	7,519	7,284

Total long-term liabilities	55,993	56,383

Commitments and contingencies	—	—

Stockholders’ equity (Note 7)
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 44,861,290 and 44,828,384 shares issued	4,486	4,483
Additional paid-in capital	137,108	136,924
Accumulated deficit	(116,880)	(116,360)
Accumulated other comprehensive income	1,019	1,249
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Noncontrolling interest	1,641	1,526

Total Stockholders’ Equity	24,889	25,337

Total Liabilities and Stockholders’ Equity	$102,440	$100,601

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
(unaudited)

	March 28,	March 29,
	2009	2008
	(Dollars in thousands, except per share amounts)
Net revenues
Hearing aids and other products	$24,128	$26,680
Services	1,947	2,008

Total net revenues	26,075	28,688

Operating costs and expenses
Hearing aids and other products (Note 3)	6,623	7,588
Services	545	545

Total cost of products sold and services excluding depreciation and amortization	7,168	8,133

Center operating expenses	12,950	14,023
General and administrative expenses (Note 7)	4,077	4,759
Depreciation and amortization	648	662

Total operating costs and expenses	24,843	27,577

Income from operations	1,232	1,111
Non-operating income (expenses)
Interest income	—	16
Interest expense (Notes 2, 3 and 4)	(1,351)	(1,241)

Loss from continuing operations before income tax expense	(119)	(114)
Income tax expense	(251)	(200)

Net loss	(370)	(314)
Net income attributable to noncontrolling interest	(115)	(336)

Net loss — controlling interest	(485)	(650)
Dividends on preferred stock	(35)	(35)

Net loss — controlling interest applicable to common stockholders	$(520)	$(685)

Net loss — controlling interest applicable to common stockholders per common share — basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares of common stock outstanding — basic and diluted	44,818	38,588

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 28, 2009 and March 29, 2008
(unaudited)

	March 28,	March 29,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(370)	$(314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization	—	105
Depreciation and amortization	648	662
Employee and director stock-based compensation	190	222
Provision for doubtful accounts	147	120
Deferred income tax expense	251	200
Interest on discounted notes payable	93	134
Principal payments on long-term debt made through rebate credits	(835)	(991)
Other	2	67
(Increase) decrease in:
Accounts and notes receivable	93	(885)
Inventories	11	(73)
Prepaid expenses and other	(226)	(224)
Increase (decrease) in:
Accounts payable and accrued expenses	2,694	3,119
Accrued salaries and other compensation	(280)	446

Net cash provided by operating activities	2,418	2,588

Cash flows from investing activities
Purchase of property and equipment	(339)	(311)
Business acquisitions	(1,341)	(683)

Net cash used in investing activities	(1,680)	(994)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	779
Principal payments on long-term debt	(1,210)	(1,306)
Principal payments on subordinated notes	—	(440)
Proceeds from the exercise of employee options	—	129
Dividends paid on preferred stock	(35)	(35)
Dividends on noncontrolling interest	—	(591)

Net cash used in financing activities	(1,245)	(1,464)

Effects of exchange rate changes on cash	38	98

Net (decrease) increase in cash and cash equivalents	(469)	228
Cash and cash equivalents at the beginning of period	3,553	3,369

Cash and cash equivalents at the end of period	$3,084	$3,597

Supplemental disclosure of cash flows information:
Cash paid for interest	$156	$270

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(835)	$(991)

Issuance of notes payable in exchange for business acquisitions	$1,217	$472

Issuance of capital lease in exchange for property and equipment	$254	$—

Conversion of accounts payable to notes payable	$—	$1,543

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2008.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of March 28, 2009, the Company had a network of 209 company-owned hearing care centers in ten states and the Province of Ontario, Canada. The Company sold 31 company-owned hearing care centers in the Province of Ontario, Canada in April 2009 (see Note 9 — Subsequent Event). The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first quarter of 2009 and 2008, the Company’s fifty percent owned joint venture, HEARx West, generated net income of approximately $230,000 and $672,000, respectively. Since the Company is the general manager of Hearx West and its day to day operations, the Company has significant control over the joint venture. Therefore, the accounts of Hearx West, LLC and its wholly owned subsidiary, Hearx West, Inc., are consolidated in these financial statements.
According to the Company’s agreement with its joint venture partners, the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc., the Company had included in its statement of operations 100% of the losses incurred by the joint venture since its inception and then received 100% of the net income of the joint venture until the accumulated deficit was eliminated which occurred at the end of the second quarter of 2006. From the second quarter of 2006 through December 27, 2008, the Company recorded 50% of the joint venture’s net income as minority interest in income of consolidated joint venture in the company’s consolidated statement of operations with a corresponding liability in its consolidated balance sheet. As a result of adopting Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (see Note 5 below), on December 28, 2008, the Company now records 50% of the joint venture’s net income as income attributable to noncontrolling interests, in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Common stock equivalents for convertible debt, preferred stock, outstanding options and warrants to purchase common stock, of approximately 342,295 and 7.5 million, respectively, were excluded from the computation of net loss — controlling interest per common share — diluted at March 28, 2009 and March 29, 2008 because they were anti-dilutive. For purposes of computing net loss — controlling interest applicable to common stockholders per common share — basic and diluted, for the quarters ended March 28, 2009 and March 29, 2008, respectively, the weighted average number of shares of common stock outstanding includes the effect of the 497,145 and 534,761, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 28,	March 29,
Dollars in thousands	2009	2008
Net loss for the period	$(370)	$(314)
Other comprehensive income (loss):
Foreign currency translation adjustments	(230)	(11)

Comprehensive loss for the period	$(600)	$(325)

2. Business Acquisitions and goodwill impairment
During the first quarter of 2009, the Company acquired the assets of nine hearing care centers in Michigan, and California in two separate transactions. Consideration paid was cash of approximately $1.3 million and notes payable with an estimated fair value of approximately $1.2 million. The Company has recorded its preliminary purchase price allocation using the fair values of the assets acquired based on management’s best estimates. Accordingly, the following estimates may change as further information becomes available. The acquisitions resulted in additions to goodwill of approximately $2.1 million, fixed assets of approximately $67,000 and customer lists and non-compete agreements of approximately $361,000. The notes payable bear interest at rates varying from 5% to 6% and have been discounted to a market rate of 10%. The Notes are payable in quarterly installments varying from $3,000 to $71,000, plus accrued interest, through December 2012. In connection with these acquisitions, the Company drew approximately $863,000 on its acquisition line of credit with Siemens (see Note 3 — Long-term Debt), during the year ended December 27, 2008. The operating results of these acquired businesses are included in our financial statements from the effective date of the acquisition, December 30, 2008. These acquisitions are not considered material to our results of operations, either individually, or in the aggregate, and therefore, no pro forma information is presented.
We account for business acquisitions using the purchase method of accounting. As of December 28, 2008 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 31, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
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
A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter, and the latest annual test in 2008 indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted exchange market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows.
If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. The second step of the goodwill impairment test compares the implied fair value of the reporting units goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is the fair value of the reporting unit allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting until was the purchase price paid to acquire the reporting unit. Significant changes in key assumptions about the business and its prospects, or changes in market conditions, stock price, interest rates or other externalities, could result in an impairment charge.
The Company’s market capitalization was approximately $17.3 million in December 2008, which is substantially lower than the Company’s estimated combined fair values of its three reporting units. The Company has completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price in December 2008). We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:
•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures are in place given the global financial and economic crisis.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
At March 28, 2009 the Company’s market capitalization of $21.1 million was below the book value of its three reporting units. Therefore, we again performed a Step 1 goodwill impairment assessment, which indicated no impairment. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share continue to exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.
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
3. Long-term Debt
Long-term debt consists of the following:

	March 28,	December 27,
Dollars in thousands	2009	2008

Notes payable to Siemens
Tranche B	$5,374	$5,552
Tranche C	40,454	41,109

Total notes payable to Siemens	45,828	46,661
Notes payable from business acquisitions and other	9,860	9,353

	55,688	56,014
Less current maturities	7,214	6,915

	$48,474	$49,099

The approximate aggregate maturities of principal on long-term debt obligations, net of discounts are as follows (dollars in thousands):
For the twelve months ended March:

2010	$7,214
2011	5,592
2012	4,635
2013	3,007
2014 and thereafter	35,240
Notes payable to Siemens
On December 23, 2008, the Company entered into a Third Amendment to Credit Agreement (Credit Agreement Amendment), Second Amendment to Supply Agreement (Supply Agreement Amendment), Amendment No. 2 to Amended and Restated Security Agreement, a Second Amendment to Investor Rights Agreement (“Investor Rights Amendment”) (collectively the “Amendments”) and a Siemens Purchase Agreement with Siemens Hearing Instruments, Inc. “Siemens”. The Company and Siemens are parties to a Second Amended and Restated Credit Agreement dated December 30, 2006, as amended by a First Amendment to Credit Agreement dated as of June 27, 2007 and a Second Amendment to Credit Agreement and First Amendment to Investor Rights Agreement and Supply Agreement dated September 28, 2007 (the “2007 Amendments”) (as amended, the “Credit Agreement”), an Amended and Restated Supply Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Supply Agreement”) and an Investor Rights Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Investor Rights Agreement’).

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If the minimum purchase requirement of the Supply Agreement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the Credit facility.
In the Amendments and the Siemens Purchase Agreement the parties agreed to the following:
•
The previous amendment of the Credit Agreement called for cash payments of $7.2 million in December 2008 on Tranches D and E and quarterly principal payments of $500,000 on Tranche C. The Amendment transferred the amounts due under Tranches D and E to Tranche C. Providing the Company meets the purchase requirements in the Supply Agreement, all repayments on both Tranches can now be self-liquidating with the rebates.

•
Approximately $3.8 million of outstanding debt under the supply agreement was converted into 6.4 million shares of the Company’s Common Stock at a conversion price of $0.60 per share. The equity conversion provisions of the credit agreement were eliminated from the Credit Agreement.

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
Financing and rebate arrangement
The revolving credit facility is a line of credit of $50 million that bears interest at 9.5% and is secured by substantially all of the Company’s assets. Approximately $45.8 million was outstanding at March 28, 2009. Approximately $5.4 million has been borrowed under Tranche B for acquisitions and $40.4 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens’ units sold by the acquired business plus interest. Amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aids sold by the Company in the United States are Siemens’ products.
The credit facility also requires the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 50% of the proceeds of any net asset sales as defined and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first quarter of 2009 or fiscal 2008.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Rebate credits on product sales
Rebates are accounted for as a reduction of cost of products sold. If the Company does not maintain the 90% sales requirement, rebates are not earned and the quarterly payments must be made in cash. The 90% requirement is computed on a cumulative twelve month calculation. The Company has met the 90% requirement since inception of the Credit Agreement. Approximately $34.1 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal on Tranches B and C and are recorded as a reduction in cost of products sold. Volume rebates of $156,250 and $312,500 were recorded in the first quarter of 2009 and 2008, respectively.
The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Three months ended
	March 28,	March 29,
Dollars in thousands	2009	2008

Portion applied against quarterly principal payments	$835	$991
Portion applied against quarterly interest payments	1,085	698

	$1,920	$1,689

Investor and other rights arrangement
Pursuant to the amended Investor Rights Agreement, the Company granted Siemens resale registration rights for the common stock acquired under the Siemens Purchase Agreement. The Company is not liable for liquidating damages or penalties related to the registration rights.
In addition, for a period of 18 months following the December 23, 2008 amendment, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to issue capital or if there is a change of control transaction involving a person in the hearing aid industry. Thereafter, Siemens will have a more limited right of first refusal and preemptive rights for the life of the agreement. The Siemens’ credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. At March 28, 2009 the Company was in compliance with the Siemens loan covenants.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers totaling approximately $8.8 million at March 28, 2009 (payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bearing interest at rates varying from 5% to 7%). The notes have been discounted to market rates ranging from 9.5% to 10%. Other notes payable relate mostly to capital leases totaling approximately $1.1 million at March 28, 2009, payable in monthly or quarterly installments varying from $1,000 to $10,000 over periods varying from 1 to 3 years and bear interest at rates varying from 4.6% to 16.3%.
4. Subordinated Notes and Warrants
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring in August 2010. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date for this transaction was $1.63 per share. The notes bore interest at 7% per annum. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The notes were subordinate to the Siemens notes payable. The Subordinated Notes were paid in full in August of 2008.
During the first quarter of 2008 approximately $121,000 in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $69,000.
5. Noncontrolling Interest
SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.
We adopted the provisions of SFAS 160 for fiscal years beginning December 28, 2008.
A reconciliation of noncontrolling interest of our subsidiary Hearx West, LLC for the quarter ended March 28, 2009 is as follows:

Amount
(thousands)
Balance at December 28, 2008	$1,526
Joint venture earnings	115
Dividends to joint venture partners	—

Balance at March 28, 2009	$1,641

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
6. Fair Value
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements.
We adopted the provisions of SFAS 157 for fiscal years beginning December 30, 2007, except as it applies to nonfinancial assets and nonfinancial liabilities which we adopted December 28, 2008. The book values of cash equivalents approximate their respective fair values due to the short-term nature of these instruments. These are Level 1 in the fair value hierarchy.
SFAS No. 157 prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
As of March 28, 2009 and December 27, 2008, the fair value of the Company’s long-term debt is estimated at approximately $55.7 million and $56.0 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
On December 28, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets or Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have an effect on our financial position or results of operations.
The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported.
7. Stock-based Compensation
Under the terms of the Company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense totals approximately $190,000 and $222,000 in the first quarter of 2009 and 2008, respectively.
During the three months ended March 28, 2009, we granted options to purchase 800,000 shares of our common stock to certain employees. These options have an exercise price of $0.53 per share and vest 25% on each anniversary of the date of grant over four years. The weighted-average grant-date fair value of the option grants was approximately $360,000 for the three months ended March 28, 2009. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

Three Months Ended
March 28, 2009
Risk free interest rate	2.78%
Expected life in years	10
Expected volatility	85%
Weighted average exercise price	$0.53
The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period of at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.
As of March 28, 2009, there was approximately $2.0 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a vesting period of usually three or four years on a straight-line basis.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Stock-based payment award activity
The following table provides additional information regarding options outstanding and options that were exercisable as of March 28, 2009 (options and in-the-money values in thousands):

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average	Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 27, 2008	5,356	$1.30		—
Granted	800	0.53
Exercised	—	—		—
Forfeited/expired/cancelled	(111)	1.62		—

Outstanding at March 28, 2009	6,045	$1.19	6.43	$108

Exercisable at March 28, 2009	3,693	$1.17	4.62	$108

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 28, 2009. As of March 28, 2009, the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $12,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the three months ended March 28, 2009 is presented below:

		Weighted
		Average
		Grant-
		Date
	Shares	Fair
	(in thousands)	Value
Non-vested at December 27, 2008	1,552	$1.59
Granted	800	$0.53

Vested	—	—

Forfeited unvested	—	—

Non-vested at March 28, 2009	2,352	$1.23

Restricted stock units
The Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and 2007 Incentive Compensation Plan in 2008. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Some restricted stock units vest ratably over a period of years, and some are performance based and therefore subject to forfeiture if certain performance criteria are not met. The performance-based Restricted Stock Units granted in 2008 were forfeited because the performance targets were not met.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
A summary of the Company’s restricted stock unit activity and related information for the three months ended March 28, 2009 is as follows:

	Service-based	Performance-Based
	Restricted Stock Units (1)	Restricted Stock Units (1)
Outstanding at December 27, 2008	136,500	230,333
Awarded	—	—
Vested	(45,500)	—
Forfeited	—	(230,333)

Outstanding at March 28, 2009	91,000	—

(1)	Each stock unit represents the fair market value of one share of common stock.
Based on the closing price of the Company’s common stock of $0.47 on March 28, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was approximately $43,000.
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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
The following is the Company’s segment information:

Dollars in thousands	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
3 months ended March 28, 2009	$24,111	$17	—	—	$24,128
3 months ended March 29, 2008	$26,651	$29	—	—	$26,680

Service revenues
3 months ended March 28, 2009	$1,352	$—	$595	—	$1,947
3 months ended March 29, 2008	$1,383	$—	$625	—	$2,008

Income (loss) from operations
3 months ended March 28, 2009	$5,160	$(28)	$315	$(4,215)	$1,232
3 months ended March 29, 2008	$5,519	$(50)	$514	$(4,872)	$1,111

3 months ended March 28, 2009
Depreciation and amortization	$510	—	$—	$138	$648
Total assets	$86,209	—	$935	$15,296	$102,440
Capital expenditures	$339	—	—	$—	$339

3 months ended March 29, 2008
Depreciation and amortization	$549	—	$—	$113	$662
Total assets	$82,430	—	$933	$18,823	$102,186
Capital expenditures	$276	—	—	$35	$311
Hearing aids and other products revenues consisted of the following:

	Three months ended
	March 28,	March 29,
	2009	2008
Hearing aid revenues	95.0%	95.4%
Other products revenues	5.0%	4.6%
Services revenues consisted of the following:

	Three months ended
	March 28,	March 29,
	2009	2008
Hearing aid repairs	46.5%	44.1%
Testing and other income	53.5%	55.9%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Three months ended
	March 28,	March 29,
Dollars in thousands	2009	2008
General and administrative expense	$4,077	$4,759
Corporate depreciation and amortization	138	113

Corporate loss from operations	$4,215	$4,872

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
Information concerning geographic areas:
As of and for the quarters ended March 28, 2009 and March 29, 2008:

	United States	Canada	United States	Canada
Dollars in thousands	2009	2009	2008	2008

Hearing aid and other products revenues	$20,907	$3,221	$22,919	$3,761
Service revenues	1,815	132	1,841	167
Long-lived assets	76,462	13,282	68,740	16,293
Total assets	86,502	15,938	82,573	19,613
9. Subsequent event
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company. The Seller and Canada entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Helix Hearing Inc. (the “Purchaser”) an unrelated company. Pursuant to the Purchase Agreement, the Purchaser purchased substantially all of the assets of the Seller, including all of the issued and outstanding shares of Canada, with certain exceptions as set forth in the Purchase Agreement (the “Asset Sale”). These assets constitute substantially all of the assets and operations of HearUSA in Canada. In exchange, the Purchaser paid $28.6 million Canadian dollars (approximately $23.7 million U.S. dollars at the opening exchange rate on April 27, 2009; all other amounts referenced herein are in U.S. dollars converted from Canadian dollars at the opening exchange rate on April 27, 2009), which amount is subject to adjustment under the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, a portion of the purchase price will be paid to trade creditors of the Seller and approximately $828,000 will be held in escrow for up to 180 days pending any future claims under the Purchase Agreement.
The Seller made customary representations and warranties in the Purchase Agreement regarding legal and business matters of the Seller and Canada. Additionally, HearUSA agreed to guarantee the obligations of the Seller under the Purchase Agreement, an escrow agreement and an accounts receivable trust agreement.
The Seller and HearUSA also entered into a Noncompetition Agreement with the Purchaser pursuant to which the Seller and HearUSA agreed not to directly or indirectly compete in the business of marketing, distributing and selling hearing aids to product end-users in Canada for a period of five years.
On April 27, 2009, in connection with the execution of the Purchase Agreement and the completion of the Asset Sale, HearUSA entered into a Support and Management Services Agreement (the “Support Agreement”) with the Purchaser to provide certain ongoing services to the Purchaser for 18 months. Pursuant to the Support Agreement, HearUSA will provide training, installation and support services for 18 months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to 9 months for quarterly payments totaling approximately $331,000.
Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million of its fee over 18 months for training, installation and support services under the Support Agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the Asset Sale.
The fees earned from these services will be accounted for as a reduction of general and administrative expenses in future periods, as the services are provided.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
On April 24, 2009, in contemplation of the execution of the Purchase Agreement and the completion of the Asset Sale, HearUSA entered into a License Agreement with the Seller, which was assigned to the Purchaser as part of the Asset Sale on April 27, 2009. Pursuant to the License Agreement, HearUSA granted to the Seller a perpetual, non-transferable, non-exclusive license to use proprietary customer management software related to the operation of the business acquired by the Purchaser in the Asset Sale. The license is valid for use by the Purchaser in Canada.
HearUSA expects proceeds of approximately $20.0 million in cash from these transactions after the settlement of the remaining Canadian liabilities, taxes, transaction costs and closing adjustments. The Company is required to use approximately 50% of these proceeds to pay down debt to Siemens pursuant to the Credit Agreement.
As of March 28, 2009, this transaction was not yet considered probable, therefore, the assets and liabilities included in the Asset Sale are included in as held and used, and the operations are included in continuing operations in the accompanying consolidated financial statements. The following are the approximate amounts of major classes of assets and liabilities included in the sale of the business that are included in the Consolidated Balance Sheet as of March 28, 2009:

March 28,
2009
Current Assets	$2,571
Property and equipment	455
Goodwill	16,747
Intangible assets, net	2,685
Current liabilities	108
Deferred income taxes	1,126
10. Liquidity
The working capital deficit increased $3.1 million to $8.9 million at March 28, 2009 from $5.8 million at December 27, 2008. The increase in the deficit is attributable to an increase in accounts payable of approximately $3.3 million resulting from the conversion of $10.0 million in Siemens accounts payable, to indebtedness and common stock as part of the December 23, 2008 amendments to the Siemens Credit Agreement.
In the first quarter of 2009, the Company generated income from operations of approximately $1.2 million (including approximately $190,000 of non-cash other employee stock-based compensation expense and approximately $264,000 of amortization of intangible assets) compared to $1.1 million (including approximately $720,000 in accrued compensation expense and $91,000 in non-cash stock based compensation related to Dr. Brown’s retirement, $123,000 of non-cash other employee stock-based compensation and approximately $291,000 of amortization of intangible assets) in the first quarter of 2008. Cash and cash equivalents as of March 28, 2009 were approximately $3.1 million. The working capital deficit of $8.9 million includes approximately $2.7 million representing the current maturities of the long-term debt to Siemens which are anticipated to be repaid through rebate credits.
The Company believes that current cash and cash equivalents, including the net proceeds from the sale of the Company’s Canadian operations, and cash flow from continuing operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The Company will provide the required disclosures after the effective date of the statement.
In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position is effective for us beginning December 28, 2008 and applies to business combinations completed on or after that date.
Effective December 28, 2008, we adopted the provisions of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 appliers to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The impact of adopting EIFT 07-05 was not significant to our consolidated financial statements.

Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; expectation that its cost saving measures will achieve a total cost savings of more than $8.0 million on an annualized basis; and its expectation concerning the proceeds from the Canadian sale transaction. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in this report and in the Company’s annual report on Form 10-K for fiscal 2008 filed with the Securities and Exchange Commission.
RECENT DEVELOPMENTS
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company. The Seller and Canada entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Helix Hearing Inc. (the “Purchaser”) an unrelated company. Pursuant to the Purchase Agreement, the Purchaser purchased substantially all of the assets of the Seller, including all of the issued and outstanding shares of Canada, with certain exceptions as set forth in the Purchase Agreement (the “Asset Sale”). These assets constitute substantially all of the assets and operations of HearUSA in Canada. In exchange, the Purchaser paid $28.6 million Canadian dollars (approximately $23.7 million U.S. dollars at the opening exchange rate on April 27, 2009; all other amounts referenced herein are in U.S. dollars converted from Canadian dollars at the opening exchange rate on April 27, 2009), which amount is subject to adjustment under the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, a portion of the purchase price will be paid to trade creditors of the Seller and approximately $828,000 will be held in escrow for up to 180 days pending any future claims under the Purchase Agreement.
The Seller and HearUSA also entered into a Noncompetition Agreement with the Purchaser pursuant to which the Seller and HearUSA agreed not to directly or indirectly compete in the business of marketing, distributing and selling hearing aids to product end-users in Canada for a period of five years.
On April 27, 2009, in connection with the execution of the Purchase Agreement and the completion of the Asset Sale, HearUSA entered into a Support and Management Services Agreement (the “Support Agreement”) with the Purchaser to provide certain ongoing services to the Purchaser for 18 months. Pursuant to the Support Agreement, HearUSA will provide training, installation and support services for 18 months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to 9 months for quarterly payments totaling approximately $331,000.
Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million of its fee over 18 months for training, installation and support services under the Support Agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the Asset Sale.
The fees earned from these services will be accounted for as a reduction of general and administrative expenses in future periods, as the services are provided.
On April 24, 2009, in contemplation of the execution of the Purchase Agreement and the completion of the Asset Sale, HearUSA entered into a License Agreement with the Seller, which was assigned to the Purchaser as part of the Asset Sale on April 27, 2009. Pursuant to the License Agreement, HearUSA granted to the Seller a perpetual, non-transferable, non-exclusive license to use proprietary customer management software related to the operation of the business acquired by the Purchaser in the Asset Sale. The license is valid for use by the Purchaser in Canada.
HearUSA expects proceeds of approximately $20.0 million in cash from these transactions after the settlement of the remaining Canadian liabilities, taxes, transaction costs and closing adjustments. The Company is required to use approximately 50% of these proceeds to pay down debt to Siemens pursuant to the Credit Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
For the three months ended March 28, 2009 compared to the three months ended March 29, 2008
Revenues

Dollars in thousands	2009	2008	Change	% Change
Hearing aids and other products	$24,128	$26,680	$(2,552)	(9.6)%
Services	1,947	2,008	(61)	(3.0)%

Total net revenues	$26,075	$28,688	$(2,613)	(9.1)%

	2009	2008	Change	% Change
Revenues from centers acquired in 2008 (1)	$1,514	$—	$1,514	5.3%
Revenues from centers acquired in 2009	235	—	235	0.8%

Revenues from acquired centers	1,749	—	1,749	6.1%
Revenues from comparable centers (2)	24,326	28,688	(4,362)	(15.2)%

Total net revenues	$26,075	$28,688	$(2,613)	(9.1)%

(1)
Represents that portion of revenues from the 2008 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2008 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment as well as the impact of fluctuation of the Canadian exchange rate.
The $2.6 million or 9.1% decrease in net revenue from the first quarter 2008 is principally a result of a decline in organic revenue as a result of worsening general economic conditions, which management believes is resulting in customers putting off purchases like hearing aids or purchasing less expensive models.

Cost of Products Sold and Services

Dollars in thousands	2009	2008	Change	%
Hearing aids and other products	$6,623	$7,588	$(965)	(12.7)%
Services	545	545	—	0.0%

Total cost of products sold and services	$7,168	$8,133	$(965)	(11.9)%

Percent of total net revenues	27.5%	28.3%	(0.9)%	(3.0)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2009	2008	Change	%
Base required payments on Tranche C forgiven	$656	$818	$(162)	(19.8)%
Required payments of $65 per Siemens unit from acquired centers on Tranche B forgiven	179	173	6	3.5%
Interest on Tranches B and C forgiven	1,085	698	387	55.4%

Total rebate credits	$1,920	$1,689	$231	13.7%

Percent of total net revenues	7.4%	5.9%	1.5%	25.4%

The $162,000 decline in the base required payments forgiven on Tranche C was due to a decrease in volume rebates earned as a result of a decline in Siemens units sold. The $387,000 increase in interest forgiven is related to an increase in Siemens indebtedness and the fact that all Siemens debt is subject to rebate as a result of the December 23, 2008 amendments.
Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.9% in the first quarter of 2009 compared to 34.2% in the first quarter of 2008.
Expenses

Dollars in thousands	2009	2008	Change	%
Center operating expenses	$12,950	$14,023	$(1,073)	(7.7)%

Percent of total net revenues	49.9%	48.9%	1.0%	2.0%

General and administrative expenses	$4,077	$4,759	$(682)	(14.3)%

Percent of total net revenues	15.7%	16.6%	(0.9)%	(5.4)%

Depreciation and amortization	$648	$662	$(14)	(2.1)%

Percent of total net revenues	2.5%	2.3%	0.2%	8.7%

The decrease in center operating expenses in the first quarter of 2009 is attributable to decreases of approximately $503,000 related to incentive compensation due to the decline in revenues, approximately $697,000 due to a net reduction in staffing, approximately $341,000 related to decreased regional management expenses and decreases in gross marketing costs of approximately $404,000. The decrease in staffing, regional management, marketing, and a portion of the decrease in incentive compensation costs are the result of the company’s cost containment measures. These were partially offset by additional expenses of approximately $907,000 related to acquired centers owned less than twelve months. Center operating expenses as a percent of total net revenues increased from 48.9% in the first quarter of 2008 to 49.9% in the first quarter of 2009 principally as a result of the decrease in organic sales. The operating expenses of the acquired centers were 52.0% of the related net revenues during the first quarter of 2009.
General and administrative expenses decreased by approximately $682,000 in the first quarter of 2009 as compared to the first quarter of 2008. This decrease is the result of $811,000 of severance costs recorded in the first quarter of 2008, partially offset by increases in wages.
The Company has identified cost saving measures that by the end of the fiscal year are expected to achieve a total cost savings of more than $8.0 million on an annualized basis. Included in these measures is a 5% temporary across the board reduction of salaries to be implemented in May 2009.
Depreciation was $384,000 in the first quarter of 2009 and $371,000 in the first quarter of 2008. Amortization expense was $264,000 in the first quarter of 2009 and $291,000 in the first quarter of 2008.

Interest Expense

Dollars in thousands	2009	2008	Change	%
Notes payable from business acquisitions and others (1)	$266	$242	$24	9.9%
Siemens Tranches B and C — interest forgiven (2)	1,085	698	387	55.4%
Siemens Tranche D	—	180	(180)	(100.0)%
2005 Subordinated Notes (3)	—	121	(121)	(100.0)%

Total interest expense	$1,351	$1,241	$110	8.9%

	2009	2008	Change	%
Total cash interest expense (4)	$173	$340	$(167)	(49.1)%
Total non-cash interest expense (5)	1,178	901	277	30.7%

Total interest expense	$1,351	$1,241	$110	8.9%

(1)
Includes $93,000 and $134,000 in the first quarter of 2009 and 2008, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 3 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	Includes $69,000 in 2008 of non-cash debt discount amortization (see Note 4 — Subordinated Notes and Warrant, Notes to Consolidated Financial Statements included herein).

(4)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and the cash interest paid to Siemens on the Siemens Trance D loans

(5)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, Tranches B and C and 2005 Subordinated Notes related to the debt discount amortization.

The increase in interest expense in the first quarter of 2009 is attributable to increases in the Siemens loan balances following additional draws on the line of credit throughout 2008.
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
During the first quarter of 2009, the Company recorded a deferred tax expense of approximately $210,000 compared to approximately $200,000 in the first quarter of 2008 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized. Tax deductible goodwill with a balance of approximately $35.3 million at March 28, 2009 and $33.2 million at December 27, 2008, will continue to increase as we continue to purchase the assets of businesses.
Generally, for tax purposes goodwill acquired in an asset-based United States acquisition is deducted over a 15 year period. Goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

Net Income attributable to noncontrolling interest
During the first quarter of 2009 and 2008, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $230,000 and $672,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first quarter of 2009 and 2008 was approximately $115,000 and $336,000, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Siemens Transaction
On December 23, 2008, the Company entered into a Third Amendment to Credit Agreement (Credit Agreement Amendment), Second Amendment to Supply Agreement (Supply Agreement Amendment), Amendment No. 2 to Amended and Restated Security Agreement, a Second Amendment to Investor Rights Agreement (“Investor Rights Amendment”) (collectively the “Amendments”) and a Siemens Purchase Agreement with Siemens Hearing Instruments, Inc. (Siemens). The Company and Siemens are parties to a Second Amended and Restated Credit Agreement dated December 30, 2006, as amended by a First Amendment to Credit Agreement dated as of June 27, 2007 and a Second Amendment to Credit Agreement and First Amendment to Investor Rights Agreement and Supply Agreement dated September 28, 2007 (the “2007 Amendments”) (as amended, the “Credit Agreement”), an Amended and Restated Supply Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Supply Agreement”) and an Investor Rights Agreement dated December 30, 2006, as amended by the 2007 Amendments (as amended, the “Investor Rights Agreement’).
Pursuant to the Siemens agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If the minimum purchase requirement of the Supply Agreement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the Credit Agreement.
In the Amendments and the Siemens Purchase Agreement the parties agreed to the following:
•
The previous amendment of the Credit Agreement called for cash payments of $7.2 million in December 2008 on Tranches D and E and quarterly principal payments of $500,000 on Tranche C. The Amendment transferred the amounts due under Tranches D and E to Tranche C. Providing the Company meets the purchase requirements in the Supply Agreement, all repayments on both Tranches can now be self-liquidating with the rebates.

•
Approximately $3.8 million of outstanding debt under the supply agreement was converted into 6.4 million shares of the Company’s Common Stock at a conversion price of $0.60 per share. The equity conversion provisions of the credit agreement were eliminated from the Credit Agreement.

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

Financing and rebate arrangement
The revolving credit facility is a line of credit of $50 million that bears interest at 9.5% and is secured by substantially all of the Company assets. Approximately $45.8 million was outstanding at March 28, 2009. Approximately $5.4 million has been borrowed under Tranche B for acquisitions and $40.4 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Amounts borrowed under Tranche B are repaid quarterly at a rate of $65 per Siemens’ units sold by the acquired business plus interest. Amounts borrowed under Tranche C are repaid quarterly at $500,000 plus interest. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units sold by the Company are Siemens’ products.
The credit facility also requires the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement), and by paying Siemens 50% of the proceeds of any net asset sales as defined or 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first quarter of 2009 or fiscal 2008.
Rebate credits on product sales
Amounts rebated are accounted for as a reduction of cost of products sold. If the Company does not maintain the 90% sales requirement, those amounts are not rebated and quarterly payments must be made. The 90% requirement is computed on a cumulative twelve month calculation. Approximately $34.1 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal and interest on Tranches B and C and are recorded as a reduction in cost of products sold. Volume rebates of $156,250 and $312,500 were recorded in the first quarter of 2009 and 2008, respectively.
The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of
	Units Sold in the U.S. are from Siemens (1)
	Quarterly Siemens Unit Sales Compared to Prior Years’ Comparable Quarters
	90% but < 95%	95% to 100%	> 100% < 125%	125% and >

Tranche B Rebate (2)	$65/ unit	$65/ unit	$65/ unit	$65/ unit
	Plus	Plus	Plus	Plus

Tranche C Rebate	$500,000	$500,000	$500,000	$500,000

Additional Volume Rebate	—	156,250	312,500	468,750

Interest Forgiveness Rebate (3)	1,187,500	1,187,500	1,187,500	1,187,500

	$1,687,500	$1,843,750	$2,000,000	$2,156,250

(1)	Calculated using trailing twelve month units sold by the Company

(2)	Siemens units sold by acquired businesses ($65 per unit)

(3)	Assuming the first $50 million portion of the line of credit is fully utilized

Investor and other rights arrangement
Pursuant to the amended Investor Rights Agreement, the Company granted Siemens resale registration rights for the common stock acquired under the Siemens Purchase Agreement. The Company is not liable for liquidating damages or penalties related to the registration rights provisions of this agreement.
In addition, for a period of 18 months following the December 23, 2008 amendment, the Company has granted to Siemens certain rights of first refusal in the event the Company chooses to issue capital or if there is a change of control transaction involving a person in the hearing aid industry. Thereafter, Siemens will have a more limited right of first refusal and preemptive rights for the life of the agreement. The Siemens’ credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with these covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. In addition, a material breach of the supply agreement or a willful breach of certain of the Company’s obligations under the Investor Rights Agreement may be declared to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. At March 28, 2009 the Company was in compliance with the Siemens loan covenants.
Working Capital
The working capital deficit increased $3.1 million to $8.9 million at March 28, 2009 from $5.8 million at December 27, 2008. The increase in the deficit is attributable to an increase in accounts payable of approximately $3.2 million resulting from the conversion of $10.0 million in Siemens accounts payable to indebtedness and common stock as part of the December 23, 2008 amendments.
In the first quarter of 2009, the Company generated income from operations of approximately $1.2 million (including approximately $190,000 of non-cash other employee stock-based compensation expense and approximately $264,000 of amortization of intangible assets) compared to $1.1 million (including approximately $720,000 in accrued compensation expense and $91,000 in non-cash stock based compensation related to Dr. Brown’s retirement, $123,000 of non-cash other employee stock-based compensation and approximately $291,000 of amortization of intangible assets) in the first quarter of 2008. Cash and cash equivalents as of March 28, 2009 were approximately $3.1 million. The working capital deficit of $8.9 million includes approximately $2.7 million representing the current maturities of the long-term debt to Siemens which are anticipated to be repaid through rebate credits.
Cash Flows
Net cash provided by operating activities in the first quarter of 2009 were approximately $2.4 million compared to approximately $2.6 million in the first quarter of 2008.
During the first quarter of 2009, cash of approximately $1.3 million was used to complete the acquisition of centers, an increase of approximately $658,000 over the $683,000 spent on acquisitions in the first quarter of 2008.
In the first quarter of 2009, funds of approximately $1.2 million were used to repay long-term debt.

The Company believes that current cash and cash equivalents, including the proceeds received from the sale of the Company’s Canadian operations and cash flow from continuing operations, at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will not be sufficient. In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls.
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 28, 2009.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
	Total	year	years	Years	years
	$	$	$	$	$
Contractual obligations
Long-term debt (1 and 3)	56,217	7,445	10,525	5,546	32,701

Subtotal of obligations recorded on balance sheet	56,217	7,445	10,525	5,546	32,701
Interest to be paid on long-term debt (2 and 3)	23,192	4,788	8,158	6,829	3,417
Operating leases	18,946	6,672	8,599	2,826	849
Employment agreements	4,135	2,307	1,734	94	—
Purchase obligations (4)	3,711	3,306	405	—	—

Total contractual cash obligations	106,201	24,518	29,421	15,295	36,967

(1)
Approximately $45.8 million can be repaid through rebate credits from Siemens, including $2.7 million in less than 1 year and $5.4 million in years 1-3, $5.0 million in years 4-5 and $32.7 million in more than 5 years.

(2)
Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $4.3 million in less than 1 year and $7.8 million in years 1-3, $6.8 million in years 4-5 and $3.4 million in more than 5 years. Interest repaid through preferred pricing reductions was $1.1 million in the first quarter of 2009. (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 3 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $2.7 million in less than 1 year.

CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:
Business acquisitions and goodwill
We account for business acquisitions using the purchase method of accounting. As of December 28, 2008 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 27, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere in this quarterly report. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and certain intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. Indicators at the Company include, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the Company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If impairment is identified, the Company measures and records the amount of impairment losses. The Company performs its annual analysis on the first day of its fourth quarter.
A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter and the latest annual test in 2008 indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows.
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

The market capitalization of the Company’s stock temporarily declined to approximately $17.3 million in December 2008, which was substantially lower than the Company’s estimated combined fair values of its three reporting units. The Company completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price in December 2008). We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:
•	The Company’s stock is thinly traded;
•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and
•	Previously unseen pressures are in place given the global financial and economic crisis.
At March 28, 2009 the Company’s market capitalization of $21.1 million was below the book value of its three reporting units. Therefore, we again performed a Step 1 goodwill impairment assessment, which indicated no impairment. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our market capitalization again decline below our book value or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.
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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the necessary allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percentage applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $33,000.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued Staff Position No.FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The Company will provide the required disclosures after the effective date of the statement.
In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position is effective for us beginning December 28, 2008 and applies to business combinations completed on or after that date.
Effective December 28, 2008, we adopted the provisions of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 appliers to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The impact of adopting EIFT 07-05 was not significant to our consolidated financial statements.

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

	Fixed Rate	Variable Rate
	9.5%	5% to 16%
	Due February 2015	Other	Total
	$	$	$
	(000’s)	(000’s)	(000’s)
2009	(2,535)	(3,451)	(5,986)
2010	(2,707)	(3,285)	(5,992)
2011	(2,683)	(2,416)	(5,099)
2012	(2,606)	(554)	(3,160)
2013	(2,496)	(154)	(2,650)
Thereafter	(32,801)	—	(32,801)

Total	(45,828)	(9,860)	(55,688)

Estimated fair value	(45,828)	(9,860)	(55,688)

Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 28, 2009. The Company’s chief executive officer and chief financial officer concluded that, as of March 28, 2009, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 12, 2009

/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer
HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and Chief Financial Officer
HearUSA, Inc.

EXHIBIT INDEX

Exhibit
No.	Description
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002