Form 10-Q
period 2009-06-27
HEARUSA INC
filed 2009-08-11
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 7, 2009, 44,339,819 shares of the Registrant’s Common Stock and 497,145 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information

Item 1.	Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	June 27,	December 27,
	2009	2008
	(Dollars in thousands, except for
	par values)
ASSETS (Notes 2 and 4)

Current assets
Cash and cash equivalents	$7,567	$3,553
Short-term marketable securities (Note 7)	9,402	—
Accounts and notes receivable, less allowance for doubtful accounts of $601 and $506	5,243	7,371
Inventories	1,546	1,682
Prepaid expenses and other	699	502

Total current assets	24,457	13,108
Property and equipment, net (Note 4)	4,125	4,876
Goodwill (Notes 2,3 and 4)	51,309	65,953
Intangible assets, net (Notes 2 and 4)	13,173	15,630
Deposits and other	790	810
Restricted cash and cash equivalents	224	224

Total Assets	$94,078	$100,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,710	$5,011
Accrued expenses	4,102	3,208
Accrued salaries and other compensation	3,387	3,713
Current maturities of long-term debt	6,890	6,915
Income taxes payable	1,682	—
Dividends payable	35	34

Total current liabilities	22,806	18,881

Long-term debt (Notes 2,4 and 7)	38,809	49,099
Deferred income taxes	6,875	7,284

Total long-term liabilities	45,684	56,383

Commitments and contingencies

Stockholders’ equity (Note 8)
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 44,861,290 and 44,828,384 shares issued, respectively	4,486	4,483
Additional paid-in capital	137,333	136,924
Accumulated deficit	(115,519)	(116,360)
Accumulated other comprehensive income	—	1,249
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Noncontrolling interest	1,773	1,526

Total Stockholders’ equity	25,588	25,337

Total Liabilities and Stockholders’ Equity	$94,078	$100,601

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Six months ended June 27, 2009 and June 28, 2008
(unaudited)

	June 27,	June 28,
	2009	2008
	(Dollars in thousands, except per
	share amounts)

Net revenues
Hearing aids and other products	$41,560	$46,524
Services	3,829	3,576

Total net revenues	45,389	50,100

Operating costs and expenses
Hearing aids and other products (Note 4)	10,452	12,698
Services	889	1,056

Total cost of products sold and services excluding depreciation and amortization	11,341	13,754

Center operating expenses	22,690	25,456
General and administrative expenses (Note 8)	7,675	8,348
Depreciation and amortization	1,138	1,023

Total operating costs and expenses	42,844	48,581

Income from operations	2,545	1,519
Non-operating income (expenses)
Gain on foreign exchange	375	—
Interest income	—	22
Interest expense (Notes 3, 4 and 5)	(2,589)	(2,449)

Income (loss) from continuing operations before income tax expense	331	(908)
Income tax expense	(420)	(406)

Loss from continuing operations	(89)	(1,314)
Discontinued operations (Note 2)
Income from discontinued operations, net of income tax expense (benefit) of $(261) and $113	1,159	1,637
Gain on sale of discontinued operations	1,632	—
Income tax expense on sale of discontinued operations	(1,546)	—

Income from discontinued operations	1,245	1,637

Net income	1,156	323

Net income attributable to noncontrolling interest	(247)	(692)

Net income (loss) attributable to controlling interest	909	(369)
Dividends on preferred stock	(68)	(69)

Net income (loss) attributable to common stockholders	$841	$(438)

Loss from continuing operations attributable to common stockholders per common share — basic and diluted	$(0.01)	$(0.04)

Net income (loss) attributable to common stockholders per common share — basic	$0.02	$(0.01)

Net income (loss) attributable to common stockholders per common share — diluted	$0.02	$(0.01)

Weighted average number of shares of common stock outstanding — basic	44,837	38,547

Weighted average number of shares of common stock outstanding — diluted	44,837	38,547

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three months ended June 27, 2009 and June 28, 2008
(unaudited)

	June 27,	June 28,
	2009	2008
	(Dollars in thousands, except per
	share amounts)

Net revenues
Hearing aids and other products	$20,653	$23,605
Services	2,014	1,735

Total net revenues	22,667	25,340

Operating costs and expenses
Hearing aids and other products (Note 4)	5,072	6,627
Services	388	551

Total cost of products sold and services excluding depreciation and amortization	5,460	7,178

Center operating expenses	10,908	12,933
General and administrative expenses (Note 8)	3,661	3,617
Depreciation and amortization	588	518

Total operating costs and expenses	20,617	24,246

Income from operations	2,050	1,094
Non-operating income (expenses)
Gain on foreign exchange	375	—
Interest income	—	6
Interest expense (Notes 3, 4 and 5)	(1,252)	(1,232)

Income (loss) from continuing operations before income tax expense and discontinued operations	1,173	(132)
Income tax expense	(210)	(206)

Income (loss) from continuing operations	963	(338)
Discontinued operations (Note 2)
Income from discontinued operations, net of income tax expense (benefit) of $(270) and $113	250	974
Gain on sale of discontinued operations	1,632	—
Income tax expense on gain on sale of discontinued operations	(1,546)	—

Income from discontinued operations	336	974

Net income	1,299	636

Net income attributable to noncontrolling interest	(131)	(356)

Net income attributable to controlling interest	1,168	280
Dividends on preferred stock	(35)	(35)

Net income attributable to common stockholders	$1,133	$245

Income (loss) from continuing operations attributable to common stockholders per common share — basic	$0.02	$(0.02)

Income (loss) from continuing operations attributable to common stockholders per common share — diluted	$0.02	$(0.02)

Net income attributable to common stockholders per common share — basic	$0.03	$0.01

Net income attributable to common stockholders per common share — diluted	$0.03	$0.01

Weighted average number of shares of common stock outstanding — basic	44,837	38,562

Weighted average number of shares of common stock outstanding — diluted	45,340	38,562

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash flows
(unaudited)

	June 27,	June 28,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$1,156	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount amortization	—	177
Depreciation and amortization	1,272	1,288
Gain on foreign exchange	(375)	—
Gain on sale of discontinued operations, net of tax expense	(86)	—
Employee and director stock-based compensation	398	384
Provision for doubtful accounts	259	271
Deferred income tax expense	420	519
Interest on discounted notes payable	172	263
Principal payments on long-term debt made through rebate credits	(1,660)	(1,976)
Other	14	64
(Increase) decrease in:
Accounts and receivable	(16)	(572)
Inventories	(15)	(43)
Prepaid expenses and other	(28)	(189)
Increase (decrease) in:
Accounts payable and accrued expenses	2,641	3,325
Accrued salaries and other compensation	(255)	491

Net cash provided by operating activities	3,897	4,325

Cash flows from investing activities
Purchase of property and equipment	(394)	(807)
Purchase of intangible assets	(157)	—
Net proceeds from sale of Canada assets	22,046	—
Net purchases of short-term marketable securities	(9,402)	—
Business acquisitions	(1,313)	(2,745)

Net cash used in investing activities	10,780	(3,552)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3,311
Principal payments on long-term debt	(2,406)	(2,406)
Principal payments on Siemens debt	(8,097)	—
Principal payments on subordinated notes	—	(880)
Proceeds from the exercise of employee options	—	146
Dividends paid on preferred stock	(68)	(69)
Dividends paid to noncontrolling interest	—	(759)

Net cash used in financing activities	(10,571)	(657)

Effects of exchange rate changes on cash	(92)	9

Net (decrease) increase in cash and cash equivalents	4,014	125
Cash and cash equivalents at the beginning of period	3,553	3,369

Cash and cash equivalents at the end of period	$7,567	$3,494

Supplemental disclosure of cash flows information:
Cash paid for interest	$295	$689

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(1,660)	$(1,976)

Issuance of notes payable in exchange for business acquisitions	$1,217	$2,328

Issuance of capital lease in exchange for property and equipment	$272	$22

Conversion of accounts payable to notes payable	$—	$2,843

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009. We have evaluated subsequent events for recognition or disclosure through August 12, 2009, which was the date we filed this Form 10-Q with the SEC. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2008.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. As of June 27, 2009, the Company had a network of 178 company-owned hearing care centers in ten states. The Company sold 31 company-owned hearing care centers in the Province of Ontario, Canada in April 2009. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first six months of 2009 and 2008, the Company’s fifty percent owned joint venture, HEARx West, generated net income of approximately $461,000 and $1.4 million, respectively. Since the Company is the general manager of HEARx West and managing its day to day operations, the Company has significant control over the joint venture. Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc., are consolidated in these financial statements.
The Company’s joint venture partners are the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc. The Company recorded 50% of the joint venture’s net income as minority interest in income of consolidated joint venture in the company’s consolidated statement of operations with a corresponding liability in its consolidated balance sheet through December 27, 2008. As a result of adopting Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (see Note 6), on December 28, 2008, the Company now records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests, in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.
Short term marketable securities
The Company determines the appropriate classification of the securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are reported at fair value with any unrealized gains and losses reported in other comprehensive income as a separate component in stockholders’ equity, until realized.
Net income (loss) attributable to common stockholders per common share
The Company calculates net income attributable to common stockholders per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to common stockholders per common share by the weighted average of common shares outstanding for the period. Basic EPS per share from continuing operations is computed by subtracting net income attributable to non-controlling interest and dividends on preferred stock from net income (loss) from continuing operations and dividing the result by the weighted average of common shares outstanding for the period.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.
Common stock equivalents for preferred stock, outstanding options and warrants to purchase common stock, of approximately 407,982 and 7.4 million, respectively, were excluded from the computation of loss from continuing operations attributable to common stockholders per common share — diluted for the six months ended June 27, 2009 and June 28, 2008, respectively, and approximately 7.5 million were excluded from the computation of loss from continuing operations attributable to common stockholders per common shares — diluted for the quarter ended June 28, 2008, because they were anti-dilutive. For purposes of computing net loss attributable to common stockholders per common share — basic and diluted, for the quarters ended June 27, 2009 and June 28, 2008, respectively, the weighted average number of shares of common stock outstanding includes the effect of the 497,415 and 506,661, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.
Components of comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
	June 27,	June 28,	June 27,	June 28,
Dollars in thousands	2009	2008	2009	2008
Net income for the period	$1,156	$323	$1,299	$636
Other comprehensive income (loss):
Foreign currency translation adjustments	89	(136)	319	(125)

Comprehensive income for the period	$1,245	$187	$1,618	$511

2. Discontinued Operations
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company. The Seller and Canada entered into and consummated an Asset Purchase Agreement (the “Purchase Agreement”) with Helix Hearing Inc. (the “Purchaser”), an unrelated company, for cash consideration of approximately $27.9 million Canadian dollars (approximately $23.1 million U.S. dollars at the opening exchange rate on April 27, 2009; all other amounts referenced herein are in U.S. dollars converted from Canadian dollars at the opening exchange rate on April 27, 2009), plus assumption of certain balance sheet liabilities, which resulted in a gain on sale of approximately $86,000, net of applicable tax, during the quarter ended June 27, 2009 (the “Asset Sale”). A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 is being held in escrow for up to 180 days pending any future claims under the Purchase Agreement. The escrow amounts were excluded from the calculation of the $86,000 gain on sale and will be recorded as additional gain on sale, net of the applicable tax, in the periods received. The Company received approximately $577,000 in escrow funds on July 24, 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.
The Company is required to use approximately 50% of the proceeds to pay down debt to Siemens pursuant to the Credit Agreement. As of June 27, 2009 the Company has paid Siemens approximately $8.1 million related to this transaction.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In connection with the sale, we agreed to provide certain transitional services to the Purchaser for 18 months. We believe the majority of services will be completed in 6 to 9 months, with minimal transitional services being provided in the last 6 months of the agreement. HearUSA will provide training, installation and support services for 18 months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to 9 months for quarterly payments totaling approximately $331,000.
Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million of its fee over 18 months for training, installation and support services under the Support Agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the Asset Sale.
The fees earned from these services are accounted for as contract service revenues, as the services are provided. Approximately $182,000 was recorded as contract service revenue in the second quarter of 2009. The Company provided management and support services to the Canadian operations prior to disposal. During the six months ended June 27, 2009 and June 28, 2008 these charges were approximately $1.0 million and $1.4 million, respectively. During the three months ended June 27, 2009 and June 28, 2008 these charges were approximately $385,000 and $691,000, respectively.
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
As a result of the sale, in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”), the operations of the Canadian division, are presented as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Canadian division’s results of operations for the three and six months ended June 27, 2009 and June 28, 2008, and the gain on sale of the division for the three and six months ended June 27, 2009 were as follows:

	For the Six Months Ended		For the Three Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Revenue	$4,559	$8,715	$1,133	$4,785

Cost and expenses	3,661	6,965	1,153	3,698

Income (loss) before provision of income taxes	$898	$1,750	$(20)	$1,087

Income tax expense (benefit)	(261)	113	(270)	113

Income from discontinued operations	$1,159	$1,637	$250	$974

Gain on sale of discontinued operations, net of applicable tax of $1,546	$86	$—	$86	$—

Income from discontinued operations — basic	$0.03	$0.03	$0.01	$0.03

Income from discontinued operations — diluted	$0.03	$0.03	$0.01	$0.02

Income tax expense of approximately $1.3 million in the first six months of 2009 included of approximately $1.5 million of income tax expense related to the gain on the sale of discontinued operations net of a tax benefit of approximately $261,000 related to the estimated taxable loss generated by the Canadian operations compared to approximately $113,000 in the first six months of 2008 which related to estimated taxable income generated by the Canadian operations. Income tax expense of approximately $1.2 million in the second quarter of 2009 consist of approximately $1.5 million of income tax expense related to the gain on the sale of discontinued operations and a tax benefit of approximately $270,000 related to estimated taxable loss generated by the Canadian operations compared to approximately $113,000 in the second quarter of 2008 related to estimated taxable income generated by the Canadian operations.
The following is a summary of the net assets disposed in the Asset Sale as of the April 27, 2009 closing date:

Current Assets	$1,918
Property and equipment	473
Goodwill	16,810
Intangible assets, net	2,732
Current liabilities	(105)
Foreign currency translation adjustment	(1,338)

Net assets disposed	$20,490

3. Business Acquisitions and Goodwill Impairment
During the first quarter of 2009, the Company acquired the assets of nine hearing care centers in Michigan, and California in two separate transactions. Consideration paid was cash of approximately $1.3 million and notes payable with an estimated fair value of approximately $1.2 million. In connection with these acquisitions, the Company used approximately $863,000 of its acquisition line of credit with Siemens (see Note 4 — Long-term Debt), during the year ended December 27, 2008. The Company has recorded its preliminary purchase price allocation using the fair values of the assets acquired based on management’s best estimates. Accordingly, the following estimates may change as further information becomes available. The acquisitions resulted in additions to goodwill of approximately $2.1 million, fixed assets of approximately $67,000 and customer lists and non-compete agreements of approximately $361,000.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We account for business acquisitions using the purchase method of accounting. As of December 28, 2008 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed on or after December 28, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere. We determine the purchase price of an acquisition based on the fair value of the consideration transferred. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Company’s market capitalization was approximately $17.3 million in December 2008, which was substantially lower than the Company’s estimated combined fair values of its three reporting units. The Company completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price in December 2008). We believe one of the primary reconciling differences between fair value and our market capitalization was due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and/or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:
•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures are in place given the global financial and economic crisis.
As a result of the Asset Sale in April 2009 described in Note 2 and the allocation of approximately $16.8 million of goodwill to the disposed component of the centers reporting unit, we performed a step 1 goodwill impairment assessment, which indicated no impairments. At June 27, 2009, the Company’s market capitalization of $41.2 million exceeded the book value of its three reporting units. Therefore, we did not perform a step 2 goodwill impairment assessment at that date. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.
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
4. Long-term Debt
Long-term debt consists of the following:

	June 27,	December 27,
Dollars in thousands	2009	2008

Credit Facility payable to Siemens
Tranche B	$4,539	$5,552
Tranche C	32,354	41,109

Total Credit Facility payable to Siemens	36,893	46,661
Notes payable from business acquisitions and other	8,806	9,353

	45,699	56,014
Less current maturities	6,890	6,915

	$38,809	$49,099

The approximate aggregate maturities of principal on long-term debt obligations, net of discounts are as follows (dollars in thousands):
For the twelve months ended June:

2010	$6,890
2011	5,197
2012	4,150
2013	2,794
2014 and thereafter	26,668

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Company has entered into credit, supply, investor rights and security agreements with Siemens Hearing Instruments, Inc. (“Siemens”). The term of the current agreements extends to February 2015.
Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If the minimum purchase requirement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the credit agreement. The agreements were amended on December 23, 2008 at which time $6.2 million of accounts payable under the supply agreement was converted into long term debt under the credit agreement and an additional $3.8 million of trade payables under the supply agreement was converted into 6.4 million shares of the Company’s common stock at a conversion price of $0.60 a share. Equity conversion provisions previously in the credit agreement were eliminated.
Amended Credit Agreement
The credit agreement, as amended in December 2008, includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens. Borrowings under the credit facility are accessed through Tranche B and Tranche C. Approximately $4.5 million has been borrowed under Tranche B for acquisitions and $32.4 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues and any amount greater is than that may be borrowed from Tranche C with Siemens’ approval. Principal borrowed under Tranche B is repaid quarterly at a rate of $65 per Siemens’ unit sold by the acquired businesses. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units sold by the Company in the United States are Siemens’ products. Amounts not forgiven through rebate credits are payable in cash each quarter. The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens. Approximately $35.9 million has been rebated since the Company entered into this arrangement in December 2001.
The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first six months of 2009 or fiscal 2008. As of June 27, 2009, the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of its Canadian operations.
The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable. At June 27, 2009 the Company was in compliance with the Siemens loan covenants.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Amended Supply Agreement
The supply agreement as amended in December 2008 extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. The 90% requirement is computed on a cumulative twelve month calculation. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens. Approximately $35.9 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Volume rebates of $312,500 and $625,000 were recorded in the first six months of 2009 and 2008, respectively.
All rebates earned are accounted for as a reduction of cost of products sold.
The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Six Months Ended		Three Months Ended
	June 27,	June 28,	June 27,	June 28,
Dollars in thousands	2009	2008	2009	2008

Portion applied against quarterly principal payments	$1,660	$1,976	$825	$985
Portion applied against quarterly interest payments	2,093	1,388	1,008	690

	$3,753	$3,364	$1,833	$1,675

A material breach of the supply agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.
Amended Investor Rights Agreement
Pursuant to the amended investor rights agreement, the Company granted Siemens:
•
Resale registration rights for the 6.4 million shares of common stock acquired by Siemens on December 23, 2008 under the Siemens Purchase Agreement. The Company completed the registration of these shares for resale in the second quarter of 2009.

•
Certain rights of first refusal in the event the Company chooses to issue equity or if there is a change of control transaction involving a person in the hearing aid industry for a period of 18 months following the December 23, 2008 amendment. Thereafter Siemens will have a more limited right of first refusal and preemptive rights for the term of the agreement.

•	The rights to have a representative of Siemens attend meetings of the Board of Directors of the Company as a nonvoting observer.
A willful breach of the Company’s resale registration obligations under the investor rights agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $7.8 million at June 27, 2009. They are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from 2 to 5 years and bearing interest at rates varying from 5% to 7%. The notes have been discounted to market rates ranging from 9.5% to 10%. Other notes payable relate mostly to capital leases totaling approximately $1.0 million at June 27, 2009, payable in monthly or quarterly installments varying from $400 to $10,000 over periods varying from 1 to 5 years and bear interest at rates varying from 4.6% to 16.7%.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
5. Subordinated Notes and Warrants
On August 22, 2005, the Company completed a private placement of $5.5 million three-year subordinated notes (“Subordinated Notes”) with warrants (“Note Warrants”) to purchase approximately 1.5 million shares of the Company’s common stock at $2.00 per share expiring in August 2010. The Note Warrants are all currently exercisable. The quoted closing market price of the Company’s common stock on the commitment date for this transaction was $1.63 per share. The Subordinated Notes bore interest at 7% per annum and were subordinate to the Siemens debt. Proceeds from this financing were used to redeem all of the Company’s 1998-E Series Convertible Preferred Stock. The Subordinated Notes were paid in full in August of 2008.
During the first six months of 2008 approximately $177,000 in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $109,000.
6. Noncontrolling Interest
SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.
We adopted the provisions of SFAS 160 for fiscal years beginning December 28, 2008.
A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the six months ended June 27, 2009 is as follows:

Amount
(thousands)
Balance at December 28, 2008	$1,526
Joint venture earnings allocable to joint venture partners	247
Dividends to joint venture partners	—

Balance at June 27, 2009	$1,773

7. Fair Value
Statement of Financial Accounting Standards, “Fair Value Measurements” (“SFAS No. 157”) defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As of June 27, 2009 and December 27, 2008, the fair value of the Company’s long-term debt is estimated at approximately $45.7 million and $56.0 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
Assets or liabilities that have recurring measurements are shown below as of June 27, 2009:

Fair Value Measurements at Reporting Date Using
Quoted Price in
		Active Markets		Significant
		for Identical	Significant other	Unobservable
	Total as of	Assets	Observable Inputs	Inputs
Description	June 27, 2009	(Level 1)	(Level 2)	(Level 3)

Short-term marketable securities	$9,402	$9,402	$—	$—

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These debt securities are clasified as available for sale.
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
8. Stock-based Compensation
Under the terms of the Company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense totals approximately $398,000 and $384,000 in the first six months of 2009 and 2008, respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the six months ended June 27, 2009, we granted options to purchase 800,000 shares of our common stock to certain employees. These options have an exercise price of $0.53 per share and vest 25% on each anniversary of the date of grant over four years. The weighted-average grant-date fair value of the option grants was approximately $360,000.
The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

Six Months Ended
June 27, 2009
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
As of June 27, 2009, there was approximately $1.8 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a vesting period of usually three or four years on a straight-line basis.
Stock-based payment award activity
The following table provides additional information regarding options outstanding and options that were exercisable as of June 27, 2009 (options and in-the-money values in thousands):

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average	Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 27, 2008	5,356	$1.30		—
Granted	800	0.53
Exercised	—	—		—
Forfeited/expired/cancelled	(180)	1.81		—

Outstanding at June 27, 2009	5,976	$1.18	6.16	$923

Exercisable at June 27, 2009	3,808	$1.17	4.49	$602

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 27, 2009. As of June 27, 2009, the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $59,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the six months ended June 27, 2009 is presented below:

		Weighted
		Average
		Grant-
		Date
	Shares	Fair
	(in thousands)	Value

Non-vested at December 27, 2008	1,552	$1.59
Granted	800	$0.53

Vested	(124)	$1.66

Forfeited unvested	(60)	$1.70

Non-vested at June 27, 2009	2,168	$1.19

Restricted stock units
The Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and 2007 Incentive Compensation Plan in 2008. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Some restricted stock units are service based and vest ratably over a period of time, and some are performance-based and subject to forfeiture if certain performance criteria are not met. The performance-based units granted in 2008 were forfeited because the performance targets were not met.
A summary of the Company’s restricted stock unit activity and related information for the six months ended June 27, 2009 is as follows:

	Service-based	Performance-based
	Restricted Stock Units (1)	Restricted Stock Units (1)
Outstanding at December 27, 2008	136,500	230,333
Awarded	—	—
Vested	(45,500)	—
Forfeited	—	(230,333)

Outstanding at June 27, 2009	91,000	—

(1)	Each stock unit represents the fair market value of one share of common stock.
Based on the closing price of the Company’s common stock of $0.93 on June 27, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was approximately $85,000.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
9. Segments
The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States.
The following is the Company’s segment information:

Dollars in thousands	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues

6 months ended June 27, 2009	$41,527	$33	—	—	$41,560
6 months ended June 28, 2008	$46,468	$56	—	—	$46,524

Service revenues

6 months ended June 27, 2009	$2,480	$—	$1,167	182	$3,829
6 months ended June 28, 2008	$2,501	$—	$1,075	—	$3,576

Income (loss) from operations
6 months ended June 27, 2009	$10,258	$(45)	$547	$(8,215)	$2,545
6 months ended June 28, 2008	$9,768	$(91)	$845	$(8,616)	$1,906

6 months ended June 27, 2009
Depreciation and amortization	$416	—	$—	$722	$1,138
Total assets	$66,314	—	$916	$26,848	$94,078
Capital expenditures	$394	—	—	$135	$529

6 months ended June 28, 2008
Depreciation and amortization	$368	—	$—	$655	$1,023
Total assets	$85,944	—	$919	$18,252	$105,115
Capital expenditures	$757	—	—	$50	$807
Hearing aids and other products revenues consisted of the following:

	Six months ended
	June 27,	June 28,
	2009	2008
Hearing aid revenues	96.9%	97.6%
Other products revenues	3.1%	2.4%
Services revenues consisted of the following:

	Six months ended
	June 27,	June 28,
	2009	2008
Hearing aid repairs	44.5%	45.7%
Testing and other income	55.5%	54.3%

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Six months ended
	June 27,	June 28,
Dollars in thousands	2009	2008
Contract service revenue	$(182)	—
General and administrative expense	7,675	$7,961
Corporate depreciation and amortization	722	655

Corporate loss from operations	$8,215	$8,616

10. Subsequent Event
The Company reached an agreement with the American Association of Retired Persons, Inc. (“AARP”) and AARP Services, Inc. (ASI) on August 11, 2009 to amend the AARP Hearing Care Program Services Agreement and the AARP License Agreement originally entered into on August 8, 2008.
Under the terms of the agreements, the Company agreed to provide to the approximately 40 million members of AARP in the fifty U.S. States, the District of Columbia, and the five U.S. Territories, access to a specially designed hearing care program through a network of Company owned and independent network providers that will provide savings on hearing aids as well as follow up aural rehabilitative services. Hearing aids sold under the AARP program (“the Program”) will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid. The Company agreed to allocate $4.4 million annually to promote the AARP program to AARP members and the general public, including the contribution of 9.25% of that amount to AARP’s marketing cooperative. The Company also agreed contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and to donate 1,000 hearing aids annually to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss.
Under the terms of the amendments, the Company will pay AARP a royalty of $50 per unit sold under the Program for calendar 2009 and 2010, $55 per unit in calendar 2011 and $60 per unit in calendar 2012. To the extent that a unit-based royalty arrangement for the Program is inconsistent with applicable law in any given state, the parties agreed to establish a fixed fee for the license of the intellectual property from AARP to HUSA for Program activities conducted in that state. In the event the parties are unable to reach agreement on whether a unit-based royalty or a fixed fee payment is required in a particular state, AARP shall have the right, in its sole discretion, to elect payment in a fixed fee. The parties agreed to a fixed fee of $29,948 per month in Florida through June 10, 2010. The Parties shall mutually agree on a fixed fee amount for Florida for periods after June 10, 2010 at a later date.
The amendments extended the existing agreements to August 31, 2012 and required that the Program be available to AARP members under the following timetable:
(a)	All Company owned centers and network providers in Florida and New Jersey by the end of calendar 2009
(b)
Company network providers in Illinois, Michigan, Pennsylvania, Indiana, Massachusetts, Arizona, Wisconsin, Washington, California, Georgia, Maryland, North Carolina, Virginia, Missouri, New York, Texas and Ohio by the end of calendar 2010

(c)	A combination of Company owned centers and network providers in all fifty U.S. States, the District of Columbia, and the five U.S. Territories by the end of 2011.
The Company agreed to use commercially reasonable efforts to expand the number of network providers to 5,000 over the term of the agreements and to sustain that number throughout the remaining term of the agreements.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The parties agreed that the Company will be relieved from its obligation to make the Program available to members in states where the Program may be prohibited by existing laws and regulations. The parties also agreed to relieve the Company of the requirement to make annual $500,000 contributions to AARP for campaigns to educate and promote hearing loss awareness. The Company made a separate pledge to contribute $125,000 a quarter through the end of the services agreement to AARP to support efforts to educate AARP members and the general public about hearing loss awareness and prevention. The Company’s pledge is conditional upon the Company’s reasonable satisfaction with the progress of AARP’s educational programs.
AARP shall have the right to terminate the agreements in the event the Company breaches any of its material obligations under the agreements including, but not limited to, making the Program available to AARP members under the established time table, making the marketing budget expenditures of $4.4 million per year including the allocation of 9.25% of those marketing expenses to the AARP General Program, and making the royalty payments as required (these three being referred to as the Company’s “material obligations”). In the event of a breach, the Company will be given the opportunity to cure the breach within a minimum 60 days of written notice from AARP of the breach.
In the event AARP terminates the agreements by reason of an uncured breach of one of the three material obligations, or in the event the Company terminates the agreement early, the Company has agreed to pay AARP an additional royalty fee of $3 million if termination occurs before August 31, 2010; $2 million if the termination occurs between September 1, 2010 and August 31, 2011; and $1 million if the termination occurs between September 1, 2011 and August 31, 2012. The Company shall provide AARP with an irrevocable standby letter of credit to ensure payment of the additional royalty, if required.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements. See — introduction to Notes to Consolidated Financial Statements for this new disclosure.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. This statement is not expected to have a significant impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. This statement is not expected to have a significant impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our consolidated financial statements.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In April 2009, the FASB issued FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The Company has provided the required disclosures during the quarter ended June 27, 2009.
In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position was effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position was effective for us beginning December 28, 2008 and applies to business combinations completed on or after that date, and did not have a significant effect on our consolidated financial statements.
Effective December 28, 2008, we adopted the provisions of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The impact of adopting EIFT 07-05 was not significant to our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months; the expectation that the Company’s cost saving measures will achieve a total cost savings of more than $8.0 million on an annualized basis; and its expectation concerning the proceeds from the Canadian sale transaction. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in this report and in the Company’s annual report on Form 10-K for fiscal 2008 filed with the Securities and Exchange Commission.
RECENT DEVELOPMENTS
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. both indirect wholly owned subsidiaries of the Company for cash consideration of approximately $23.1 million U.S. dollars, plus assumption of certain balance sheet liabilities, which resulted in a gain on sale of approximately $86,000, net of applicable tax, during the quarter ended June 27, 2009.
A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 is being held in escrow for up to 180 days pending any future claims under the Purchase Agreement. The escrow amounts were excluded from the calculation of the $86,000 gain on sale and will be recorded as additional gain on sale, net of the applicable tax, in the periods received. The Company received approximately $577,000 in escrow funds on July 24, 2009 which will be recorded as approximately $477,000 gain on the sale in the third quarter of 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.
RESULTS OF OPERATIONS
For the three months ended June 27, 2009 compared to the three months ended June 28, 2008
Revenues

Dollars in thousands	2009	2008	Change	% Change
Hearing aids and other products	$20,653	$23,605	$(2,952)	(12.5)%
Services	2,014	1,735	279	16.1%

Total net revenues	$22,667	$25,340	$(2,673)	(10.5)%

	2009	2008	Change	% Change
Revenues from centers acquired in 2008 (1)	$558	$—	$558	2.2%
Revenues from centers acquired in 2009	393	—	393	1.6%

Revenues from acquired centers	951	—	951	3.8%
Revenues from comparable centers (2)	21,534	25,340	(3,806)	(15.0)%
Revenues from contract services (3)	182	—	182	0.7%

Total net revenues	$22,667	$25,340	$(2,673)	(10.5)%

(1)
Represents that portion of revenues from the 2008 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2008 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment.

(3)	Represents fees earned pursuant to the support agreement entered into upon the sale of our Canadian operations.

The $3.0 million or 12.5% decrease in hearing aid and other products revenue from the second quarter 2008 is principally a result of a decline in organic revenue as a result of the ongoing global recession, which management believes is resulting in customers putting off purchases like hearing aids or purchasing less expensive models. The 16.1% increase in service revenues is primarily due to $182,000 of contract service revenue earned pursuant to the support agreement entered into upon the sale of our Canadian operations.
Cost of Products Sold and Services

Dollars in thousands	2009	2008	Change	%
Hearing aids and other products	$5,072	$6,627	$(1,555)	(23.5)%
Services	388	551	(163)	(29.6)%

Total cost of products sold and services	$5,460	$7,178	$(1,718)	(23.9)%

Percent of total net revenues	24.1%	28.3%	(4.2)%	(15.0)%

The cost of products sold includes the effect of rebate credits earned under our agreement with Siemens.
The following table reflects the components of the Siemens’ rebate credits which are included in cost of products sold for hearing aids (see Note 4 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2009	2008	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$—	—
Volume rebates used to reduce Tranche C principal	156	312	(156)	(50.0)%
Rebates offsetting required principal payments of $65 per Siemens unit from acquired centers on Tranche B	169	173	(4)	(2.3)%
Rebates offsetting interest on Tranches B and C	1,008	690	318	46.1%

Total rebate credits	$1,833	$1,675	$159	9.5%

Percent of total net revenues	8.1%	6.6%	1.5%	22.7%

The $156,000 reduction in volume rebates earned was due to a decline in Siemens units sold from the prior period. The $318,000 increase in interest forgiven is due to an increase in Siemens indebtedness and the fact that all Siemens’ debt is now subject to rebates as a result of the December 23, 2008 amendments. Cost of products sold as a percent of total net revenues before the impact of the Siemens’ rebate credits was 32.2% in the second quarter of 2009 compared to 34.9% in the second quarter of 2008. The decline is the result of a change in mix to lower technology hearing aids which retail for less but bear a lower cost as a percent of total revenue and less discounts offered.

Expenses

Dollars in thousands	2009	2008	Change	%
Center operating expenses	$10,908	$12,933	$(2,025)	(15.7)%

Percent of total net revenues	48.1%	51.0%	(2.9)%	(5.7)%

General and administrative expenses	$3,661	$3,617	$44	1.2%

Percent of total net revenues	16.2%	14.3%	1.9%	13.3%

Depreciation and amortization	$588	$518	$70	13.5%

Percent of total net revenues	2.6%	2.0%	0.6%	30.0%

The approximate $2.0 million decrease in center operating expenses in the second quarter of 2009 is attributable to decreases of approximately $577,000 related to incentive compensation due to the decline in revenues and changes in incentive compensation arrangements, approximately $806,000 due to a net reduction in staffing and an across the board 5% salary decrease implemented in May 2009, approximately $191,000 due to a net reduction in other center operating expenses, approximately $189,000 related to decreased regional management expenses and decreases in gross marketing costs of approximately $719,000. The decrease in staffing, regional management, other center operating expenses, marketing costs and a portion of the decrease in incentive compensation are the result of the company’s cost containment measures. These were partially offset by additional expenses of approximately $570,000 related to acquired centers owned less than twelve months and approximately $142,000 of costs related to AARP. The operating expenses of the acquired centers were 60.0% of the related net revenues for those centers during the first quarter of 2009.
General and administrative expenses increased by approximately $44,000 in the second quarter of 2009 as compared to the second quarter of 2008. This increase is the result of increases in wages related to employee stock-based compensation and communication expenses.
The Company has identified cost saving measures that by the end of the fiscal year are expected to achieve a total cost savings of more than $8.0 million on an annualized basis. Included in these measures is a 5% temporary across the board reduction of salaries implemented in May 2009.
Depreciation was $381,000 in the second quarter of 2009 and $329,000 in the second quarter of 2008. Amortization expense was $207,000 in the second quarter of 2009 and $189,000 in the second quarter of 2008.
Gain on Foreign Exchange
As a result of the Asset Sale in April 2009, the Company plans to repatriate its remaining investment in its Canadian operations.   Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the Asset Sale will be recognized in continuing operations.  The Company recognized a $375,000 foreign currency gain in the second quarter of 2009.
Interest Expense

Dollars in thousands	2009	2008	Change	%
Notes payable from business acquisitions and others (1)	$244	$221	$23	10.4%
Siemens Tranches B and C — interest forgiven (2)	1,008	690	318	46.1%
Siemens Tranche D	—	234	(234)	(100.0)%
2005 Subordinated Notes (3)	—	87	(87)	(100.0)%

Total interest expense	$1,252	$1,232	$20	1.6%

	2009	2008	Change	%
Total cash interest expense (4)	$165	$367	$(202)	(55.0)%
Total non-cash interest expense (5)	1,087	865	222	25.7%

Total interest expense	$1,252	$1,232	$20	1.6%

(1)
Includes $79,000 and $129,000 in the second quarter of 2009 and 2008, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met a corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 4 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	Includes $40,000 in 2008 of non-cash debt discount amortization (see Note 5 — Subordinated Notes and Warrants, Notes to Consolidated Financial Statements included herein).

(4)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and the cash interest paid to Siemens on the Siemens Trance D loans

(5)
Represents the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, debt discount amortization on the 2005 Subordinated Notes and interest on Siemens Tranches B and C offset by rebates.

The increase in interest expense in the second quarter of 2009 is attributable to increases in the Siemens debt balances following additional draws on the line of credit throughout 2008.
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
During the second quarter of 2009, the Company recorded a deferred tax expense of approximately $210,000 compared to approximately $206,000 in the second quarter of 2008 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized. Tax deductible goodwill with a balance of approximately $28.9 million at June 27, 2009 and $33.2 million at December 27, 2008, will continue to increase as we continue to purchase the assets of businesses.
Generally, for tax purposes goodwill acquired in an asset-based United States acquisition is deducted over a 15 year period.
Net Income attributable to noncontrolling interest
During the second quarter of 2009 and 2008, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $231,000 and $712,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the second quarter of 2009 and 2008 was approximately $131,000 and $356,000, respectively.
Discontinued Operations
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. both indirect wholly owned subsidiaries of the Company for cash consideration of approximately $23.1 million U.S. dollars, plus assumption of certain balance sheet liabilities, which resulted in a gain on sale of approximately $86,000, net of applicable tax, during the quarter ended June 27, 2009.
A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 is being held in escrow for up to 180 days pending any future claims under the Purchase Agreement. The escrow amounts were excluded from the calculation of the $86,000 gain on sale and will be recorded as additional gain on sale, net of the applicable tax, in the periods received. The Company received approximately $577,000 in escrow funds on July 24, 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.
During the first six months of 2009 income tax expense included in discontinued operations of approximately $1.3 million included approximately $1.5 million of income tax expense related to the gain on the sale of discontinued operations net of a tax benefit of approximately $261,000 related to the estimated taxable loss generated by the Canadian operations compared to approximately $113,000 in the first six months of 2008 which related to estimated taxable income generated by the Canadian operations.

For the six months ended June 27, 2009 compared to the six months ended June 28, 2008
Revenues

Dollars in thousands	2009	2008	Change	% Change
Hearing aids and other products	$41,560	$46,524	$(4,964)	(10.7)%
Services	3,829	3,576	253	7.1%

Total net revenues	$45,389	$50,100	$(4,711)	(9.4)%

	2009	2008	Change	% Change
Revenues from centers acquired in 2008 (1)	$1,686	$—	$1,686	3.4%
Revenues from centers acquired in 2009	628	—	628	1.3%

Revenues from acquired centers	2,314	—	2,314	4.6%
Revenues from comparable centers (2)	42,893	50,100	(7,207)	(14.4)%
Revenues from contract services (3)	182	—	182	0.4%

Total net revenues	$45,389	$50,100	$(4,711)	(9.4)%

(1)
Represents that portion of revenues from the 2008 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2008 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment.

(3)	Represents fees earned pursuant to the support agreement entered into upon the sale of our Canadian operations.
The $5.0 million or 10.7% decrease in hearing aids and other products revenue from the first six months 2008 is principally a result a decline in organic revenue as a result the ongoing global recession, which management believes is resulting in customers putting off purchases like hearing aids or purchasing less expensive models. The 7.1% increase in service revenues is primarily due to $182,000 of contract service revenue earned pursuant to the support agreement entered into upon the sale of our Canadian operations.
Cost of Products Sold and Services

Dollars in thousands	2009	2008	Change	%
Hearing aids and other products	$10,452	$12,698	$(2,246)	(17.7)%
Services	889	1,056	(167)	(15.8)%

Total cost of products sold and services	$11,341	$13,754	$(2,413)	(17.5)%

Percent of total net revenues	25.0%	27.5%	(2.5)%	(9.1)%

The cost of products sold includes the effect of rebate credits earned under our agreement with Siemens.

The following table reflects the components of the Siemens’ rebate credits which are included in cost of products sold for hearing aids (see Note 4 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2009	2008	Change	%
Rebates offsetting base required payments on Tranche C	$1,000	$1,000	$—	—
Volume rebates used to reduce Tranche C principal	313	630	(317)	(50.3)%
Rebates offsetting required payments of $65 per Siemens unit from acquired centers on Tranche B	347	346	1	0.3%
Rebates offsetting interest on Tranches B and C	2,093	1,388	705	50.8%

Total rebate credits	$3,753	$3,364	$389	11.6%

Percent of total net revenues	8.3%	6.7%	1.6%	23.9%

The $317,000 reduction in volume rebates earned was due to a decline in Siemens units sold. The $705,000 increase in interest forgiven is due to an increase in Siemens indebtedness and the fact that all Siemens debt is now subject to rebate as a result of the December 23, 2008 amendments. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 33.3% in the first six months of 2009 compared to 34.2% in the first six months of 2008. The decline is the result of a change in mix to lower technology hearing aids which retail for less but bear a lower cost as a percentage of total revenue and less discounts offered.
Expenses

Dollars in thousands	2009	2008	Change	%
Center operating expenses	$22,690	$25,456	$(2,766)	(10.9)%

Percent of total net revenues	50.0%	50.8%	(0.8)%	(1.6)%

General and administrative expenses	$7,675	$7,961	$(286)	(3.6)%

Percent of total net revenues	16.9%	15.9%	1.0%	6.3%

Depreciation and amortization	$1,138	$1,023	$115	11.2%

Percent of total net revenues	2.5%	2.0%	0.5%	25.0%

The approximate $2.8 million decrease in center operating expenses in the first six months of 2009 as compared with the first six months of 2008 is attributable to decreases of approximately $1.0 million related to incentive compensation due to the decline in revenues and changes in incentive compensation arrangements, approximately $1.3 million due to a net reduction in staffing and an across the board 5% salary decrease implemented in May 2009, approximately $396,000 due to a net reduction in other center operating expenses, approximately $410,000 related to decreased regional management expenses and decreases in gross marketing costs of approximately $1.2 million. The decrease in staffing, regional management, other center operating expenses, marketing costs and a portion of the decrease in incentive compensation are the result of the company’s cost containment measures. These were partially offset by additional expenses of approximately $1.4 million related to acquired centers owned less than twelve months and approximately $232,000 of costs related to AARP. The operating expenses of the acquired centers were 59.0% of the related net revenues for those centers during the first six months of 2009.
General and administrative expenses decreased by approximately $286,000 in the first six months of 2009 as compared to the first six months of 2008. This is the result of $811,000 of severance costs recorded in the first six months of 2008 which were not experienced in 2009 and decreases in professional fees, partially offset by increases in wages and communication expenses.
The Company has identified cost saving measures that by the end of the fiscal year are expected to achieve a total cost savings of more than $8.0 million on an annualized basis. Included in these measures is a 5% temporary across the board reduction of salaries to be implemented in May 2009.

Depreciation was $722,000 in the first six months of 2009 and $654,000 in the first six months of 2008. Amortization expense was $416,000 in the first six months of 2009 and $369,000 in the first six months of 2008.
Gain on Foreign Exchange
As a result of the Asset Sale in April 2009, the Company plans to repatriate its remaining investment in its Canadian operations.   Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the Asset Sale will be recognized in continuing operations.  The Company recognized a $375,000 foreign currency gain in the second quarter of 2009.
Interest Expense

Dollars in thousands	2009	2008	Change	%
Notes payable from business acquisitions and others (1)	$496	$430	$66	15.3%
Siemens Tranches B and C — interest forgiven (2)	2,093	1,388	705	50.8%
Siemens Tranche D	—	423	(423)	(100.0)%
2005 Subordinated Notes (3)	—	208	(208)	(100.0)%

Total interest expense	$2,589	$2,449	$140	5.7%

	2009	2008	Change	%
Total cash interest expense (4)	$324	$689	$(365)	(53.0)%
Total non-cash interest expense (5)	2,265	1,760	505	28.7%

Total interest expense	$2,589	$2,449	$140	5.7%

(1)
Includes $172,000 and $263,000 in the first six months of 2009 and 2008, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met. A corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 4 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(3)	Includes $109,000 in 2008 of non-cash debt discount amortization (see Note 5 — Subordinated Notes and Warrants, Notes to Consolidated Financial Statements included herein).

(4)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and the cash interest paid to Siemens on the Siemens Trance D loans

(5)
Represents the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, 2005 Subordinated Notes related to the debt discount amortization and interest on Siemens Tranches B and C offset by rebates.

The increase in interest expense in the first six months of 2009 is attributable to increases in the Siemens debt balances following additional draws on the line of credit throughout 2008.
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
During the first six months of 2009, the Company recorded a deferred tax expense of approximately $420,000 compared to approximately $406,000 in the first six months of 2008 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.
Generally, for tax purposes goodwill acquired in an asset-based US acquisition is deducted over a 15 year period.
Net Income attributable to noncontrolling interest
During the first six months of 2009 and 2008, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $461,000 and $1.4 million, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first six months of 2009 and 2008 was approximately $247,000 and $692,000, respectively.

Discontinued Operations
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. both indirect wholly owned subsidiaries of the Company for cash consideration of approximately $23.1 million U.S. dollars, plus assumption of certain balance sheet liabilities, which resulted in a gain on sale of approximately $86,000, net of applicable tax during the quarter ended June 27, 2009.
A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 is being held in escrow for up to 180 days pending any future claims under the Purchase Agreement. The escrow amounts were excluded from the calculation of the $86,000 gain on sale and will be recorded as additional gain on sale, net of the applicable tax, in the periods received. The Company received approximately $577,000 in escrow funds on July 24, 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.
During the second quarter of 2009 income tax expense included in discontinued operations of approximately $1.2 million included approximately $1.5 million of income tax expense related to the gain on the sale of discontinued operations net of a tax benefit of approximately $270,000 related to the estimated taxable loss generated by the Canadian operations compared to approximately $113,000 in the second quarter of 2008 which related to estimated taxable income generated by the Canadian operations.
LIQUIDITY AND CAPITAL RESOURCES
Siemens Transaction
The Company has entered into credit, supply, investor rights and security agreements with Siemens Hearing Instruments, Inc. (“Siemens”). Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If the minimum purchase requirements of the supply agreement are met, the Company earns rebates which are then used to liquidate principal and interest payments due under the Credit Agreement. The agreements were amended on December 23, 2008 and have terms extending to February 2015.
Amended Credit Agreement
The credit agreement, as amended in December 2008, includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens. Borrowings under the credit facility are accessed through Tranche B and Tranche C. Approximately $4.5 million has been borrowed under Tranche B for acquisitions and $32.4 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues and any amount greater than that may be borrowed from Tranche C with Siemens’ approval. Principal borrowed under Tranche B is repaid quarterly at a rate of $65 per Siemens’ unit sold by the acquired businesses. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units sold by the Company in the United States are Siemens’ products. Amounts not forgiven through rebate credits are payable in cash each quarter. The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens. Approximately $35.9 million has been rebated since the Company entered into this arrangement in December 2001.
The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first six months of 2009 or fiscal 2008. As of June 27, 2009, the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of its Canadian operations.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit facility and declare all then outstanding amounts under the facility immediately due and payable. At June 27, 2009 the Company was in compliance with the Siemens loan covenants.
Amended Supply Agreement
The supply agreement as amended December of 2008 extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. The 90% requirement is computed on a cumulative twelve month calculation. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens. Approximately $35.9 million has been rebated since the Company entered into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Volume rebates of $312,500 and $625,000 were recorded in the first six months of 2009 and 2008, respectively.
All rebates earned are accounted for as a reduction of cost of products sold.
The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of
	Units Sold in the U.S. are from Siemens (1)
	Quarterly Siemens Unit Sales Compared to Prior Years’ Comparable Quarters

	90% but < 95%	95% to 100%	> 100% < 125%	125% and >
Acquisition rebate (2)	$65/ unit	$65/ unit	$65/ unit	$65/ unit
	Plus	Plus	Plus	Plus
Notes payable rebate	$500,000	$500,000	$500,000	$500,000
Additional volume rebate	—	156,250	312,500	468,750
Interest forgiveness rebate (3)	1,187,500	1,187,500	1,187,500	1,187,500

	$1,687,500	$1,843,750	$2,000,000	$2,156,250

(1)	Calculated using trailing twelve month units sold by the Company.

(2)	Siemens units sold by acquired businesses ($65 per unit).

(3)	Assuming the first $50 million portion of the line of credit is fully utilized.

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Six Months Ended		Three Months Ended
	June 27,	June 28,	June 27,	June 28,
Dollars in thousands	2009	2008	2009	2008

Portion applied against quarterly principal payments (1)	$1,660	$1,976	$825	$985
Portion applied against quarterly interest payments	2,093	1,388	1,008	690

	$3,753	$3,364	$1,833	$1,675

(1)	Includes additional volume rebates of $156,250 for the three and six months ended June 27, 2009 and $312,500 for the three and six month ended June 28, 2008.
A material breach of the supply agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Any non-compliance with the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.
Amended Investor Rights Agreement
Pursuant to the amended investor rights agreement, the Company granted Siemens:
•
Resale registration rights for the 6.4 million shares of common stock acquired by Siemens on December 23, 2008 under the Siemens Purchase Agreement. The Company completed the registration of these shares for resale in the second quarter of 2009.

•
Certain rights of first refusal in the event the Company chooses to issue equity or if there is a change of control transaction involving a person in the hearing aid industry for a period of 18 months following the December 23, 2008 amendment. Thereafter Siemens will have a more limited right of first refusal and preemptive rights for the term of the agreement.

•	The rights to have a representative of Siemens attend meetings of the Board of Directors of the Company as a nonvoting observer.
A willful breach of the Company’s resale registration obligations under the investor rights agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.
For additional information on the Siemens’ and other Agreements, see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements.
Working Capital
The Company’s working capital position improved by $7.5 million from a deficit of $5.8 million at December 27, 2008 to positive working capital of $1.7 million at June 27, 2009. The increase in positive working capital is primarily attributable to the approximate $22.0 million of net proceeds received for the sale of assets related to our Canadian operations.
In the first six months of 2009, the Company generated income from operations of approximately $2.5 million (including approximately $232,000 of expenses related to the AARP program, $398,000 of non-cash other employee stock-based compensation expense and approximately $416,000 of amortization of intangible assets) compared to $1.9 million (including approximately $720,000 in accrued compensation expense and $91,000 in non-cash stock based compensation related to former CEO and Chairman retirement, $384,000 of non-cash other employee stock-based compensation and approximately $369,000 of amortization of intangible assets) in the first six months of 2008. Cash and cash equivalents as of June 27, 2009 were approximately $7.6 million. The positive working capital of $1.7 million includes approximately $2.6 million representing the current maturities of the long-term debt owed to Siemens which is anticipated to be repaid through rebate credits.

Cash Flows
Net cash provided by operating activities in the first six months of 2009 were approximately $3.4 million compared to approximately $4.3 million in the first six months of 2008.
During the first six months of 2009, cash of approximately $1.3 million was used to complete the acquisition of centers, a decrease of approximately $1.4 million over the $2.7 million spent on acquisitions in the first six months of 2008.
In the first six months of 2009, net cash proceeds of approximately $22.3 million were received related to the sale of assets of our Canadian operations and approximately $10.5 million were used to repay long-term debt.
In the first six months of 2009, cash of approximately $17.5 million was used to purchase short-term marketable securities and approximately $8.1 million was paid to Siemens.
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
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 27, 2009.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1 and 3)	46,151	7,203	9,540	5,198	24,210

Subtotal of obligations recorded on balance sheet	46,151	7,203	9,540	5,198	24,210
Interest to be paid on long-term debt (2 and 3)	16,990	3,886	6,428	5,199	1,477
Operating leases	17,090	6,323	7,548	2,469	750
Employment agreements	3,438	2,124	1,234	80	—
Purchase obligations (4)	3,555	2,273	1,282	—	—

Total contractual cash obligations	87,224	21,809	26,032	12,946	26,437

(1)
Approximately $36.9 million can be repaid through rebate credits from Siemens, including $2.6 million in less than 1 year and $5.2 million in years 1-3, $4.9 million in years 4-5 and $24.2 million in more than 5 years.

(2)
Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $3.4 million in less than 1 year and $6.1 million in years 1-3, $5.2 million in years 4-5 and $1.5 million in more than 5 years. Interest repaid through preferred pricing reductions was $2.1 million in the first six months of 2009. (See Note 4 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 4 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).

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

CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:
Business acquisitions and goodwill
We account for business acquisitions using the purchase method of accounting. As of December 28, 2008 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 27, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere in this quarterly report. We determine the purchase price of an acquisition based on the fair value of the consideration transferred. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
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
The market capitalization of the Company’s stock temporarily declined to approximately $17.3 million in December 2008, which was substantially lower than the Company’s estimated combined fair values of its three reporting units. The Company completed a reconciliation of the sum of the estimated fair values of its reporting units to its market value (based upon its stock price in December 2008). We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and/or synergies by obtaining control, and thereby eliminating duplicative overhead costs and obtaining discounts on volume purchasing from suppliers. The Company also considers the following qualitative items that cannot be accurately quantified and are based upon the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:
•	The Company’s stock is thinly traded;

•	The decline in the Company’s stock price during 2008 is not directly correlated to a change in the overall operating performance of the Company; and

•	Previously unseen pressures are in place given the global financial and economic crisis.
As a result of the Asset Sale in April 2009 described in Note 2 and the allocation of approximately $16.8 million of goodwill to the disposed component of the centers reporting unit, we performed a step 1 goodwill impairment assessment, which indicated no impairment. At June 27, 2009 the Company’s market capitalization of $41.2 million was in excess of the book value of its three reporting units. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would them be required to review our remaining long-lived assets for impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the necessary allowance. Any changes in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percentage applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $32,000.
Marketable securities as held to maturity, trading and available for sale
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.
The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market6 prices is based on similar types of securities that are traded in the market.
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
Vendor rebates
The Company receives various pricing rebates from Siemens recorded based on the earning of such rebates by meeting the minimum purchase requirements of the supply agreement as discussed in the Liquidity and Capital Resource section above. These rebates are recorded monthly on a systematic basis based on supporting historical information that the Company has met these compliance levels.
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
Stock-based compensation
Share-based payments are accounted for in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.
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
Income taxes
Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements. See introduction to Notes to Consolidated Financial Statements for this new disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. This statement is not expected to have a significant impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009.This statement is not expected to have a significant impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements. This standard is effective for the quarter ending after June 15, 2009. The Company has provide the required disclosures during the quarter ended June 27, 2009.
In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position was effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position was effective for us beginning December 28, 2008 and applies to business combinations completed on or after that date, and did not have a significant effect on our consolidated fincial statements.
Effective December 28, 2008, we adopted the provisions of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The impact of adopting EIFT 07-05 was not significant to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company does not engage in derivative transactions. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

	Fixed Rate	Variable Rate	Total
	9.5%	5% to 16%
	Due February 2015	Other
	$	$	$
	(000’s)	(000’s)	(000’s)
2009	(2,311)	(2,370)	(4,681)
2010	(2,616)	(3,298)	(5,914)
2011	(2,589)	(2,421)	(5,010)
2012	(2,538)	(559)	(3,097)
2013	(2,451)	(158)	(2,609)
Thereafter	(24,388)	—	(24,388)

Total	(36,893)	(8,806)	(45,699)

Estimated fair value	(36,893)	(8,806)	(45,699)

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 27, 2009. The Company’s chief executive officer and chief financial officer concluded that, as of June 27, 2009, the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II Other Information

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on June 29, 2009. At that meeting, the stockholders were asked to consider and act on the election of directors and approval of the Amended and Restated 2007 Incentive Compensation Plan.
The following persons were elected as directors for terms expiring in 2010 and received the number of votes set forth opposite their respective names:

		Against/
Nominee	For	Withheld
Stephen J. Hansbrough	36,775,774	570,364
Thomas W. Archibald	36,768,701	577,437
Bruce N. Bagni	36,573,618	772,520
Paul A. Brown, M.D.	30,301,932	7,044,206
Joseph L. Gitterman III	36,775,703	570,435
Michel Labadie	36,780,100	566,038
David J. McLachlan	36,571,141	774,997
Stephen W. Webster	36,780,745	565,393
The Amended and Restated 2007 Incentive Compensation Plan was approved and received votes as follows:

For	Against	Abstain

23,156,664	1,561,658	12,627,816

Part II Other Information

Item 6.	Exhibits

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
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

10.1
Asset Purchase Agreement among Helix Hearing Inc., Helix Hearing Care of America Corp. and 3371727 Canada Inc., dated April 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 1, 2009 (File No. 001-11655)).

10.2	Support and Management Services Agreement between Hear USA, Inc. and Helix Hearing Inc., dated April 27, 2009.
10.3	License Agreement between Hear USA, Inc. and Helix Hearing case of America Corp., dated April 24, 2009.
10.4	Amended and Restated 2007 Incentive Compensation Plan**
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Denotes management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HearUSA Inc. (Registrant)
August 11, 2009	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and Chief Financial Officer HearUSA, Inc.

EXHIBIT INDEX

Exhibit
No.	Description
10.2	Support and Management Services Agreement between Hear USA, Inc. and Helix Hearing Inc., dated April 27, 2009.

10.3	License Agreement between Hear USA, Inc. and Helix Hearing case of America Corp., dated April 24, 2009.

10.4	Amended and Restated 2007 Incentive Compensation Plan**

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Denotes management compensatory plan or arrangement