Form 10-Q
period 2009-09-26
HEARUSA INC
filed 2009-11-10
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 6, 2009, 44,362,806 shares of the Registrant’s Common Stock and 493,043 exchangeable shares of HEARx Canada, Inc. were outstanding.

Part I — Financial Information
Item 1. Financial Statements
HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	September 26,	December 27,
	2009	2008
	(Dollars in thousands, except for
	par values)
ASSETS (Notes 2 and 4)
Current assets
Cash and cash equivalents (Note 7)	$8,436	$3,553
Short-term marketable securities (Note 7)	6,406	—
Accounts and notes receivable, less allowance for doubtful accounts of $644 and $506	5,628	7,371
Inventories	1,882	1,682
Prepaid expenses and other	797	502

Total current assets	23,149	13,108
Property and equipment, net (Note 4)	4,150	4,876
Goodwill (Notes 2,3 and 4)	51,309	65,953
Intangible assets, net (Notes 2 and 4)	12,997	15,630
Deposits and other	770	810
Restricted cash and cash equivalents	3,225	224

Total Assets	$95,600	$100,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,885	$5,011
Accrued expenses	3,217	3,208
Accrued salaries and other compensation	3,103	3,713
Current maturities of long-term debt	6,372	6,915
Income taxes payable	1,870	—
Dividends payable	35	34

Total current liabilities	24,482	18,881

Long-term debt (Notes 2,4 and 7)	37,308	49,099
Deferred income taxes	7,085	7,284

Total long-term liabilities	44,393	56,383

Commitments and contingencies	—	—

Stockholders’ equity (Note 8)
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—

Total preferred stock	—	—

Common stock: $.10 par; 75,000,000 shares authorized 44,880,045 and 44,828,384 shares issued	4,488	4,483
Additional paid-in capital	137,577	136,924
Accumulated deficit	(114,810)	(116,360)
Accumulated other comprehensive income	—	1,249
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Noncontrolling interest	1,955	1,526

Total Stockholders’ equity	26,725	25,337

Total Liabilities and Stockholders’ Equity	$95,600	$100,601

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Nine months ended September 26, 2009 and September 27, 2008
(unaudited)

	September 26,	September 27,
	2009	2008
	(Dollars in thousands, except per
	share amounts)

Net revenues
Hearing aids and other products	$61,172	$69,241
Services	6,043	5,389

Total net revenues	67,215	74,630

Operating costs and expenses
Hearing aids and other products (Note 4)	14,998	18,661
Services	1,325	1,627

Total cost of products sold and services excluding depreciation and amortization	16,323	20,288

Center operating expenses	33,510	38,237
General and administrative expenses (Note 9)	11,387	11,565
Depreciation and amortization	1,731	1,544

Total operating costs and expenses	62,951	71,634

Income from operations	4,264	2,996
Non-operating income (expenses)
Gain on foreign exchange	499	—
Interest income	6	29
Interest expense (Notes 3, 4 and 5)	(3,728)	(3,996)

Income (loss) from continuing operations before income tax expense	1,041	(971)
Income tax expense	(630)	(620)

Income (loss) from continuing operations	411	(1,591)
Discontinued operations (Note 2)
Income from discontinued operations, net of income tax expense (benefit) of $(261) and $196	1,144	2,356
Gain on sale of discontinued operations	2,158	—
Income tax expense on sale of discontinued operations	(1,632)	—

Income from discontinued operations	1,670	2,356

Net income	2,081	765

Net income attributable to noncontrolling interest	(429)	(1,174)

Net income (loss) attributable to controlling interest	1,652	(409)
Dividends on preferred stock	(102)	(104)

Net income (loss) attributable to common stockholders	$1,550	$(513)

Income (loss) from continuing operations attributable to common stockholders per common share — basic	$(0.00)	$(0.07)

Income (loss) from continuing operations attributable to common stockholders per common share — diluted	$(0.00)	$(0.07)

Net income (loss) attributable to common stockholders per common share — basic	$0.03	$(0.01)

Net income (loss) attributable to common stockholders per common share — diluted	$0.03	$(0.01)

Weighted average number of shares of common stock outstanding — basic	44,831	38,501

Weighted average number of shares of common stock outstanding — diluted	45,416	38,501

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations
Three months ended September 26, 2009 and September 27, 2008
(unaudited)

	September 26,	September 27,
	2009	2008
	(Dollars in thousands, except per
	share amounts)

Net revenues
Hearing aids and other products	$19,616	$22,716
Services	2,212	1,813

Total net revenues	21,828	24,529

Operating costs and expenses
Hearing aids and other products (Note 4)	4,543	5,963
Services	441	571

Total cost of products sold and services excluding depreciation and amortization	4,984	6,534

Center operating expenses	10,811	12,781
General and administrative expenses (Note 9)	3,694	3,217
Depreciation and amortization	593	520

Total operating costs and expenses	20,082	23,052

Income from operations	1,746	1,477
Non-operating income (expenses)
Gain on foreign exchange	99	—
Interest income	4	7
Interest expense (Notes 3, 4 and 5)	(1,137)	(1,548)

Income (loss) from continuing operations before income tax expense and discontinued operations	712	(64)
Income tax expense	(210)	(214)

Income (loss) from continuing operations	502	(278)
Discontinued operations (Note 2)
Income (loss) from discontinued operations, net of income tax expense of $82,000 in 2008	(15)	720
Gain on sale of discontinued operations	529	—
Income tax expense on gain on sale of discontinued operations	(87)	—

Income from discontinued operations	427	720

Net income	929	442

Net income attributable to noncontrolling interest	(182)	(482)

Net income (loss) attributable to controlling interest	747	(40)
Dividends on preferred stock	(34)	(35)

Net income (loss) attributable to common stockholders	$713	$(75)

Income (loss) from continuing operations attributable to common stockholders per common share — basic	$0.01	$(0.02)

Income (loss) from continuing operations attributable to common stockholders per common share — diluted	$0.01	$(0.02)

Net income (loss) attributable to common stockholders per common share — basic	$0.02	$(0.00)

Net income (loss) attributable to common stockholders per common share — diluted	$0.02	$(0.00)

Weighted average number of shares of common stock outstanding — basic	44,838	38,408

Weighted average number of shares of common stock outstanding — diluted	45,810	38,408

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 26, 2009 and September 27, 2008
(unaudited)

	September 26,	September 27,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$2,081	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount amortization	—	192
Depreciation and amortization	1,865	1,922
Gain on foreign exchange	(499)	—
Gain on sale of assets	(526)	—
Employee and director stock-based compensation	623	607
Provision for doubtful accounts	354	396
Deferred income tax expense	630	815
Interest on discounted notes payable	252	355
Interest on discounted long-term contractual commitment to AARP	—	260
Principal payments on long-term debt made through rebate credits	(2,485)	(2,996)
Other	21	(97)
(Increase) decrease in:
Accounts and notes receivable	(354)	(453)
Inventories	(352)	(342)
Prepaid expenses and other	(130)	(44)
Increase (decrease) in:
Accounts payable and accrued expenses	3,805	5,927

Net cash provided by operating activities	5,285	7,307

Cash flows from investing activities
Purchase of property and equipment including software development	(681)	(1,192)
Purchase of intangible assets	(208)	—
Net proceeds from sale of Canada assets	22,747	—
Net purchases of short-term marketable securities	(6,402)	—
Letter of credit — restricted cash	(3,000)	—
Business acquisitions	(1,313)	(3,551)

Net cash provided by (used in) investing activities	11,143	(4,743)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3,408
Principal payments on long-term debt	(3,520)	(3,620)
Principal payments on Siemens debt	(8,097)	—
Principal payments on subordinated notes	—	(1,540)
Proceeds from the exercise of employee options	13	146
Dividends paid on preferred stock	(102)	(104)
Dividends paid to noncontrolling interest	—	(759)

Net cash used in financing activities	(11,706)	(2,469)

Effects of exchange rate changes on cash	161	82

Net increase in cash and cash equivalents	4,883	177
Cash and cash equivalents at the beginning of period	3,553	3,369

Cash and cash equivalents at the end of period	$8,436	$3,546

Supplemental disclosure of cash flows information:
Cash paid for interest	$549	$647

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(2,485)	$(2,996)

Issuance of notes payable in exchange for business acquisitions	$1,217	$2,976

Issuance of capital lease in exchange for property and equipment	$357	$223

Conversion of accounts payable to notes payable	$—	$2,843

Long-term contractual commitment to AARP in exchange for intellectual property	$—	$19,533

Purchase of equipment with volume discount credit	$—	$200

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009. We have evaluated subsequent events for recognition or disclosure through November 10, 2009, which was the date we filed this Form 10-Q with the SEC. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 27, 2008.
1. Description of the Company and Summary of Significant Accounting Policies
The Company
HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was organized in 1986. The Company has a network of 178 company-owned hearing care centers in ten states. The Company sold 31 company-owned hearing care centers in the Province of Ontario, Canada in April 2009. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
During the first nine months of 2009 and 2008, the Company’s 50%-owned joint venture, HEARx West, generated net income of approximately $858,000 and $2.3 million, respectively. Since the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture. Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc., are consolidated in these financial statements.
The Company’s HEARx West joint venture partners are the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc. The Company recorded 50% of the joint venture’s net income as minority interest in income of consolidated joint venture in the Company’s consolidated statement of operations with a corresponding liability in its consolidated balance sheet through December 27, 2008. The Company records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests, in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.
Short term marketable securities
The Company determines the appropriate classification of the securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are reported at fair value with any unrealized gains and losses reported in other comprehensive income as a separate component in stockholders’ equity, until realized.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Net income (loss) attributable to controlling interest per common share
Basic earnings per share (“EPS”), is computed by dividing net income or loss attributable to controlling interest per common share by the weighted average of common shares outstanding for the period. Basic EPS from continuing operations is computed by dividing income (loss) from continuing operations, less net income/loss attributable to non-controlling interest, less dividends on preferred stock by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.
Common stock equivalents for preferred stock, outstanding options and warrants to purchase common stock, of approximately 8.9 million were excluded from the computation of loss from continuing operations per common share – diluted for the nine months ended September 27, 2008 and approximately 9.3 million were excluded from the computation of loss from continuing operations per common shares – diluted for the quarter ended September 27, 2008, because they were anti-dilutive. For purposes of computing net income/loss attributable to controlling interest per common share – basic and diluted, for the quarters ended September 26, 2009 and September 27, 2008, respectively, the weighted average number of shares of common stock outstanding includes the effect of the 493,043 and 506,661, respectively, exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.
Comprehensive income (loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) represents a foreign currency translation adjustment.
Components of comprehensive income (loss) are as follows:

	Nine Months Ended		Three Months Ended
	September 26,	September 27,	September 26,	September 27,
Dollars in thousands	2009	2008	2009	2008
Net income for the period	$2,081	$765	$929	$442
Other comprehensive income (loss):
Foreign currency translation adjustments	89	(183)	—	(319)

Comprehensive income (loss) for the period	$2,170	$582	$929	$123

Commitments
On August 11, 2009, the Company reached an agreement with the American Association of Retired Persons, Inc. (“AARP”) to amend the AARP Hearing Care Program Services Agreement and the AARP License Agreement originally entered into on August 8, 2008.
Under the terms of the agreements, the Company agreed to provide to the approximately 40 million members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of hearing care providers. Hearing aids sold under the AARP program (“the Program”) will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid. The Company agreed to allocate $4.4 million annually to promote the AARP program, including the contribution of 9.25% of that amount to AARP’s marketing cooperative. The Company also agreed to contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and to donate 1,000 hearing aids annually to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Under the terms of the amendments, the Company will pay AARP a royalty of $50 per unit sold under the Program for calendar 2009 and 2010, $55 per unit in calendar 2011 and $60 per unit in calendar 2012. To the extent that a unit-based royalty arrangement for the Program not allowed under applicable law in any given state, the parties agreed to establish a fixed fee for the license of the intellectual property from AARP to HearUSA for Program activities conducted in that state. In the event the parties are unable to reach agreement on whether a unit-based royalty or a fixed fee payment is required in a particular state, AARP shall have the right, in its sole discretion, to elect payment in a fixed fee. The parties agreed to a fixed fee of $29,948 per month in Florida beginning April 1, 2010 through June 10, 2010. The Parties shall mutually agree on a fixed fee amount for Florida for periods after June 10, 2010 at a later date.
The amendments extended the existing agreements to August 31, 2012 and required that the Program be available to AARP members under the following timetable:
(a)	All Company owned centers and network providers in Florida and New Jersey by the end of calendar 2009.
(b)
Company network providers in Illinois, Michigan, Pennsylvania, Indiana, Massachusetts, Arizona, Wisconsin, Washington, California, Georgia, Maryland, North Carolina, Virginia, Missouri, New York, Texas and Ohio by the end of calendar 2010.

(c)	A combination of Company owned centers and network providers in all fifty states, the District of Columbia, and the five U.S. Territories by the end of 2011.
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
AARP shall have the right to terminate the agreements in the event the Company breaches any of its material obligations under the agreements including, but not limited to, making the Program available to AARP members under the established time table, making the marketing budget expenditures of $4.4 million per year including the allocation of 9.25% of those marketing expenses to the AARP General Program, and making the royalty payments as required. In the event of a breach, the Company will be given the opportunity to cure the breach within a minimum 60 days of written notice from AARP of the breach.
In the event AARP terminates the agreements by reason of an uncured breach, the Company has agreed to pay AARP an additional royalty fee of $3 million if termination occurs before August 31, 2010; $2 million if the termination occurs between September 1, 2010 and August 31, 2011; and $1 million if the termination occurs between September 1, 2011 and August 31, 2012. The Company provided AARP with a $3 million irrevocable standby letter of credit to ensure payment of the additional royalty, if required. The $3 million of cash required to collateralize the letter of credit is recorded as restricted cash in the Company’s consolidated balance sheet.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
2. Discontinued Operations
On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company. The Seller and Canada entered into and consummated an Asset Purchase Agreement (the “Purchase Agreement”) with Helix Hearing Inc. (the “Purchaser”), an unrelated company, for cash consideration of approximately $27.9 million Canadian dollars (approximately $23.1 million U.S. dollars at the opening exchange rate on April 27, 2009; all other amounts referenced herein are in U.S. dollars converted from Canadian dollars at the opening exchange rate on April 27, 2009), plus assumption of certain balance sheet liabilities, which resulted in a gain on sale of approximately $86,000, net of applicable tax, during the quarter ended June 27, 2009 (the “Asset Sale”). A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 was being held in escrow for up to 180 days after the closing pending any future claims under the Purchase Agreement, payable in two payments. The Company received approximately $529,000 in escrow funds in July 2009 which resulted in a gain on sale of approximately $442,000, net of applicable tax of $87,000, during the third quarter of 2009. The remaining escrow of approximately $299,000 was received in the fourth quarter of 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are expensed in the net gain on sale.
HearUSA expects to ultimately receive proceeds of approximately $21.0 million in cash from the sale after the settlement of the outstanding escrows, remaining Canadian liabilities, taxes, transaction costs and closing adjustments. The Company is required to use approximately 50% of these proceeds to pay down debt to Siemens pursuant to the Credit Agreement. As of September 26, 2009 the Company has paid Siemens approximately $8.1 million related to this transaction.
In connection with the sale, we agreed to provide certain transitional services to the Purchaser for eighteen months. We believe the majority of services will be completed in six to nine months, with minimal transitional services being provided in the last six months of the agreement. HearUSA will provide training, installation and support services for eighteen months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to nine months for quarterly payments totaling approximately $331,000. Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to this approximately $1.2 million fee over eighteen months under the Support Agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the Asset Sale.
The fees earned from these services are accounted for as contract service revenues, as the services are provided. Approximately $290,000 and $182,000 was recorded as contract service revenue in the third and second quarter of 2009, respectively.
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As a result of the sale, the operations of the Canadian division are presented as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.
The Canadian division’s results of operations for the three and nine months ended September 26, 2009 and September 27, 2008, and the gain on sale of the division for the three and nine months ended September 26, 2009 were as follows:

	For the Nine Months Ended		For the Three Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Revenue	$4,533	$12,900	$(15)	$4,187

Cost and expenses	3,650	10,348	—	3,385

Income (loss) before provision of income taxes	$883	$2,552	$(15)	$802

Income tax expense (benefit)	(261)	196	—	82

Income (loss) from discontinued operations	$1,144	$2,356	$(15)	$720

Gain on sale of discontinued operations, net of applicable tax	$526	$—	$442	$—

Income from discontinued operations — basic	$0.03	$0.06	$(0.00)	$0.02

Income from discontinued operations — diluted	$0.03	$0.06	$(0.00)	$0.02

The following is a summary of the net assets sold or allocated to the Asset Sale as of the April 27, 2009 closing date:

Current Assets	$1,918
Property and equipment	473
Goodwill	16,810
Intangible assets, net	2,732
Current liabilities	(105)
Foreign currency translation adjustment	(1,338)

Net assets sold in or allocated to Asset Sale	$20,490

3. Business Acquisitions and Goodwill Impairment
During the first quarter of 2009, the Company acquired the assets of nine hearing care centers in Michigan, and California in two separate transactions. Consideration paid was cash of approximately $1.3 million and notes payable with an estimated fair value of approximately $1.2 million. In connection with these acquisitions, the Company borrowed approximately $863,000 from its acquisition line of credit with Siemens just before the end of the 2008 fiscal year (see Note 4 – Long-term Debt). These funds were paid to the sellers in early 2009. The acquisitions resulted in additions to goodwill of approximately $2.1 million, fixed assets of approximately $67,000 and customer lists and non-compete agreements of approximately $361,000.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The notes payable bear interest at rates varying from 5% to 6% and have been discounted to a market rate of 10%. The Notes are payable in quarterly installments varying from $3,000 to $71,000, plus accrued interest, through December 2012. The operating results of these acquired businesses are included in our consolidated statements of operations from the effective date of the acquisition, December 30, 2008. These acquisitions are not considered material to our results of operations, either individually, or in the aggregate, and therefore, no pro forma information is presented.
We account for business combinations using the acquisition method of accounting. We determine the purchase price of an acquisition based on the fair value of the consideration transferred. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized for impairment annually or more frequently if impairment indicators arise. Indicators at the Company include, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the Company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If impairment is identified, the Company measures and records the amount of impairment losses.
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
As a result of the Asset Sale in April 2009 described in Note 2 and the allocation of approximately $16.8 million of goodwill to the disposed component of the centers reporting unit, we performed a step one goodwill impairment assessment, which indicated no impairment. At September 26, 2009, the Company’s market capitalization of approximately $55.0 million exceeded the book value of its three reporting units and there were no other indicators of impairment. Therefore, we did not perform a step one goodwill impairment assessment at that date. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.
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
4. Long-term Debt
Long-term debt consists of the following:

	September 26,	December 27,
Dollars in thousands	2009	2008

Credit Facility payable to Siemens
Tranche B	$4,387	$5,552
Tranche C	31,697	41,109

Total Credit Facility payable to Siemens	36,084	46,661
Notes payable from business acquisitions and other	7,596	9,353

	43,680	56,014
Less current maturities	6,372	6,915

	$37,308	$49,099

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The approximate aggregate maturities of principal on long-term debt obligations, net of discounts are as follows (dollars in thousands):

For the twelve months ended September:

2010	$6,372
2011	4,969
2012	3,762
2013	2,686
2014 and thereafter	25,891
The Company has entered into credit, supply, investor rights and security agreements with Siemens Hearing Instruments, Inc. (“Siemens”). The term of the current agreements extends to February 2015.
Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. If minimum purchase requirements are met, the Company earns rebates which are then used to liquidate principal and interest payments due under the credit agreement. When the agreements were amended on December 23, 2008, $6.2 million of accounts payable under the supply agreement was converted into long term debt under the credit agreement and an additional $3.8 million of trade payables under the supply agreement was converted into 6.4 million shares of the Company’s common stock at a conversion price of $0.60 a share. Equity conversion provisions previously in the credit agreement were eliminated.
Amended Credit Agreement
The credit agreement, as amended in December 2008, includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens. Borrowings under the credit facility are accessed through Tranche B and Tranche C. Approximately $4.4 million has been borrowed under Tranche B for acquisitions and $31.7 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B is repaid quarterly at a rate of $65 per Siemens’ unit sold by the acquired businesses. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company in the United States are Siemens’ products. Amounts not forgiven through rebate credits are payable in cash each quarter. The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens. Approximately $37.6 million has been rebated since the Company entered into this arrangement in December 2001. The Company has received rebates of approximately $37.6 million since entering into this arrangement in December 2001.
The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first nine months of 2009 or fiscal 2008. As of September 26, 2009, the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of its Canadian operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable. At September 26, 2009 the Company was in compliance with the Siemens loan covenants.
Amended Supply Agreement
The supply agreement as amended in December 2008 extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases in the United States from Siemens and its affiliates. The 90% requirement is computed on a cumulative twelve month calculation. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens. The Company has received rebates of approximately $37.6 million since entering into this arrangement in December 2001.
Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Volume rebates of $468,750 and $937,500 were earned in the first nine months of 2009 and 2008, respectively.
All rebates earned are accounted for as a reduction of cost of products sold.
The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of
	Units Purchased in the U.S. are from Siemens (1)
	Quarterly Siemens Unit Purchases Compared to Prior Years’ Comparable Quarters

	90% but < 95%	95% to 100%	> 100% < 125%	125% and >

Acquisition rebate (2)	$65/ unit	$65/ unit	$65/ unit	$65/ unit

	Plus	Plus	Plus	Plus

Notes payable rebate	$500,000	$500,000	$500,000	$500,000

Additional volume rebate	—	156,250	312,500	468,750

Interest forgiveness rebate (3)	1,187,500	1,187,500	1,187,500	1,187,500

	$1,687,500	$1,843,750	$2,000,000	$2,156,250

(1)	Calculated using trailing twelve month units purchased by the Company

(2)	Siemens units purchased by acquired businesses ($65 per unit)

(3)	Assuming the first $50 million portion of the line of credit is fully utilized

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Nine Months Ended		Three Months Ended
	September 26,	September 27,	September 26,	September 27,
Dollars in thousands	2009	2008	2009	2008

Portion applied against quarterly principal payments	$2,485	$2,996	$825	$1,017
Portion applied against quarterly interest payments	2,954	2,104	861	716

	$5,439	$5,100	$1,686	$1,733

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
Amended Investor Rights Agreement
Pursuant to the amended investor rights agreement, the Company granted Siemens:
•
Resale registration rights covering the 6.4 million shares of common stock acquired by Siemens on December 23, 2008 under the Siemens Purchase Agreement. The Company completed the registration of these shares for resale in the second quarter of 2009.

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
Notes payable from business acquisitions and other
Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $6.6 million at September 26, 2009. They are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from two to five years and bearing interest at rates varying from 5% to 7%. The notes have been discounted to market rates ranging from 9.5% to 10%. Other notes payable relate mostly to capital leases totaling approximately $971,000 at September 26, 2009, payable in monthly or quarterly installments varying from $400 to $10,000 over periods varying from 1 to 5 years and bear interest at rates varying from 4.6% to 16.7%.

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
During the first nine months of 2008 approximately $189,000 in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $109,000.
6. Noncontrolling Interest
Beginning December 28, 2008, the Company began using a single method of accounting for changes in its ownership interest in a subsidiary that do not result in deconsolidation.
A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the nine months ended September 26, 2009 is as follows:

Amount
(thousands)
Balance at December 28, 2008	$1,526
Joint venture earnings allocable to joint venture partners	429
Dividends to joint venture partners	—

Balance at September 26, 2009	$1,955

7. Fair Value
As of September 26, 2009 and December 27, 2008, the fair value of the Company’s long-term debt is estimated at approximately $43.7 million and $56.0 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.
The book values of cash equivalents approximate their respective fair values due to the short-term nature of these instruments. These are Level 1 in the fair value hierarchy.
The inputs used in measuring fair value into the fair value hierarchy are as follows:
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

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Assets or liabilities that have recurring fair value measurements are shown below as of September 26, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Price in
		Active Markets
	Total as of	for Identical
	September 26,	Assets
Description	2009	(Level 1)

Short-term marketable securities	$6,406	$6,406

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These debt securities are classified as available for sale.
Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The fair value option (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value.
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
8. Stockholders’ Equity
Common Stock
During the nine months ended September 26, 2009, employee stock options for 18,750 shares of common stock were exercised for net cash proceeds of approximately $13,000.
9. Stock-based Compensation
Under the terms of the Company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses. Stock-based compensation expense totals approximately $623,000 and $607,000 in the first nine months of 2009 and 2008, respectively.
During the nine months ended September 26, 2009, we granted options to purchase 900,000 shares of our common stock to certain employees. These options have an exercise price of $0.53 per share and vest 25% on each anniversary of the date of grant over four years. The weighted-average grant-date fair value of the option grants was approximately $403,000.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During September 2009, we granted options to purchase 160,000 shares of our common stock to certain non-employee directors. These options have an exercise price of $1.17 per share and vest 33.3% on each anniversary of the date of grant over three years. The weighted-average grant date fair value of the option grants was approximately $158,000.
The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

Nine Months Ended
September 26, 2009
Risk free interest rate	2.78% to 3.47%
Expected life in years	10
Expected volatility	84% to 85%
Weighted average exercise price	$0.53 to $1.17
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
As of September 26, 2009, there was approximately $1.8 million of total unrecognized compensation cost related to share-based compensation under our stock award plans. That cost is expected to be recognized over a vesting period of usually three or four years on a straight-line basis.
Stock-based payment award activity
The following table provides additional information regarding options outstanding and options that were exercisable as of September 26, 2009 (options and in-the-money values in thousands):

			Weighted Average
			Remaining
		Weighted	Contractual
		Average	Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 27, 2008	5,356	$1.30		—
Granted	1,060	0.63
Exercised	(19)	0.67		$11
Forfeited/expired/cancelled	(209)	1.70		—

Outstanding at September 26, 2009	6,188	$1.17	6.09	$1,622

Exercisable at September 26, 2009	4,145	$1.22	4.63	$963

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 26, 2009. As of September 26 2009, the aggregate intrinsic value of the non-employee director options outstanding and exercisable was approximately $109,000.
A summary of the status and changes in our non-vested shares related to our equity incentive plans as of and during the nine months ended September 26, 2009 is presented below:

		Weighted
		Average
		Grant-
		Date
	Shares	Fair
	(in thousands)	Value
Non-vested at December 27, 2008	1,552	$1.59
Granted	1,060	$0.53
Vested	(509)	$1.59
Forfeited unvested	(60)	$1.70

Non-vested at September 26, 2009	2,043	$1.09

Restricted stock units
The Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and 2007 Incentive Compensation Plan in 2008. Restricted stock units are awards that, upon vesting, will result in the delivery to the holder shares of the Company’s common stock. Some restricted stock units are service based and vest ratably over a period of time, and some are performance-based and subject to forfeiture if certain performance criteria are not met. The performance–based units granted in 2008 were forfeited because the performance targets were not met.
During September 2009, we granted 255,000 performance-based restricted stock units to certain employees. These restricted stock units are subject to forfeiture if certain performance criteria are not met.
A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 26, 2009 is as follows:

	Service-based	Performance-based
	Restricted Stock Units (1)	Restricted Stock Units (1)
Outstanding at December 27, 2008	136,500	230,333
Awarded	—	255,000
Vested	(45,500)	—
Forfeited	—	(230,333)

Outstanding at September 26, 2009	91,000	255,000

(1)	Each stock unit represents the fair market value of one share of common stock.
Based on the closing price of the Company’s common stock of $1.24 on September 26, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was approximately $429,000.

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
10. Segments
The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business. The centers offer people with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. Revenues associated with units sold by our Company-owned centers as part of the AARP program are included in the centers segment. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. Revenues associated with units sold by our provider network under the AARP program will be included in the network segment. Cost associated with the AARP program are included in the network segment, including start up costs of approximately $421,000 in the first nine months of 2009 and $168,000 in the first nine months of 2008. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. The Company’s business units are located in the United States.
The following is the Company’s segment information:

Dollars in thousands	Centers	E-commerce	Network	Corporate	Total
Hearing aids and other products revenues
9 months ended September 26, 2009	$61,112	$60	—	—	$61,172
9 months ended September 27, 2008	$69,161	$80	—	—	$69,241

Service revenues
9 months ended September 26, 2009	$3,730	$—	$1,841	$472	$6,043
9 months ended September 27, 2008	$3,895	$—	$1,494	—	$5,389

Income (loss) from operations
9 months ended September 26, 2009	$14,875	$(51)	$829	$(11,389)	$4,264
9 months ended September 27, 2008	$14,155	$(115)	$850	$(11,894)	$2,996

9 months ended September 26, 2009
Depreciation and amortization	$1,257	—	$—	$474	$1,731
Total assets	$66,398	—	$919	$28,283	$95,600
Capital expenditures	$509	—	—	$172	$681

9 months ended September 27, 2008
Depreciation and amortization	$1,591	—	$—	$331	$1,922
Total assets	$67,963	—	$20,193	$38,066	$126,222
Capital expenditures	$1,080	—	—	$112	$1,192

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Hearing aids and other products revenues consisted of the following:

	Nine months ended
	September 26,	September 27,
	2009	2008
Hearing aid revenues	97.1%	97.5%
Other products revenues	2.9%	2.5%
Services revenues consisted of the following:

	Nine months ended
	September 26,	September 27,
	2009	2008
Hearing aid repairs	42.8%	46.8%
Testing and other income	57.2%	53.2%
Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Nine months ended
	September 26,	September 27,
Dollars in thousands	2009	2008
Contract service revenue on Canadian support agreement	$(472)	$—
General and administrative expense	11,387	11,565
Corporate depreciation and amortization	474	331

Corporate loss from operations	$11,389	$11,894

RECENT ACCOUNTING PRONOUNCEMENTS

HearUSA, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”) was adopted. ASC 105 supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification was effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009. As a result of the adoption, the Company has included references to the Codification, as appropriate, in these financial statements, referred to previously under the former FASB references.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company is currently evaluating the impact that the adoption of ASU 2009-05 will have on its consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements. These statements include those relating to the Company’s belief that its current cash and cash equivalents and cash flow from operations at current net revenue levels will be sufficient to support the Company’s operational needs through the next twelve months. The forward-looking statements in this Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in this report and in the Company’s annual report on Form 10-K for fiscal 2008 filed with the Securities and Exchange Commission.
RESULTS OF OPERATIONS
For the three months ended September 26, 2009 compared to the three months ended September 27, 2008
Revenues
Dollars in thousands

	2009	2008	Change	% Change
Hearing aids and other products	$19,616	$22,716	$(3,100)	(13.6)%
Services	2,212	1,813	399	22.0%

Total net revenues	$21,828	$24,529	$(2,701)	(11.0)%

	2009	2008	Change	% Change
Revenues from centers acquired in 2008 (1)	$180	$—	$180	0.7%
Revenues from centers acquired in 2009	283	—	283	1.2%

Revenues from acquired centers	463	—	463	1.9%
Revenues from comparable centers (2)	21,075	24,529	(3,454)	(14.1)%
Revenues from contract services (3)	290		290	1.2%

Total net revenues	$21,828	$24,529	$(2,701)	(11.0)%

(1)
Represents that portion of revenues from the 2008 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2008 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment.

(3)	Represents fees earned pursuant to the support agreement entered into upon the sale of our Canadian operations.
The $3.1 million or 13.6% decrease in hearing aid and other products revenue from the third quarter 2008 is principally the result of a decline in organic revenue as a result of current economic slow-down and steps taken by the Company to increase profitability. The Company has reduced the number of discounts offered, increased some prices and reduced marketing expenditures and center staffing. These actions have significantly increased profitability but had a slight detrimental impact on revenues. The 22.0% increase in service revenues is primarily due to $290,000 of contract service revenue earned pursuant to the support agreement entered into upon the sale of our Canadian operations.

Cost of Products Sold and Services
Dollars in thousands

	2009	2008	Change	%
Hearing aids and other products	$4,543	$5,963	$(1,420)	(23.8)%
Services	441	571	(130)	(22.8)%

Total cost of products sold and services	$4,984	$6,534	$(1,550)	(23.7)%

Percent of total net revenues	22.8%	26.6%	(3.8)%	(14.3)%

The cost of products sold includes the effect of rebate credits earned under our agreement with Siemens.
The following table reflects the components of the Siemens’ rebate credits which are included in cost of products sold for hearing aids (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2009	2008	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$—	—
Volume rebates used to reduce Tranche C principal	152	313	(161)	(51.4)%
Required principal payments of $65 per Siemens unit from acquired centers on Tranche B	173	204	(31)	(15.2)%
Rebates offsetting interest on Tranches B and C	861	716	145	20.3%

Total rebate credits	$1,686	$1,733	$(47)	(2.7)%

Percent of total net revenues	7.7%	7.1%	0.6%	8.5%

The $161,000 reduction in volume rebates earned was due to a decline in Siemens units sold from the prior period. The $145,000 increase in interest forgiven is due to the fact that all Siemens’ debt is now subject to rebates as a result of the December 23, 2008 amendments. Cost of products sold as a percent of total net revenues before the impact of the Siemens’ rebate credits was 30.6% in the third quarter of 2009 compared to 33.7% in the third quarter of 2008. The decline is the result of product mix, a reduction in discounting and increases in prices charged on select product lines.
Expenses
Dollars in thousands

	2009	2008	Change	%
Center operating expenses	$10,811	$12,781	$(1,970)	(15.4)%

Percent of total net revenues	49.5%	52.1%	(2.6)%	(5.0)%

General and administrative expenses	$3,694	$3,217	$477	14.8%

Percent of total net revenues	16.9%	13.1%	3.8%	29.0%

Depreciation and amortization	$593	$520	$73	14.0%

Percent of total net revenues	2.7%	2.1%	0.6%	28.6%

The decrease in center operating expenses of approximately $2.0 million in the third quarter of 2009 is attributable to staff reductions, temporary salary decreases put into effect in May of 2009 and other cost saving measures. These actions resulted in reductions of approximately $825,000 in staffing costs, $468,000 in other center operating expenses, $496,000 in decreases in gross marketing costs and approximately $248,000 in decreased regional management expense. The balance of the decrease in operating expenses in the quarter over quarter comparison is related to decreases in incentive compensation of approximately $579,000 as a result of the decline in revenues and changes to compensation arrangements. These decreases were partially offset by additional expenses of approximately $327,000 related to acquired centers owned less than twelve months. Costs related to AARP were approximately $189,000 in the third quarter of 2009 and $168,000 in the third quarter of 2008. The operating expenses of the acquired centers were 71.0% of the related net revenues for those centers during the third quarter of 2009.

General and administrative expenses increased by approximately $477,000 in the third quarter of 2009 as compared to the third quarter of 2008. This was primarily the result of $200,000 of vendor rebates recorded in the third quarter of 2008 which did not occur in 2009 and increases in consulting expenses and franchise taxes.
Depreciation was $387,000 in the third quarter of 2009 and $343,000 in the third quarter of 2008. Amortization expense was $206,000 in the third quarter of 2009 and $177,000 in the third quarter of 2008.
Gain on Foreign Exchange
As a result of the Canadian asset sale in April 2009, the Company plans to repatriate its remaining investment in its Canadian operations. Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the asset sale will be recognized in continuing operations. The Company recognized a $99,000 foreign currency gain in the third quarter of 2009.
Interest Expense
Dollars in thousands

	2009	2008	Change	%
Notes payable from business acquisitions and others (1)	$276	$244	$32	13.1%
Long-term contractual commitment-AARP (2)	—	260	(260)	(100.0)%
Siemens Tranches B and C – interest forgiven (3)	861	716	145	20.3%
Siemens Tranche D	—	289	(289)	(100.0)%
2005 Subordinated Notes (4)	—	39	(39)	(100.0)%

Total interest expense	$1,137	$1,548	$(411)	(26.6)%

	2009	2008	Change	%
Total cash interest expense (5)	$86	$612	$(526)	(85.9)%
Total non-cash interest expense (6)	1,051	936	115	12.3%

Total interest expense	$1,137	$1,548	$(411)	(26.6)%

(1)
Includes $74,000 and $74,000 in the third quarter of 2009 and 2008, respectively, of non-cash interest expense related to the recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $74,000 of non-cash interest expense in the third quarter of 2009 related to recording of warrants at their fair market value.

(2)	Represents non-cash interest expense related to the recording of long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest.

(3)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met a corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(4)	Third quarter 2008 includes $12,000 of non-cash debt discount amortization (see Note 5 – Subordinated Notes and Warrants, Notes to Consolidated Financial Statements included herein).

(5)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and the cash interest paid to Siemens on the Siemens Tranche D loans.

(6)
Represents the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest, debt discount amortization on the 2005 Subordinated Notes and interest on Siemens Tranches B and C offset by rebates.

The decrease in interest expense in the third quarter of 2009 is mostly attributable to the amendment of the AARP contractual commitment and redemption of the Subordinated Notes in August of 2008.

Income Taxes
The Company has net operating loss carryforwards of approximately $59.1 million for U.S. income tax purposes. In addition, the Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized. The deferred tax assets for Canadian tax purposes are recorded as a reduction of the deferred income tax liability on the Company’s balance sheet.
During the third quarter of 2009, the Company recorded a deferred tax expense of approximately $210,000 compared to approximately $214,000 in the third quarter of 2008 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized. Tax deductible goodwill with a balance of approximately $28.9 million at September 26, 2009 and $33.2 million at December 27, 2008, will continue to increase as we continue to purchase the assets of businesses.
Net Income attributable to noncontrolling interest
During the third quarters of 2009 and 2008, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $364,000 and $964,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the third quarters of 2009 and 2008 was approximately $182,000 and $482,000, respectively.
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
A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 was initially held in escrow for up to 180 days after the closing pending any future claims under the Purchase Agreement. The Company received approximately $529,000 in escrow funds in July 2009 which resulted in a gain on sale of approximately $442,000, net of applicable tax of approximately $87,000, during the third quarter of 2009. The balance of the escrow funds of approximately $299,000 was received by the Company in the fourth quarter of 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.
During third quarter of 2009 income tax expense included in discontinued operations of approximately $87,000 related to the gain on the sale of discontinued operations compared to approximately $82,000 in the third quarter of 2008 which related to estimated taxable income generated by the Canadian operations.

For the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008
Revenues
Dollars in thousands

	2009	2008	Change	% Change
Hearing aids and other products	$61,172	$69,241	$(8,069)	(11.7)%
Services	6,043	5,389	654	12.1%

Total net revenues	$67,215	$74,630	$(7,415)	(9.9)%

	2009	2008	Change	% Change
Revenues from centers acquired in 2008 (1)	$1,866	$—	$1,866	2.5%
Revenues from centers acquired in 2009	911	—	911	1.2%

Revenues from acquired centers	2,777	—	2,777	3.7%
Revenues from comparable centers (2)	63,966	74,630	(10,664)	(14.3)%
Revenues from contract services (3)	472	—	472	0.6%

Total net revenues	$67,215	$74,630	$(7,415)	(9.9)%

(1)
Represents that portion of revenues from the 2008 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2008 due to the timing of their acquisition.

(2)	Also includes revenues from the network business segment.

(3)	Represents fees earned pursuant to the support agreement entered into upon the sale of our Canadian operations.
The $8.1 million or 11.7% decrease in hearing aids and other products revenue from the first nine months of 2008 is principally a result of a decline in organic revenue as a result of the current economic slow-down and steps taken by the Company to increase profitability. The Company has reduced the number of discounts offered, increased some prices and reduced marketing expenditures and center staffing. The actions taken have significantly increased profitability but have had a slightly detrimental impact on revenues. The 12.1% increase in service revenues is primarily due to $472,000 of contract service revenue earned pursuant to the support agreement entered into upon the sale of our Canadian operations.
Cost of Products Sold and Services
Dollars in thousands

	2009	2008	Change	%
Hearing aids and other products	$14,998	$18,661	$(3,663)	(19.6)%
Services	1,325	1,627	(302)	(18.6)%

Total cost of products sold and services	$16,323	$20,288	$(3,965)	(19.5)%

Percent of total net revenues	24.3%	27.2%	(2.9)%	(10.7)%

The cost of products sold includes the effect of rebate credits earned under our agreement with Siemens.

The following table reflects the components of the Siemens’ rebate credits which are included in cost of products sold for hearing aids (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2009	2008	Change	%
Rebates offsetting base required payments on Tranche C	$1,500	$1,500	$—	—
Volume rebates used to reduce Tranche C principal	472	943	(471)	(49.9)%
Rebates offsetting required payments of $65 per Siemens unit from acquired centers on Tranche B	513	553	(40)	(7.2)%
Rebates offsetting interest on Tranches B and C	2,954	2,104	850	40.4%

Total rebate credits	$5,439	$5,100	$339	6.6%

Percent of total net revenues	8.1%	6.8%	1.3%	19.1%

The $471,000 reduction in volume rebates earned was due to a decline in Siemens units sold. The $850,000 increase in interest forgiven is due to an increase in Siemens indebtedness and the fact that all Siemens debt is now subject to rebate as a result of the December 23, 2008 amendments. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 32.4% in the first nine months of 2009 compared to 34.0% in the first nine months of 2008. The decline is the result of product mix, a reduction in discounting and increases in prices charged on select product lines.
Expenses
Dollars in thousands

	2009	2008	Change	%
Center operating expenses	$33,510	$38,237	$(4,727)	(12.4)%

Percent of total net revenues	49.9%	51.2%	(1.3)%	(2.5)%

General and administrative expenses	$11,387	$11,565	$(178)	(1.5)%

Percent of total net revenues	16.9%	15.5%	1.4%	9.0%

Depreciation and amortization	$1,731	$1,544	$187	12.1%

Percent of total net revenues	2.6%	2.1%	0.5%	23.8%

The approximate $4.7 million decrease in center operating expenses in the first nine months of 2009 as compared with the first nine months of 2008 is primarily attributable to staff reductions, temporary salary decreases put into effect in May of 2009 and other cost saving measures. These actions resulted in reductions of approximately $2.2 million in staffing costs, $1.1 million in other center operating expenses, $1.6 million in decreases in gross marketing costs and approximately $686,000 in decreased regional management expense. The balance of the decrease in operating expenses in the quarter over quarter comparison is related to decreases in incentive compensation of approximately $1.6 million as a result of the decline in revenues and changes to compensation arrangements. These decreases were partially offset by additional expenses of approximately $1.9 million related to acquired centers owned less than twelve months and approximately $254,000 of costs related to AARP. The operating expenses of the acquired centers were 56.0% of the related net revenues for those centers during the first nine months of 2009.
General and administrative expenses decreased by approximately $178,000 in the first nine months of 2009 as compared to the first nine months of 2008. This is the result of $811,000 of severance costs incurred in the first nine months of 2008, partially offset by a $200,000 rebate recorded in the same period and increases in salaries, professional fees and other costs during the first nine months of 2009.
Depreciation was $1.1 million in the first nine months of 2009 and $997,000 in the first nine months of 2008. Amortization expense was $620,000 in the first nine months of 2009 and $547,000 in the first nine months of 2008.

Gain on Foreign Exchange
As a result of the Canadian asset sale in April 2009, the Company plans to repatriate its remaining investment in its Canadian operations. Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the asset sale will be recognized in continuing operations. The Company recognized a $499,000 foreign currency gain in the first nine months of 2009.
Interest Expense
Dollars in thousands

	2009	2008	Change	%
Notes payable from business acquisitions and others (1)	$774	$673	$101	15.0%
Long-term contractual commitment to AARP (2)	—	260	(260)	(100.0)%
Siemens Tranches B and C – interest forgiven (3)	2,954	2,104	850	40.4%
Siemens Tranche D	—	712	(712)	(100.0)%
2005 Subordinated Notes (4)	—	247	(247)	(100.0)%

Total interest expense	$3,728	$3,996	$(268)	(6.7)%

	2009	2008	Change	%
Total cash interest expense (5)	$412	$1,276	$(864)	(67.7)%
Total non-cash interest expense (6)	3,316	2,720	596	21.9%

Total interest expense	$3,728	$3,996	$(268)	(6.7)%

(1)
Includes $252,000 and $290,000 in the first nine months of 2009 and 2008, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $110,000 of non-cash interest expense in the first nine months of 2009 related to recording warrants at their fair market value.

(2)	Represents non-cash interest expense related to the recording of long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest.

(3)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met. A corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

(4)	The first nine months of 2008 includes $121,000 of non-cash debt discount amortization (see Note 5 – Subordinated Notes and Warrants, Notes to Consolidated Financial Statements included herein).

(5)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and the cash interest paid to Siemens on the Siemens Trance D loans.

(6)
Represents the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest, long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest, 2005 Subordinated Notes related to the debt discount amortization and interest on Siemens Tranches B and C offset by rebates.

The decrease in interest expense in the first nine months of 2009 is mostly attributable to the amendment of the AARP contractual commitment and redemption of the subordinated notes in August 2008.
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
During the first nine months of 2009, the Company recorded a deferred tax expense of approximately $630,000 compared to approximately $620,000 in the first nine months of 2008 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by other temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

Net Income attributable to noncontrolling interest
During the first nine months of 2009 and 2008, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $859,000 and $2.3 million, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first nine months of 2009 and 2008 was approximately $429,000 and $1.2 million, respectively.
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
A portion of the purchase price was paid to trade creditors of the Seller and approximately $828,000 was initially held in escrow for up to 180 days after the closing pending any future claims under the Purchase Agreement. The Company received approximately $529,000 in escrow funds in July 2009 which resulted in a gain on sale of approximately $442,000, net of applicable tax of approximately $87,000, during the third quarter of 2009. The remaining escrow funds of approximately $299,000 were received by the Company in the fourth quarter of 2009. We incurred approximately $561,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.
During first nine months of 2009 income tax expense included in discontinued operations of approximately $1.4 million included approximately $1.6 million of income tax expense related to the gain on the sale of discontinued operations net of a tax benefit of approximately $261,000 related to the estimated taxable loss generated by the Canadian operations compared to approximately $196,000 of income tax expense in the first nine months of 2008 which related to estimated taxable income generated by the Canadian operations.
LIQUIDITY AND CAPITAL RESOURCES
Working Capital
The Company’s working capital position improved by $4.5 million from a deficit of $5.8 million at December 27, 2008 to a deficit of $1.3 at September 26, 2009. The increase in working capital is primarily attributable to the approximate $20.1 million of net proceeds received for the sale of assets related to our Canadian operations offset by accounts payable of $6.2 million converted into indebtedness as part of the December 23, 2008 amendments to the Siemens Credit Agreement.
In the first nine months of 2009, the Company generated income from operations of approximately $4.3 million (including approximately $421,000 of expenses related to the AARP program, $623,000 of non-cash other employee stock-based compensation expense and approximately $620,000 of amortization of intangible assets) compared to $3.0 million (including approximately $720,000 in accrued compensation expense and $91,000 in non-cash stock based compensation related to the former Chairman’s retirement, $607,000 of non-cash other employee stock-based compensation and approximately $547,000 of amortization of intangible assets) in the first nine months of 2008. Cash, cash equivalents and short-term marketable securities as of September 26, 2009 were approximately $14.8 million. The working capital deficit of $1.3 million includes approximately $2.6 million representing the current maturities of the long-term debt owed to Siemens which is anticipated to be repaid through rebate credits.

Cash Flows
Net cash provided by operating activities in the first nine months of 2009 was approximately $5.3 million compared to approximately $7.3 million in the first nine months of 2008.
During the first nine months of 2009, cash of approximately $1.3 million was used to complete the acquisition of centers, a decrease of approximately $2.3 million over the $3.6 million spent on acquisitions in the first nine months of 2008.
In the first nine months of 2009, net cash proceeds of approximately $22.7 million were received related to the sale of assets of our Canadian operations and approximately $11.6 million were used to repay long-term debt.
In the first nine months of 2009, cash of approximately $6.4 million was used to purchase short-term marketable securities and approximately $3.0 was used to collateralize an irrevocable standby letter of provided to AARP and approximately $8.1 million was paid to Siemens.
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
Contractual Obligations
Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 26, 2009.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1 and 3)	44,126	6,613	8,904	5,069	23,540

Subtotal of obligations recorded on balance sheet	44,126	6,613	8,904	5,069	23,540
Interest to be paid on long-term debt (2 and 3)	16,408	3,535	6,345	5,120	1,408
Operating leases	17,139	6,363	7,252	2,684	840
Employment agreements	2,896	1,961	863	72	—
Purchase obligations (4)	3,542	1,357	2,185	—	—

Total contractual cash obligations	84,111	19,829	25,549	12,945	25,788

(1)
Approximately $36.1 million can be repaid through rebate credits from Siemens, including $2.6 million in less than 1 year and $5.2 million in years 1-3, $4.9 million in years 4-5 and $23.5 million in more than 5 years.

(2)
Interest on long-term debt includes the interest on the new Tranches B and C that can be repaid through rebate credits from Siemens pursuant to the Amended and Restated Credit Agreement, including $3.2 million in less than 1 year and $6.1 million in years 1-3, $5.1 million in years 4-5 and $1.4 million in more than 5 years. Interest repaid through preferred pricing reductions was $3.0 million in the first nine months of 2009. (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $805,000 in less than 1 year.

CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:
Business acquisitions and goodwill
We account for business combinations using the acquisition method of accounting. We determine the purchase price of an acquisition based on the fair value of the consideration transferred. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized for impairment annually or more frequently if impairment indicators arise. Indicators at the Company include, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the Company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If impairment is identified, the Company measures and records the amount of impairment losses. The Company performs its annual analysis on the first day of its fourth quarter.
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
As a result of the Canadian asset sale in April 2009 described in Note 2 and the allocation of approximately $16.8 million of goodwill to the disposed component of the centers reporting unit, we performed a step 1 goodwill impairment assessment, which indicated no impairment. At September 26, 2009 the Company’s market capitalization of approximately $55.0 million was in excess of the book value of its three reporting units and there were no other indicators of impairment. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
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
In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the necessary allowance. Any changes in the percent assumptions per plan and aging categories result in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percentage applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $36,000.

Marketable securities as held to maturity, trading and available for sale
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchases and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.
The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.
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
Income taxes
Income taxes are calculated using of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.
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
RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”) was adopted. ASC 105 supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification was effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009. As a result of the adoption, the Company has included references to the Codification, as appropriate, in these financial statements, referred to previously under the former FASB references.
In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company is currently evaluating the impact that the adoption of ASU 2009-05 will have on its consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The Company does not engage in derivative transactions. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

	Fixed Rate	Variable Rate
	9.5%	5% to 16%
	Due February 2015	Other	Total
	$	$	$
	(000’s)	(000’s)	(000’s)
2009	(2,156)	(1,250)	(3,406)
2010	(2,617)	(3,185)	(5,802)
2011	(2,589)	(2,428)	(5,017)
2012	(2,538)	(570)	(3,108)
2013	(2,454)	(163)	(2,617)
Thereafter	(23,730)	—	(23,730)

Total	(36,084)	(7,596)	(43,680)

Estimated fair value	(36,084)	(7,596)	(43,680)

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 26, 2009. The Company’s chief executive officer and chief financial officer concluded that, as of September 26, 2009 the Company’s disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.10	Amended and Restated By-Laws of HearUSA, Inc., effective as of October 26, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 27, 2009).
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

10.1		Amendment No. 1 to the AARP Hearing Care Program Services Agreement with AARP Inc. (“AARP”) and AARP Services Inc. (“ASI”) (the “Services Agreement Amendment”), dated August 11, 2009.
10.2		Amendment No. 2 to the AARP License Agreement with AARP (the “License Agreement Amendment”), dated August 11, 2009.
10.3	**
Form of Nonqualified Option Grant Agreement (pursuant to Amended and Restated 2007 Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 11, 2009.

31.1		CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Designates a management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HearUSA Inc. (Registrant)
November 10, 2009	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and Chief Financial Officer HearUSA, Inc.