Form 10-K
period 2009-12-26
HEARUSA INC
filed 2010-03-26
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2009

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such short periods that the registrant was required to submit and post such files)Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐ (Do not check if a smaller reporting company)	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 27, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the NYSE Amex was approximately $35,372,391.

On March 12, 2010, 44,883,737 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the 2010 Annual Meeting of the registrant’s stockholders (“2010 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I

Item 1. Business

HearUSA, Inc. (“HearUSA” or the “Company”), was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC, a fifty-percent owned joint venture with Kaiser Permanente, in 1998. In July of 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company. As a result of the sale, the Company no longer has operations in Canada.

At December 26, 2009, HearUSA had 180 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The center professionals and the network providers provide audiological testing, products and services for the hearing impaired.

Products

HearUSA’s centers provide a complete range of quality hearing aids, with emphasis on the latest digital technology along with assessment and evaluation of hearing. While the centers may order a hearing aid from nearly any manufacturer, the majority of the hearing aids sold by the centers are manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiary, Rexton. The Company has a supply agreement with Siemens for HearUSA centers. The Company has agreed to meet certain minimum percentages of the centers’ hearing aid requirements with Siemens products. The centers also sell hearing aids manufactured by other manufacturers including Phonak, Oticon, Starkey, Sonic Innovations and Unitron. HearUSA’s centers also offer a large selection of assistive listening devices and other products related to hearing care.

The hearing care network providers also provide hearing aids, assistive listening devices and other products related to hearing care as well as audiology services.

AARP Hearing Program

HearUSA is also the administrator of the AARP Hearing Care program, designed to help millions of Americans aged 50+ who have hearing loss. HearUSA is the only hearing care program endorsed by the American Association of Retired Persons (“AARP”).

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

By developing contractual arrangements for the referral of patients, the plan members have access to standardized care and relationships with local area physicians are enhanced. Critical to providing care to members of these groups are the availability of distribution sites, quality and control and standardization of products and services. The Company believes its system of high quality, uniform company-owned centers meets the needs of the patients and their hearing benefit providers and that the network providers can expand available distribution sites for these patients. In the past few years, the Company has expanded its managed care contracts into areas serviced by the affiliated network providers.

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

All contracts are for one calendar year and are and usually cancelable with usually ninety days or less notice by either party. The early termination of or failure to renew the agreements could adversely affect the operation of the centers located in the related market area.

The Company and its subsidiary, HEARx West, currently receive a per-member-per-month fee for more than 2 million managed care members. In total, HearUSA services over 500 benefit programs for hearing care with various health maintenance organizations, preferred provider organizations, insurers, benefit administrators and healthcare providers.

Sales Development

The Company provides sales development programs to assist its professionals in developing the necessary skills to perform successfully. By providing training on methods, techniques, trouble shooting, dispensing and counseling skills, the Company believes this department helps provide a better service to patients and improves key performance indicators such as conversion, binaural fitting rates and reduced return rates.

Marketing

HearUSA’s marketing plan includes:

•	Print media and Special Events: HearUSA utilizes a variety of print media, some for branding and others for lead generation. Brand ads promote the importance of hearing care while promoting the qualitative differences and advantages offered by HearUSA. Other print vehicles may be used for lead generation, and utilize specific images and headlines that evoke an immediate response for hearing aids at a variety of technology levels and prices that are competitive in applicable marketplace. In addition, the Company has been successful implementing a variety of special events in order to increase the number of hearing tests.
•	Direct Marketing: Utilizing HearUSA’s database, HearUSA conducts consistent, scheduled, customized direct mailings to all patients and prospects based on their status and purchasing patterns. Direct mail achieves top of mind awareness, ensures retention and promotes repeat business.
•	Physician Awareness: HearUSA educates both physicians and their patients on the need for regular hearing testing as part of an overall health assessment and the importance of hearing aids and other assistive listening devices. HearUSA works to further its image as a provider of highly professional services, quality products for the hearing impaired, and comprehensive post-sale consumer education.
•	Telemarketing: HearUSA has a domestic national call center, which supports all HearUSA centers. The national call center is responsible for both inbound calls from consumers and outbound lead generation. The Company uses a dialer system which has improved call center productivity and increased the number of qualified appointments in its centers.

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

In some markets, additional in-depth audiovestibular testing is also available to assist in the evaluation of auditory and vestibular disorders.

Each of the approximate 1,900 network providers operates independently from the Company. To ensure compliance with its hearing benefit programs, the Company performs annual credential verification for each of the network providers. The Company also performs random patient surveys on the quality of network providers’ services.

Revenues

For the fiscal years 2009 and 2008, HearUSA net revenues were approximately $88.9 million and $95.3 million, respectively. During these years the Company did not have revenues from a single customer which totaled 10% or more of total net revenues. Financial information about revenues by geographic area is set out in Note 18 — Segments, Notes to Consolidated Financial Statements included herein.

Segments

The Company operates three business segments: the company-owned centers, the network of independent providers and an e-commerce business line. Financial information regarding these business segments is provided in Note 18 — Segments, Notes to Consolidated Financial Statements included herein.

Centers

At the end of 2009, the Company owned 180 centers in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Missouri, North Carolina, Pennsylvania, South Carolina and California (through HEARx West). These centers offer patients a wide range of hearing care services and products, including diagnostic audiological testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.

The centers owned through HEARx West are located in California. HearUSA is responsible for the daily operation of the centers. All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California. At the end of 2009, there were 30 full-time and 9 part-time HEARx West centers.

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

Network

The Company sponsors a network of credentialed audiology providers that supports hearing benefit programs with employer groups, health insurers and benefit sponsors in 49 states.

Unlike the company-owned centers, the network is comprised of hearing care practices owned by independent practitioners. Through the network, the Company can pursue national hearing care contracts and offer managed hearing benefits in areas outside of the company-owned center markets. Revenues derived from the network are mainly from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefits. In addition, the network provides Provider Advantage purchasing programs, whereby affiliated providers purchase products through HearUSA volume discounts and the Company receives royalties or rebates.

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

Utilization Review Accreditation Commission (URAC) Accreditation

HearUSA has a three-year accreditation by the Utilization Review Accreditation Commission (“URAC”), an independent nonprofit organization which is a recognized leader in promoting health care quality. URAC provides a symbol of excellence for organizations to validate their commitment to quality and accountability and ensures that all stakeholders are represented in establishing meaningful quality measures for the entire health care industry.

Center Management System, Medical Reporting and HearUSA Data Link

The Company has developed a proprietary center management and data system called the Center Management System (“CMS”). CMS primarily has two functions: to manage patient information and to process point-of-sale customer transactions. The CMS system is hosted over a secured internet portal that links all locations with the corporate office. As the Company acquires new centers, a critical part of the integration process is the inclusion of the new center into the CMS.

The Company’s corporate system is fully integrated with CMS to provide additional benefits and functionality that can be better supported centrally. Data redundancy is built into the system architecture as data are stored in a collocation environment utilizing datacenters in both Miami and Denver. The consolidated data repository is constructed to support future expected revenues and business units.

One of the outputs of CMS is a computerized reporting system that provides referring physicians the test results and recommended action for every patient examined by HearUSA staff in a company-owned center. Consistent with the Company’s mission of increasing awareness of hearing conditions in the medical community, this reporting system makes hearing a part of the individual’s health profile. Another unique aspect of CMS is its data mining capability which allows for targeted marketing to its customer base. The national call center also has the ability to access the CMS system and can schedule appointments real time in any HearUSA center.

Competition

The U.S. hearing care industry is highly fragmented with approximately 12,000 independent practitioners providing hearing care products and services. The Company competes on the basis of price and service and, as described above, tries to distinguish itself as a leading provider of hearing care to health care providers and the patients. The Company competes for the managed care customer on the basis of access, quality and cost.

It is difficult to determine the precise number of the Company’s competitors in every market where it has operations, or the percentage of market share enjoyed by the Company. Some competitors are large distributors, including Amplifon of Italy, which owns a network of franchised centers (Miracle Ear and Amplifon Hearing Aid Centers) and company-owned centers (Sonus) in the United States and Canada, and Beltone Electronics Corp., a hearing aid manufacturer owned by GN Store Nord that distributes its products primarily through a national network of “authorized” distributors in the United States and Canada. Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in selected HearUSA markets. All of these companies have greater resources than HearUSA, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HearUSA.

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

Reliance on Manufacturers

The Company’s supply agreement with Siemens requires that at least 90% of the Company’s hearing aid purchases will be of Siemens devices. Siemens has a well-diversified product line with a large budget devoted to research and development. However, there can be no guarantee that Siemens’ technology or product line will remain desirable in the marketplace. Furthermore, if Siemens’ manufacturing capacity cannot keep pace with the demand of HearUSA and other customers, HearUSA’s business may be adversely affected. In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. HearUSA has not experienced any significant disruptions in supply in the past.

Regulation

Federal

The practice of audiology and the dispensing of hearing aids are not presently regulated on the federal level in the United States, except to the extent that those services are governed by the Center for Medicare and Medicaid Services. The United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care industry. The FDA enforces regulations that deal specifically with the manufacture and sale of hearing aids. FDA requires that all dispensers meet certain conditions relating to suitability of the patient for hearing aids and the advisability of medical evaluation prior to being fitted with a hearing aid. Before selling a hearing aid the FDA requires that first time hearing aid purchasers receive medical clearance from a physician prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination. The FDA has mandated that states adopt a return policy for consumers allowing for the return of products, generally within 30 days. HearUSA offers all its customers a full 30-day, or longer, return period or the return period under applicable state guidelines. For patients who participate in the family hearing counseling program, the return period is extended to 60 days, and for patients who are members of AARP, the return period is extended to 90 days. FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids. Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.

A portion of the Company’s revenues comes from participation in Medicare and Medicaid. Medicare is a federally funded health insurance program for the elderly and disabled. The Medicare fee-for-service program does not generally provide reimbursement to HearUSA. However, many Medicare managed care plans, known as Medicare Advantage plans, provide reimbursement for hearing aids. The recently passed health care reform legislation changes the way in which payments are made to Medicare Advantage plans. There can be no assurance that the Medicare Advantage plans with which the Company contracts will continue to participate in Medicare Advantage or will continue to cover hearing aids for their members. Medicaid is a joint state-federal health insurance program for low-income individuals and individuals with disabilities. Medicaid coverage of hearing aids varies from state to state.

Subject to certain statutory and regulatory exceptions, the federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce or reward the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs). Violation of the federal anti-kickback statute could subject the Company to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. The Company’s management carefully considers the importance of the anti-kickback law when structuring its operations, and believes that it is in compliance with these laws.

A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the DOJ. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the Federal Government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.

The False Claims Act also has been used by the federal government and private whistleblowers to bring enforcement actions under the federal anti-kickback statute. Such actions are not based on a contention that an entity has submitted claims that are facially invalid. Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with applicable laws, and therefore that services provided and billed for during an anti-kickback statute violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services. The availability of the False Claims Act to enforce alleged fraud and abuse violations has increased the potential for such actions and which often are costly and time-consuming to defend, to be brought.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for health care claims and payment transaction submitted or received electronically. On April 14, 2003 the U.S. Department of Health and Human Services (“HHS”) issued final regulations regarding the privacy of individually identifiable health information (the “Privacy Regulations”) pursuant to HIPAA. The Privacy Regulations are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual, known as protected health information (“PHI”). The Privacy Regulations apply directly to certain entities known as “covered entities,” which include health plans, health care clearinghouses and healthcare providers who conduct certain healthcare transactions electronically. In addition, the Privacy Regulations require covered entities to enter into contracts requiring their “business associates” to agree to certain restrictions regarding the use and disclosure of PHI. The Privacy Regulations apply to PHI maintained in any format, including both electronic and paper records, and impose extensive restrictions on the way in which covered entities (and indirectly their business associates) may use and disclose PHI. In addition, the Privacy Regulations also give patients significant rights to understand and control how their PHI is used and disclosed. Often, use and disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure.

HHS also promulgated rules governing transaction standards and code sets issued by HHS pursuant to HIPAA (the “Transactions Standards”) that were effective October 16, 2003. The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common healthcare financing transactions, such as healthcare claims.

Under the Transactions Standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used.

In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the “Security Standards”). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic PHI.

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort to assess and implement. The Company has taken and will continue to take steps that it believes are reasonable to ensure that its policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, and included Title XIII, the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The HITECH Act modified certain provisions of the HIPAA Privacy and Security Rules, and included additional requirements meant to protect the privacy and security of health information, including, but not limited to, a new federal breach notification obligation applicable to HIPAA covered entities and their business associates. HHS, as required by the HITECH Act, has issued a regulation setting forth the breach notification obligations applicable to covered entities and their business associates (the “HHS Breach Notification Rule”). The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, the Company believes that it is in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, the Company is in the process of implementing these new requirements or has done so already, and believes that it will be in compliance with these requirements on or before the applicable compliance date.

The Federal Trade Commission (“FTC”) issued the amended Telemarketing Sales Rule on January 29, 2003. The amended rule gave effect to the Telemarketing and Consumer Fraud and Abuse Prevention Act. This legislation gave the FTC and state attorneys general law enforcement tools to combat telemarketing fraud, gave consumers added privacy protections and defenses against unscrupulous telemarketers, and was intended to help consumers tell the difference between fraudulent and legitimate telemarketing. One significant provision of the Telemarketing Sales Rule was the prohibition on calling consumers who have put their telephone numbers on the national “Do Not Call” registry unless one of several exceptions is applicable to the call or to the consumer. Other FTC guidelines pertinent to the Company involve professional business practices relating to issues such as transmitting the caller’s telephone number on caller ID, abandoning calls and speaking to consumers in a non-professional manner.

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

The FTC, the federal bank regulatory agencies, and the National Credit Union Administration (“NCUA”) have issued regulations (“the Red Flags Rules”) requiring financial institutions and creditors to develop and implement written identity theft prevention programs, as part of the Fair and Accurate Credit Transactions (FACT) Act of 2003. The implementation date for the Red Flags Rules has been delayed several times, with the current effective date being June 1, 2010.Under the Rule, financial institutions and creditors with covered accounts must have identity theft prevention programs in place by November 1, 2008, and must provide for the identification, detection, and response to patterns, practices, or specific activities — known as “red flags” — that could indicate identity theft to identify, detect, and respond to patterns, practices, or specific activities that could indicate identity theft. The Company has such a policy.

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

Regulatory schemes in some states require the licensing or registration of the Company’s provider networks, for example as a preferred provider organization, preferred provider program administrator, or independent practice association. The Company has obtained and maintains licenses and registrations for those states which it believes require such licensure or registration; however, such laws often change and such changes may subject the Company to additional requirements. In addition, many states have licensing requirements for third party administrators (“TPA”) or other similar entities that process or adjudicate claims on behalf of members of managed care plans (“Plans”). It is the position of the Company that the ministerial services it performs on behalf of the Plans is limited to pass-through repricing for designated services and does not involve the type of discretionary authority consistent with a claims adjudication activity for which a TPA license or registration would be required. No assurance can be given that any given state will not challenge the Company’s interpretation of the state’s laws and regulations. Finally, many states have established parameters for licensing or registration of risk bearing provider networks. Although the Company has determined that such licensure or registration is not required for its activities, it cannot provide assurance that such states will not challenge that conclusion.

The California Department of Managed Health Care (“DMHC”) has taken the position that discount health care plans fall within the regulatory authority of DMHC and has published proposed regulations to require discount health care plans to be licensed by DMHC. The regulations would also require major changes in the operations of discount health plans. The Company does not know whether these regulations will be adopted as proposed, modified or abandoned. The Company intends to continue operating its business in California and will make a determination with respect to its obligations under the California regulations when such regulations become final.

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

Employees

At December 26, 2009, HearUSA had 506 full-time employees and 59 part-time employees.

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

Risk Related to Our Operations

HearUSA has a history of operating losses and may never be profitable.

HearUSA has historically incurred net losses since its organization. Our accumulated deficit at December 26, 2009 was approximately $115 million. We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:

•	Timing of product sales;
•	Level of consumer demand for our products;
•	Timing and success of new centers and acquired centers; and
•	Timing and amounts of payments by health insurance and managed care organizations.

There can be no assurance that HearUSA will achieve profitability in the near or long term or ever.

The current severe economic downturn has adversely affected our sales.

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

The hearing care industry is highly fragmented and barriers to entry are low. Approximately 12,000 independent practitioners provide testing and dispense products and services that compete with those sold and provided by HearUSA. We also compete with small retailers, as well as large networks of franchisees and distributors established by larger companies, such as those manufacturing and selling Miracle Ear and Beltone products. Some of the larger companies have far greater resources than HearUSA and could expand and/or change their operations to capture the market targeted by HearUSA. Large discount retailers, such as Costco Wholesale Corporation, also sell hearing aids and present a competitive threat in our markets. In addition, it is possible that the hearing care market could be effectively consolidated by the establishment of cooperatives, alliances or associations that could compete more successfully for the market targeted by us.

We are dependent on manufacturers.

HearUSA is not a hearing aid manufacturer. We rely on major manufacturers to supply our hearing aids and to supply hearing enhancement devices. Under our strategic and financial relationship with Siemens, we are required to purchase 90% our requirement of hearing aids. A significant disruption in supply from Siemens could materially adversely affect our business.

We may not be able to access funds under our credit facility with Siemens if we cannot maintain compliance with the restrictive covenants contained therein and in our supply agreement with Siemens.

HearUSA and Siemens are parties to a credit agreement pursuant to which HearUSA has obtained a $50 million secured credit facility from Siemens. As of December 26, 2009, an aggregate of approximately $35 million in loans was outstanding under the credit facility. To continue to access the credit facility, we are required to comply with the terms of the amended credit facility, including compliance with restrictive covenants. There can be no assurance that we will be able to comply with these covenants in the future and, accordingly, may be unable to access the funds provided under the credit facility. If we are unable to comply with these covenants, we may be found in default by Siemens and all loans would be immediately due and payable under the credit agreement. In addition, we have entered into a supply agreement with Siemens, which imposes certain purchase requirements on us. If we fail to comply with the supply agreement or if the supply agreement is terminated (except for termination by us upon breach by Siemens) the credit agreement may be terminated and all loans would be immediately due and payable. This would have a material adverse effect on our ability to do business and on our results of operations.

Current credit and financial market conditions could prevent or delay us from obtaining financing which would adversely affect our business, our operating results and financial condition.

Due to the recent severe tightening of credit markets and concerns regarding the availability of credit around the world, we may not be able to obtain additional necessary financing. Current market conditions could severely limit our ability to access capital. Because our stock has a low trading volume, we may not be able to access the equity market or may be limited in the amount of equity financing available. If we need to obtain equity or debt financing, we may not be able to do so on satisfactory terms. This could adversely affect our business, operating results and financial condition.

We may not be able to maintain existing agreements or enter into new agreements with health insurance and managed care organizations, which may result in reduced revenues.

HearUSA enters into provider agreements with health insurance companies and managed care organizations for the furnishing of hearing care in exchange for fees. The terms of most of these agreements are to be renegotiated annually, and these agreements may be terminated by either party, usually on 90 days or less notice at any time. In 2009, the company observed that a number of health insurance and managed care organizations were re-evaluating benefits coverage for their participants, including hearing care benefits, in response to the difficult economic situation and rising health care costs. A few plans have determined to eliminate hearing care benefits at this time, while others have continued but changed or limited the benefit. Still other companies retained hearing care coverage. There is not certainty that we will be able to maintain all of our agreements on favorable terms or at all.

We rely on qualified audiologists, without whom our business may be adversely affected.

HearUSA currently employs approximately 197 licensed hearing professionals, of whom approximately 140 are audiologists and 57, are licensed hearing aid specialists. If we are not able to attract and retain qualified audiologists, we will be less able to compete with networks of hearing aid retailers or with the independent audiologists who also sell hearing aids and our business may be adversely affected. Many audiologists are obtaining doctorate degrees, and the increased educational time required at the doctoral level is further restricting the pool of audiologists available for employment. In addition to our employed hearing professionals, we rely on our network of audiologists and hearing aid specialists. If we are not able to maintain our network, our business could suffer.

We depend on our joint venture for our California operations and may not be able to attract sufficient patients to our California centers without it.

HEARx West LLC, our joint venture with Kaiser Permanente, operates 39 full-service centers in California. Since their inception, HEARx West centers have derived approximately two-thirds of their revenues from sales to Kaiser Permanente members, including revenues through an agreement between the joint venture and Kaiser Permanente’s California division servicing its hearing benefited membership. If

Kaiser Permanente does not perform its obligations under the agreement, or if the agreement is not renewed upon expiration, the loss of Kaiser patients in the HEARx West centers would adversely affect our business. In addition, HEARx West centers would be adversely affected by the loss of the ability to market to Kaiser members and promote the business within Kaiser’s medical centers, including the referral of potential customers by Kaiser.

We rely on the efforts and success of managed care companies that may not be achieved or sustained.

Many managed care organizations, including some of those with whom we have contracts, have experienced and are continuing to experience significant difficulties arising from the widespread growth and reach of available plans and benefits. If the managed care organizations are unable to attract and retain covered members in our geographic markets, we may be unable to sustain the operations of our centers in those geographic areas. In addition, managed care organizations are subject to changes in federal legislation affecting healthcare. Changes in legislation in 2010 may have an effect on the way these organizations deliver services to their members. If these changes result in contract cancellations with these organizations, there can be no assurance that we can maintain all of our centers. We will close centers where warranted and such closures could have a material adverse effect on us.

We may not be able to maintain accreditation, and our revenues may suffer.

HearUSA has a three-year accreditation from the Utilization Review Accreditation Commission (URAC) through 2011. There can be no assurance that we can maintain our URAC accreditation. If we are not able to maintain our accredited status after the current accreditation period expires in 2011, our revenues may suffer.

We are subject to numerous federal and state laws and regulations and changes to any of them could have an impact on our operations.

We are subject to a variety of federal and state governmental laws and regulations. If any of these laws or regulations changes, or if the applicable governmental agency changes its interpretation, our operations may be affected.

Failure to comply with government regulations could subject us to civil and criminal penalties.

Federal and state governments have enacted fraud and abuse laws, laws to protect patients’ privacy and licensure laws. Violation of these and other laws or regulations governing our operations or the operations of our employed or network hearing professionals could result in the imposition of civil or criminal penalties, the suspension or revocation of our licenses or our exclusion from participating in Medicare or Medicaid. If we were to become subject to these penalties or exclusions as the result of our actions or omissions, it would negatively affect our ability to operate our business.

HIPAA broadened the scope of fraud and abuse laws applicable to healthcare companies. HIPAA created civil penalties for, among other things, billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of most individually identifiable health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of data breach, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states’ Attorneys General in addition to the HHS Office of Civil Rights. It is possible that Congress may enact additional legislation in the future to increase penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules.

Changes in state and federal regulation of the delivery of health care services and products may have a material adverse effect on our business.

In the current economic and political climate, many changes to the delivery of health care services and products are being considered. In particular, the recently enacted federal healthcare reform law may significantly impact our business. However, until implementing regulations and effective dates occur, it is not possible to quantify such impact. In addition to health care reform that is currently under consideration in the

U.S. Congress, some states have proposed new regulation of health care services and products. For example, regulations proposed in the State of California would eliminate the ability of companies like ours from providing discounted services or goods without registration and further regulation by the State of California. These proposed regulations, if adopted, could have a material adverse effect on the Company and require significant changes to the way in which we operate in the State of California if we want to continue to provide services in that State.

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

The price of HearUSA common stock could fluctuate significantly, and you may be unable to sell your shares at a profit. There are significant price and volume fluctuations in the market generally that may be unrelated to our operating performance, but which nonetheless may adversely affect the market price for HearUSA common stock. The price of our common stock could change suddenly due to factors such as:

•	the amount of our cash resources and ability to obtain additional funding;
•	economic conditions in markets we are targeting;
•	fluctuations in operating results;
•	changes in government regulation of the healthcare industry;
•	failure to meet estimates or expectations of the market;
•	rate of acceptance of hearing aid products in the geographic markets we are targeting;
•	market perception of the potential for our success with the AARP Program; and
•	events relating to changes in conditions of our strategic partner, Siemens.

Any of these conditions may cause the price of HearUSA common stock to fall, which may reduce business and financing opportunities available to us and reduce your ability to sell your shares at a profit, or at all.

Exercise of outstanding HearUSA options and warrants could cause substantial dilution.

As of December 26, 2009, outstanding warrants and options of HearUSA included:

•	Warrants to purchase approximately 2.5 million shares of common stock and
•	Options to purchase approximately 6.3 million shares of common stock.

To the extent outstanding options or warrants are exercised or additional shares of capital stock are issued, stockholders will incur additional dilution.

Future sales of shares may depress the price of HearUSA common stock.

If substantial stockholders sell shares of HearUSA common stock into the public market, or investors become concerned that substantial sales might occur, the market price of HearUSA common stock could decrease. For example, the Company has registered 6.4 million shares for resale by Siemens from time to time. Such a decrease in market price of our stock could make it difficult for us to raise capital by selling stock or to pay for acquisitions using stock. In addition, HearUSA employees hold a significant number of options to purchase shares, many of which are presently exercisable. Employees may exercise their options and sell shares soon after such options become exercisable, particularly if they need to raise funds to pay for the exercise of such options or to satisfy tax liabilities that they may incur in connection with exercising their options.

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

We have implemented a strategic acquisition program. We may have to devote substantial time and resources in order to integrate completed acquisitions or complete potential acquisitions. We may not identify or complete acquisitions in a timely manner, on a cost-effective basis, or at all. Acquired operations may not be effectively integrated into our operations and may fail. In the event of any future acquisitions, HearUSA could:

•	issue additional stock that would further dilute our current stockholders’ percentage ownership;
•	incur debt;
•	assume unknown or contingent liabilities; or
•	experience negative effects on reported operating results from acquisition-related charges and amortization or impairment of acquired technology, goodwill and other intangibles.

These transactions involve numerous risks that could harm operating results and cause the price of HearUSA common stock price to decline, including:

•	potential loss of key employees of acquired organizations;
•	problems integrating the acquired business, including its information systems and personnel;
•	unanticipated costs that may harm operating results;
•	diversion of management’s attention from business concerns; and
•	adverse effects on existing business relationships with customers.

Any of these risks could harm the business and operating results of HearUSA.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. As of December 26, 2009, goodwill of $51.5 million represented 191% of the Company’s total stockholders’ equity. As of December 26, 2009, other intangible assets, including customer files, non-competes and trade names, of $12.8 million represented 47% of the Company’s total stockholders’ equity.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets are amortized over their estimated useful lives.

Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

HearUSA’s corporate offices, network management and national call center are located in West Palm Beach, Florida. The leases on these properties are for ten years and expire in 2018. As of December 26, 2009, the Company operated 43 centers in Florida, 13 in New Jersey, 29 in New York, 6 in Massachusetts, 8 in Ohio, 23 in Michigan, 7 in Missouri, 3 in Pennsylvania, 8 in North Carolina, 1 in South Carolina and 39 HEARx West centers in California. All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases). The Company believes these locations are suitable to serve its patients’ needs. The network is operated from the Company’s corporate office in West Palm Beach. The Company has no interest or involvement in the network providers’ properties or leases. The e-commerce business is operated from the Company’s corporate office in West Palm Beach.

Item 3. Legal Proceedings

The Company has from time to time been a party to lawsuits and claims arising in the normal course of business. In the opinion of management, there are no pending claims or litigation, in which the outcome would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Reserved

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information as of the date hereof with respect to the Company’s executive officers.

Name and Position	Age	First Served as Executive Officer
Stephen J. Hansbrough Chairman and Chief Executive Officer Director	63	1993
Gino Chouinard President and Chief Operating Officer	41	2002
Francisco Puñal Senior Vice President and Chief Financial Officer	51	2008

Messrs. Hansbrough, Chouinard and Puñal are serving pursuant to employment agreements with 3-year terms expiring in 2012, which will be renewed for successive one-year terms unless a party provides notice of non-renewal.

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

Gino Chouinard, President and Chief Operating Officer from March 2009 to present, was President and Chief Financial Officer of the Company from August 2008 to February 2009. Prior to that, Mr. Chouinard served as the Company’s executive Vice President and Chief Financial Officer from July 2002 to July 2008. Mr. Chouinard joined HearUSA in July 2002 with its acquisition of Helix. Mr. Chouinard served as Helix’s Chief Financial Officer from November 1999 until its acquisition by HearUSA. Mr. Chouinard is a Chartered Accountant who previously worked for Ernst & Young LLP, an international accounting firm, as Manager from 1996 until 1999 and as Senior Accountant from 1994 until 1996.

Francisco (Frank) Puñal, Senior Vice President and Chief Financial Officer from March 2009 to present, was Senior Vice President and Chief Accounting Officer of the Company from April 2008 to February 2009. Mr. Puñal served as the Chief Financial Officer of International Bedding Group, Inc., a privately held company based in Pompano Beach, Florida, from June of 2007 to April 2008. Mr. Puñal also served for over six years as vice president and controller of Jacuzzi Brands, Inc., a NYSE-listed company. Earlier in his career, Mr. Puñal was a senior audit manager for Ernst & Young LLP.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the NYSE Amex (or AMEX) under the symbol “EAR”. As of March 12, 2010, the Company had 44,883,737 shares of common stock outstanding. The closing price on March 12, 2010 was $1.48 for the common stock. The following table sets forth the high and low sales prices for the common stock as reported by the NYSE Amex for the fiscal quarters indicated:

	Common Stock
Fiscal Quarter	High	Low
2009
Fourth	$1.69	$1.20
Third	$1.39	$0.56
Second	$0.95	$0.36
First	$0.75	$0.38
2008
Fourth	$1.32	$0.22
Third	$1.76	$1.21
Second	$1.82	$1.15
First	$1.58	$1.04

As of March 12 2010, there were 1,117 holders of record of the common stock.

Dividend Policy

HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations. Payment of dividends is restricted under the terms of the Company’s credit agreement, as amended, with Siemens.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 26, 2009:

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,558,930		$1.16	1,828,500
Equity compensation plans not approved by security holders	100,000	(1)	$0.35	—
Total equity compensation plans approved and not approved by security holders	6,658,930		$1.16	1,828,500

(1)	Consists of non-employee director options granted on April 1, 2003 outside of the Non Employee Director Plan at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the NYSE Amex (formerly American Stock Exchange) on the grant date. The options vested after one year and have a ten-year life.

Item 6. Selected Financial Data

The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth on the following pages have been derived from the audited consolidated financial statements of the Company.

Consolidated Statement of Operations Data:

	Year Ended
Dollars in Thousands	December 26 2009	December 27 2008	December 29 2007	December 30 2006	December 31 2005
Total net revenues	$88,934	$95,297	$89,095	$79,081	$68,335
Income from operations(1)(2)	5,087	390	3,874	2,345	2,559
Non-operating income:
Gain on foreign exchange(3)	585	—	—	—	—
Gain from insurance settlement(4)	68	—	—	203	430
Gain on settlement of intangible asset(5)	—	981	—	—	—
Interest income	27	42	164	152	54
Interest expense(6)	(4,791)	(5,678)	(7,929)	(5,955)	(4,644)
Income tax expense	(880)	(832)	(595)	(308)	(1,413)
Income (loss) from continuing operations	96	(5,097)	(4,486)	(3,563)	(3,014)
Income from discontinued operations attributable to HearUSA, Inc. common stockholders	1,031	3,156	2,682	1,022	750
Gain on sale of assets, net of income tax attributable to HearUSA, Inc. common stockholders	931	—	—	—	—
Net income (loss)	2,058	(1,941)	(1,804)	(2,541)	(2,264)
Income from noncontrolling interest	(544)	(1,260)	(1,478)	(633)	—
Net income (loss) attributable to HearUSA, Inc.	1,514	(3,201)	(3,282)	(3,174)	(2,264)
Net income (loss) applicable to HearUSA, Inc. common stockholders	1,378	(3,340)	(3,419)	(3,312)	(2,965)
Income (loss) per common share attributable to HearUSA, Inc’s common stockholders:
Basic and diluted, loss from continuing operations	(0.01)	(0.17)	(0.17)	(0.13)	(0.12)
Basic and diluted, income from discontinued operations	0.04	0.08	0.08	0.03	0.03
Basic and diluted, income (loss)	0.03	(0.09)	(0.09)	(0.10)	(0.09)

(1)	Income from operations in 2009, 2008, 2007 and 2006 includes approximately $981,000, $849,000, $606,000 and $976,000, respectively of non-cash stock-based compensation expense.
(2)	Income from operations includes approximately $801,000, $1.1 million, $896,000, $815,000 and $618,000, in 2009, 2008, 2007, 2006 and 2005, respectively, of intangible assets amortization.
(3)	Gain on foreign exchange is a result of the Canadian asset sale in April 2009. The Company plans to repatriate its remaining investment in its Canadian operations. Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the asset sale will be recognized in continuing operations.
(4)	The gain from insurance settlement is from insurance proceeds and final payment resulting from property damages insurance claims sustained by a California hearing care center in 2009, and hurricane damages insurance claims sustained by Florida hearing care centers in 2005 and 2004.
(5)	The gain on settlement of intangible asset is the result of the December 22, 2008 Amendment to the license agreement with AARP, which restructured the payment terms, eliminating the $7.6 million annual license payment.
(6)	Interest expense includes approximately $314,000, $380,000 and $117,000 of non-cash interest expense on discounted notes payable in 2009, 2008 and 2007, $170,000 of non-cash interest expense in related to recording warrants at their fair market value in 2009, $763,000 of non-cash interest expense on long-term contractual commitment to AARP in 2008, $122,000, $3.5 million, $2.7 million and $2.5 million in 2008, 2007, 2006 and 2005, respectively, of non-cash debt discount amortization (including $1.4 million in 2007 due to the reduction in the price of warrants related to the 2003 convertible subordinated notes) and approximately $319,000 and $513,000 in 2006 and 2005, respectively, of non-cash decreases in interest expense related to a decrease in the fair market value of the warrant liability.

Balance Sheet Data:

	As of
Dollars in Thousands	December 26 2009	December 27 2008	December 29 2007	December 30 2006	December 31 2005
Total assets	$91,313	$100,601	$100,542	$83,276	$71,044
Working capital deficit(1)	(1,830)	(5,773)	(14,791)	(14,263)	(3,549)
Long-term debt:
Long-term debt, net of current maturities	36,139	49,099	36,499	28,599	19,970
Convertible subordinated notes and subordinated notes, net of debt discount of $278,000, $2,078,000 and $5,444,000 in 2006, 2005 and 2004, respectively	—	—	—	3,762	6,222

(1)	Includes approximately $2.5 million, $2.7 million, $2.6 million, $3.5 million and $2.2 million in 2009, 2008, 2007, 2006 and 2005, respectively, representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits and approximately $2.5 million and $652,000, net of debt discount, in 2006 and 2005, respectively, related to the $7.5 million convertible subordinated notes.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The Company focused on profitability and cash flow during 2009 in light of the difficult conditions in the U.S. economy. Pricing, marketing and staffing adjustments made by the Company in 2009 significantly increased profitability and cash flow while having a slightly detrimental impact on sales. The Company also temporarily suspended its acquisition program in response to the downturn in the economy. The Company plans to renew its acquisition program in 2010. The current insurance market has caused many consumers and managed care providers to reassess benefits. Some plans have reduced or eliminated benefits for 2010. This will have a negative impact on revenues and margins. The Company is actively adding additional managed care contracts to offset these losses.

In April 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million, plus assumption of certain balance sheet liabilities, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009. As a result of the sale, the operations of the Canadian division are presented as discontinued operations.

In August 2009, the Company launched the initial phase of a hearing care program designed exclusively for AARP members. The program was made available to AARP members in Florida and New Jersey in the fourth quarter of 2009 and is expected to be extended to AARP members in all 50 states and the U.S. territories eventually. This relationship offers a unique opportunity to better serve the hearing care needs of America’s fifty-plus population through AARP’s members.

Results of Operations

2009 compared to 2008 (in Thousands of Dollars)

Revenues

Dollars in Thousands	2009	2008	Change	% Change
Hearing aids and other products	$81,086	$88,306	$(7,220)	(8.2)%
Services	7,848	6,991	857	12.3%
Total net revenues	$88,934	$95,297	$(6,363)	(6.7)%

	2009	2008	Change	% Change
Revenues from centers acquired in 2008(1)	$1,887	$—	$1,887	2.0%
Revenues from centers acquired in 2009	1,182	—	1,182	1.2%
Revenues from acquired centers	3,069	—	3,069	3.2%
Revenues from comparable centers(2)	85,109	95,297	(10,188)	(10.7)%
Revenues from contract services(3)	756	—	756	0.8%
Total net revenues	$88,934	$95,297	$(6,363)	(6.7)%

(1)	Represents that portion of revenues from the 2008 acquired centers recognized for those acquisitions that had less than one full year of revenues recorded in 2008 due to the timing of their acquisition.
(2)	Also includes revenues from the network business segment.
(3)	Represents fees earned pursuant to the support agreement entered into upon the sale of our Canadian operations. (see Note 3 — Discontinued Operations, Notes to Consolidated Financial Statements included herein):

The $7.2 million or 8.2% decrease in hearing aids and other product revenue compared to 2008 is principally a result of a decline in organic revenue caused by the current economic slow-down and steps taken by the Company to increase profitability. The Company has reduced the number of discounts offered, increased some prices and reduced marketing expenditures and center staffing. The actions taken have significantly increased profitability but have had a slightly detrimental impact on revenues. The 12.3% increase in service revenues is due to $756,000 of contract service revenue earned pursuant to the support agreement entered into upon the sale of our Canadian operations in 2009.

Cost of Products Sold and Services

Dollars in Thousands	2009	2008	Change	%
Hearing aids and other products	$20,224	$23,792	$(3,568)	(15.0)%
Services	1,733	2,116	(383)	(18.1)%
Total cost of products sold and services	$21,957	$25,908	$(3,951)	(15.3)%
Percent of total net revenues	24.7%	27.2%	(2.5)%	(9.2)%

The cost of products sold includes the effect of rebate credits earned under our agreement with Siemens. (see Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein).

The following table reflects the components of the Siemens’ rebate credits which are included in cost of products sold for hearing aids (see Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein):

Dollars in Thousands	2009	2008	Change	%
Rebates offsetting base required payments on Tranche C	$2,000	$2,000	$—	—
Volume rebates used to reduce Tranche C principal	821	1,099	(278)	(25.3)%
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	599	684	(85)	(12.4)%
Rebates offsetting interest on Tranches B and C	3,815	2,832	983	34.7%
Total rebate credits	$7,235	$6,615	$620	9.4%
Percent of total net revenues	8.1%	6.9%	1.2%	17.4%

The $278,000 reduction in volume rebates earned was due to a decline in Siemens units purchased. The $983,000 increase in interest forgiven is due to an increase in Siemens indebtedness and the fact that all interest on Siemens debt is now subject to rebate as a result of the December 23, 2008 amendments. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 33.1% in 2009 compared to 34.1% in 2008. The decline is the result of product mix, a reduction in discounting and increases in prices charged on select product lines.

Expenses

Dollars in Thousands	2009	2008	Change	%
Center operating expenses	$44,152	$51,365	$(7,213)	(14.0)%
Percent of total net revenues	49.6%	53.9%	(4.3)%	(8.0)%
General and administrative expenses	$15,421	$15,148	$273	1.8%
Percent of total net revenues	17.3%	15.9%	1.4%	8.8%
Depreciation and amortization	$2,317	$2,486	$(169)	(6.8)%
Percent of total net revenues	2.6%	2.6%	0.0%	0.00%

The $7.2 million decrease in center operating expenses in 2009 as compared with 2008 is primarily attributable to staff reductions and temporary salary decreases put into effect in May of 2009 and other cost saving measures. These actions resulted in reductions of approximately $3.0 million in staffing costs, $961,000 in other center operating expenses, $2.9 million in gross marketing costs and approximately $1.0 million in regional management expense. Incentive compensation also decreased by approximately $1.8 million as a result of the decline in revenues and changes to compensation arrangements. These decreases were partially offset by additional expenses of approximately $1.9 million related to acquired centers owned less than twelve months and approximately $679,000 of costs related to our AARP program. The 2009 operating expenses of the acquired centers were 62.1% of the related net revenues. The temporary salary decreases put into effect in 2009 were reversed for most employees in January 2010.

General and administrative expenses increased by approximately $273,000 in 2009 as compared to 2008. This is primarily the result of increases in incentive compensation of approximately $524,000, professional and independent consulting fees of approximately $180,000, increase in stock-based compensation expense of approximately $252,000 and other costs of approximately $148,000, mostly offset by approximately $811,000 of severance costs incurred in 2008.

Gain on Foreign Exchange

As a result of the Canadian asset sale in April 2009, the Company plans to repatriate its remaining investment in its Canadian operations. Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the asset sale will be recognized in continuing operations. The Company recognized a $585,000 foreign currency gain in 2009.

Interest Expense

Dollars in Thousands	2009	2008	Change	%
Notes payable from business acquisitions and others(1)	$976	$901	$75	8.3%
Long-term contractual commitment to AARP(2)	—	763	(763)	(100.0)%
Siemens Tranches B and C – interest forgiven(3)	3,815	2,832	983	34.7%
Siemens Tranche D	—	935	(935)	(100.0)%
2005 Subordinated Notes(4)	—	247	(247)	(100.0)%
Total interest expense	$4,791	$5,678	$(887)	(15.6)%

	2009	2008	Change	%
Total cash interest expense(5)	$492	$1,581	$(1,089)	(68.9)%
Total non-cash interest expense(6)	4,299	4,097	202	4.9%
Total interest expense	$4,791	$5,678	$(887)	(15.6)%

(1)	Includes $314,000 and $380,000 in 2009 and 2008, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein) and $170,000 of non-cash interest expense in 2009 related to recording warrants at their fair market value.
(2)	Represents non-cash interest expense related to the recording of long-term contractual commitment to AARP at its present value by discounting future payments to market rate of interest. The agreement giving rise to this non-cash expense was subsequently amended in 2008 to eliminate this expense. See “Gain on Restructuring of Contract,” below.
(3)	The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met. A corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 7 — Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).
(4)	2008 includes $122,000 of non-cash debt discount amortization (see Note 8 — Subordinated Notes and Warrants, Notes to Consolidated Financial Statements included herein).
(5)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and the cash interest paid to Siemens on the Siemens Trance D loans
(6)	Represents the non-cash interest expense related to recording the notes payable for business acquisitions and the 2005 Subordinated Notes at their present value by discounting future payments to market rate of interest and interest on Siemens Tranches B and C offset by rebates.

Income Taxes

The Company has net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes. The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.

During 2009, the Company recorded a deferred tax expense of approximately $880,000 compared to approximately $832,000 in 2008 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

Gain on Restructuring of Contract

On December 22, 2008, the Company amended the AARP License Agreement to eliminate the fixed three-year royalty. The Company wrote off the remaining contractual liability of approximately $20.0 million and the liability of intangible asset of approximately $19.1 million and recorded a corresponding gain of approximately $981,000 on the restructuring of the AARP License Agreement. The parties reached a new agreement in August 2009 to address the payment terms of the AARP License Agreement. (see Note 14 — AARP Contract, Notes to Consolidated Financial Statement included herein).

Net Income attributable to noncontrolling Interest

During 2009 and 2008, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $1.1 million and $2.5 million, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for 2009 and 2008 was approximately $544,000 and $1.3 million, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million U.S. dollars, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

During 2009 and 2008, income from discontinued operations, net of income taxes, was approximately $1.0 million and $3.2 million, respectively, representing the results of our Canadian operations during the approximately four month period prior to the sale in April 2009, and for the year ended December 27, 2008.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities in 2009 was approximately $2.4 million compared to approximately $8.7 million in 2008. The $8.7 million generated in 2008 includes the impact of the conversion of $9.0 million in Siemens trade payables to long-term debt and the exchange of $3.8 million in Siemens trade payables for 6.4 million shares of common stock. The Siemens trade payables resulted from the purchase of inventory during the normal course of business. The Company began payment of the Siemens trade payables on 30 day terms in 2009. The 30 day reduction in terms allowed the Company to earn early payment discounts but decreased cash flow by approximately $2.4 million in 2009. The Company can return to 60 day terms at anytime.

During 2009, cash of approximately $1.4 million was used to complete the acquisition of eleven centers, a decrease of approximately $2.7 million over the $4.2 million spent on acquisitions in 2008.

In 2009, net cash proceeds of approximately $22.6 million were received related to the sale of assets of our Canadian operations and approximately $12.8 million were used to repay long-term debt.

In 2009, cash of approximately $4.1 million was used to purchase short-term marketable securities and approximately $3.0 million was used to collateralize an irrevocable standby letter of credit provided to AARP. The commitment to maintain a standby letter of credit will decline by $1 million in each of the next three years.

The Company believes that current cash and cash equivalents and cash flow from continuing operations at current net revenue levels, will be sufficient to support the Company’s operational needs through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that net revenue levels will remain at or higher than current levels or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient.

In the event of a shortfall in cash, the Company might consider short-term debt, or additional equity or debt offerings. There can be no assurance; however, that such financing will be available to the Company on favorable terms or at all. The Company also is continuing its aggressive cost controls.

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 26, 2009.

	Payments Due by Period (000’s)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	$	$	$	$	$
Long-term debt(1) and (3)	42,425	6,167	8,069	4,888	23,301
Subtotal of obligations recorded on balance sheet	42,425	6,167	8,069	4,888	23,301
Interest to be paid on long-term debt(2) and (3)	14,895	3,622	6,024	4,932	317
Operating leases	16,424	6,292	6,716	2,681	735
Employment agreements	4,464	2,099	2,311	54	—
Purchase obligations(4)	3,404	1,459	1,945	—	—
Total contractual cash obligations	81,612	19,639	25,065	12,555	24,353

(1)	Approximately $35.3 million can be repaid through rebate credits from Siemens, including $2.5 million in less than 1 year and $4.8 million in years 1-3, $4.7 million in years 4-5 and $23.3 million in more than 5 years.
(2)	Interest on long-term debt includes the interest on Tranches B and C of the Siemens credit facility that can be repaid through rebate credits from Siemens, including $3.3 million in less than 1 year and $5.9 million in years 1-3, $4.9 million in years 4-5 and $318,000 in more than 5 years. Interest repaid through rebate credits was $3.8 million in 2009. (See Note 7 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).
(3)	Principal and interest payments on long-term debt are based on cash payments and do not include interest amounts resulting from the recording of acquisition notes at fair value. (See Note 7 — Long-Term Debt, Notes to Consolidated Financial Statements included herein).
(4)	Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $907,000 in less than 1 year.

Critical Accounting Policies

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Goodwill

The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized for impairment annually or more frequently if impairment indicators arise. Indicators at the Company included but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If impairment is identified, the Company measures and records the amount of impairment losses. The Company performs this annual analysis on the first day of its fourth quarter.

Impairment indicators at the Company include, but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the Company’s market capitalization below its book value and an expectation that a reporting unit or a portion of a reporting unit will be sold or otherwise disposed of.

If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If impairment is identified, the Company measures and records the amount of impairment losses.

A two-step impairment test is performed on goodwill. In order to do this, management applied judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2009 and 2008, and each of these tests indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge.

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

Revenue Recognition

HearUSA has company-owned centers in its core markets and a network of affiliated providers who provide products and services to customers that are located outside its core markets. HearUSA enters into provider agreements with benefit providers (third party payors such as insurance companies, managed care companies, employer groups, etc.) under (a) a discount arrangement on products and service; (b) a fee for service arrangement; and (c) a per capita basis or capitation arrangement, which is a fixed per member per month fee received from the benefit providers.

All contracts are for one calendar year and are usually cancelable with ninety days or less notice by either party. Under the discount arrangements, the Company provides the products and services to the eligible members of a benefit provider at a pre-determined discount or customary price and the member pays the Company directly for the products and services. Under the fee for service arrangements, the Company provides the products and services to the eligible members at its customary price less the benefit they are allowed (a specific dollar amount), which the member pays directly to the Company. The Company then bills the benefit provider the agreed upon benefit for the service.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any change in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $31,000.

Sales Returns

The Company offers all its customers a full 30-day return period or the return period applicable to state guidelines. For patients who participate in the family hearing counseling program, the return period is extended to 60 days. Under the AARP program, patients who are members of AARP have a return period of 90 days if the patient is dissatisfied with the product. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer.

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

Stock-Based Compensation

Share-based payments are accounted for using fair value in accordance with applicable generally accepted accounting principles. To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

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

Income Taxes

Income taxes are calculated using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.

Both the calculation of the deferred tax assets and liabilities, as well as the decision to establish a valuation allowance requires management to make estimates and assumptions. Although we do not believe there is a reasonable likelihood that there will be a material change in the estimates and assumptions used, if actual results are not consistent with the estimates and assumptions, the balances of the deferred tax assets, liabilities and valuation allowance could be significantly different.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-16 amends the guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, as well as separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not anticipate that the adoption of the amended guidance on fair value measurement-related disclosures will require significant additional disclosures.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations or require additional disclosure.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates:

	Fixed Rate 9.5% Due February 2015 $(000’s)	Fixed Rate 4.6% to 16.7% Other $(000’s)	Total $(000’s)
2010	(2,453)	(3,714)	(6,167)
2011	(2,442)	(2,479)	(4,921)
2012	(2,403)	(745)	(3,148)
2013	(2,346)	(188)	(2,534)
2014	(2,312)	(42)	(2,354)
Thereafter	(23,301)	—	(23,301)
Total	(35,257)	(7,168)	(42,425)
Estimated fair value	(35,257)	(7,168)	(42,425)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HearUSA, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the two fiscal years in the period ended December 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective December 28, 2008.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Certified Public Accountants
West Palm Beach, Florida
March 26, 2010

HearUSA, Inc.

CONSOLIDATED BALANCE SHEETS

	December 26, 2009	December 27, 2008
	(Dollars in Thousands)
ASSETS (Notes 3 and 4)
Current assets
Cash and cash equivalents	$7,037	$3,553
Short-term marketable securities (Note 9)	4,106	—
Accounts and notes receivable, less allowance for doubtful accounts of $616 and $506	5,554	7,371
Inventories	1,844	1,682
Prepaid expenses and other	464	502
Total current assets	19,005	13,108
Property and equipment, net (Note 5)	4,021	4,876
Goodwill (Notes 3, 4 and 6)	51,495	65,953
Intangible assets, net (Notes 4 and 6)	12,816	15,630
Deposits and other	731	810
Restricted cash and cash equivalents (Note 2)	3,245	224
Total Assets	$91,313	$100,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,070	$5,011
Accrued expenses	2,253	3,208
Accrued salaries and other compensation	3,520	3,713
Current maturities of long-term debt	5,983	6,915
Income taxes payable	1,974	—
Dividends payable	35	34
Total current liabilities	20,835	18,881
Long-term debt (Notes 3, 4 and 7)	36,139	49,099
Deferred income taxes	7,335	7,284
Total long-term liabilities	43,474	56,383
Commitments and contingencies	—	—
Stockholders’ equity (Note 10)
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	—	—
Series J (233 shares outstanding)	—	—
Total preferred stock	—	—
Common stock: $.10 par; 75,000,000 shares authorized 45,381,750 and 44,828,384 shares issued	4,538	4,483
Additional paid-in capital	137,863	136,924
Accumulated deficit	(114,982)	(116,360)
Accumulated other comprehensive income	—	1,249
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity	24,934	23,811
Noncontrolling interest (Note 1)	2,070	1,526
Total Stockholders’ equity	27,004	25,337
Total Liabilities and Stockholders’ Equity	$91,313	$100,601

See accompanying notes to consolidated financial statements

HearUSA, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 26, 2009	Year Ended December 27, 2008
	(Dollars in Thousands)
Net revenues
Hearing aids and other products	$81,086	$88,306
Services	7,848	6,991
Total net revenues	88,934	95,297
Operating costs and expenses
Hearing aids and other products	20,224	23,792
Services	1,733	2,116
Total cost of products sold and services excluding depreciation and amortization	21,957	25,908
Center operating expenses	44,152	51,365
General and administrative expenses (Notes 1 and 11)	15,421	15,148
Depreciation and amortization	2,317	2,486
Total operating costs and expenses	83,847	94,907
Income from operations	5,087	390
Non-operating income (expenses)
Gain on foreign exchange	585	—
Gain on restructuring of contract (Note 14)	—	981
Gain on insurance settlement	68	—
Interest income	27	42
Interest expense (Notes 4, 7 and 8)	(4,791)	(5,678)
Income (loss) from continuing operations before income tax expense	976	(4,265)
Income tax expense (Note 15)	(880)	(832)
Income (loss) from continuing operations	96	(5,097)
Discontinued operations attributable to HearUSA, Inc. (Note 3)
Income from discontinued operations, net of income tax expense (benefit) of $(261) and $295	1,031	3,156
Gain on sale of discontinued operations, net of income tax expense of $1,236	931	—
Income from discontinued operations attributable to HearUSA, Inc.	1,962	3,156
Net income (loss)	2,058	(1,941)
Net income attributable to noncontrolling interest (Note 1)	(544)	(1,260)
Net income (loss) attributable to HearUSA, Inc.	1,514	(3,201)
Dividends on preferred stock	(136)	(139)
Net income (loss) attributable to HearUSA, Inc. common stockholders	$1,378	$(3,340)
Loss from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.01)	$(0.17)
Net income (loss) attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$0.03	$(0.09)
Weighted average number of shares of common stock outstanding – basic and diluted	44,838	38,635
Amounts attributable to HearUSA, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(448)	$(6,357)
Discontinued operations, net of tax	1,962	3,156
Net income (loss)	$1,514	$(3,201)

See accompanying notes to consolidated financial statements

HearUSA, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Year Ended December 26, 2009		Year Ended December 27, 2008
	Shares	Amount	Shares	Amount
	(Dollars in Thousands, Except Share Amounts)
Preferred stock
Balance beginning and end of year	—	$—	—	$—
Common stock
Balance, beginning of year	44,828	$4,483	38,325	$3,833
Exercise of employee stock options	19	2	210	21
Issuance of common stock for exchangeable shares of HEARx Canada, Inc.	505	50	93	9
Cancellation of stock subscription	—	—	(200)	(20)
Issuance of common stock for restricted stock units	29	3	—	—
Issuance of common stock for repayment of debt	—	—	6,400	640
Balance, end of year	45,381	$4,538	44,828	$4,483
Treasury stock
Balance beginning and end of year	524	$(2,485)	524	$(2,485)
Stock subscription
Balance, beginning of year		$—		$(412)
Cancellation of stock subscription		—		412
Balance, end of year		$—		$—
Additional paid-in capital:
Balance, beginning of year		$136,924		$133,261
Cumulative effect of adoption of the change in accounting for certain common stock purchase warrants		—		(108)
Stock-based compensation expense		981		849
Cancellation of stock subscription		—		(392)
Exercise of employee stock options		11		125
Issuance of common stock for exchangeable shares of HEARx Canada, Inc.		(50)		(11)
Issuance of common stock for restricted stock units		(3)
Issuance of common stock for repayment of debt		—		3,200
Balance, end of year		$137,863		$136,924

See accompanying notes to consolidated financial statements

HearUSA, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Year Ended December 26, 2009	Year Ended December 27, 2008
	Amount	Amount
	(Dollars in Thousands)
Accumulated deficit:
Balance, beginning of year	$(116,360)	$(113,076)
Cumulative effect of adoption of the change in accounting for certain common stock purchase warrants	—	56
Net income (loss) attributable to HearUSA, Inc.	1,514	(3,201)
Dividends on preferred stock	(136)	(139)
Balance, end of year	$(114,982)	$(116,360)
Accumulated other comprehensive income:
Balance, beginning of year	$1,249	$4,468
Foreign currency translation adjustment	89	(3,219)
Foreign currency translation adjustment released upon disposal of Canadian operations	(1,338)	—
Balance, end of year	$—	$1,249
Noncontrolling interest
Balance, beginning of year	$1,526	$1,221
Net income attributable to noncontrolling interest	544	1,260
Dividends paid	—	(955)
Balance, end of year	$2,070	$1,526
Comprehensive income (loss):
Net income (loss)	$2,058	$(1,941)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,249)	(3,219)
Comprehensive income (loss)	809	(5,160)
Comprehensive income attributable to noncontrolling interest	(544)	(1,260)
Comprehensive income (loss) attributable to HearUSA, Inc.	$265	$(6,420)

See accompanying notes to consolidated financial statements

HearUSA, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 26, 2009	December 27, 2008
Cash flows from operating activities
Net income (loss)	$2,058	$(1,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Debt discount amortization	—	122
Depreciation and amortization	2,451	2,963
Stock-based compensation	981	849
Gain on foreign exchange	(585)	—
Gain on sale of assets, net of tax	(931)	—
Deferred tax expense	51	1,068
Interest on long-term contractual commitment	—	763
Provision for doubtful accounts	510	424
Non-cash interest on notes payable and warrants	497	421
Principal payments on long-term debt made through rebate credits	(3,420)	(3,783)
Gain on restructuring of contract	—	(981)
Other	(3)	(102)
(Increase) decrease in:
Accounts and notes receivable	(465)	569
Inventories	(313)	755
Prepaid expenses and other	193	679
Increase in:
Accounts payable and accrued expenses	1,530	6,665
Accrued salaries and other compensation	(121)	245
Net cash provided by operating activities	2,433	8,716
Cash flows from investing activities
Purchase of property and equipment	(896)	(1,501)
Purchase of intangible assets	(208)	—
Proceeds from sale of Canada assets, net of transaction cost of $524	22,573	—
Net purchase of short-term marketable securities	(4,106)	—
Letter of credit – restricted cash	(3,021)	—
Business acquisitions	(1,423)	(4,157)
Net cash provided by (used in) investing activities	12,919	(5,658)
Cash flows from financing activities
Proceeds from issuance of long-term debt	110	4,271
Payments on long-term debt	(4,698)	(4,444)
Principal payments on Siemens debt	(8,097)	—
Payments on subordinated notes	—	(1,540)
Proceeds from exercise of employee stock options	15	146
Dividends paid to noncontrolling interest	—	(956)
Dividends on preferred stock	(136)	(139)
Net cash provided by financing activities	(12,806)	(2,662)
Effects of exchange rate changes on cash	938	(212)
Net increase in cash and cash equivalents	3,484	184
Cash and cash equivalents at beginning of year	3,553	3,369
Cash and cash equivalents at end of year	$7,037	$3,553
Supplemental disclosure of cash flow information:
Cash paid for interest	$526	$1,567
Supplemental schedule of non-cash operating, investing and financing activities:
Principal payments on long-term debt through rebate credits	$3,420	$3,783
Interest payments on long-term debt through rebate credits	$3,815	$2,832
Issuance of note payable in exchange for business acquisitions	$1,317	$2,958
Issuance of capital leases in exchange for property and equipment	$631	$445
Conversion of accounts payable to long-term debt	$—	$8,985
Conversion of debt to common stock	$—	$3,840
Acquisition of intangible asset	$—	$19,273
Issuance of contractual liability	$—	$19,273
Restructuring of contractual obligation written off (AARP)	$—	$20,036
Intangible asset written off (AARP)	$—	$19,055
Purchase of equipment with volume discount credit	$—	$200

See accompanying notes to consolidated financial statements

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of December 26, 2009, the Company has a network of 180 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 1,900 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states. The centers and the network providers provide audiological products and services for the hearing impaired.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. All significant intercompany transactions and accounts have been eliminated. We evaluated subsequent events through the date the accompanying consolidated financial statements were issued.

During 2009 and 2008, the Company’s 50%-owned joint venture, HEARx West, generated net income of approximately $1.1 million and $2.5 million, respectively. Since the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture. Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc., are consolidated in these financial statements.

The Company’s HEARx West joint venture partners are the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc. On December 28, 2008, the Company adopted new guidance issued under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations.” (see Noncontrolling Interests as discussed below). In accordance with this new standard the Company records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests, in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, the Company’s Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008, and the Consolidated Statements of Operations and Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 26, 2009 and December 27, 2008, reflect this guidance.

The Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, on April 27, 2009 as discussed in Note 3.

Noncontrolling Interests

On December 28, 2008, the Company adopted new guidance issued under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations.” This guidance establishes new standards that govern the accounting for, and reporting of, noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Specifically, the guidance requires that: (1) a noncontrolling interest, previously referred to as minority interest, is to be reported as part of equity in the consolidated financial statements; (2) losses are to be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, thereby reducing the losses attributed to the controlling interest; (3) changes in ownership interest are to be treated as equity transactions if control is maintained; (4) changes in ownership interest resulting in a gain or loss are to be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired is to be recorded at fair value, plus its share of goodwill. The provisions under this guidance are prospective upon adoption, except for the presentation and disclosure requirements. The net income (loss) for the years ended December 26, 2009 and December 27, 2008 increased (decreased) by $544,000 and

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

$(1.3 million), respectively based on this change. There was no change in the income (loss) from continuing operations attributable to HearUSA, Inc. common stockholders per common share basic and diluted or the net income (loss) attributable to HearUSA, Inc. common stockholders per common share basic and diluted. The liabilities decreased by $1.5 million and $1.2 million and the stockholders’ equity increased by the same amount as of December 27, 2008 and December 29, 2007, respectively.

Cash and Cash Equivalents

Temporary cash investments which are not restricted as to their use and have an original maturity of ninety days or less are considered cash equivalents.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable securities at the time of purchases and reevaluates such determinations at each balance-sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains, losses recognized in earnings. Debt securities are classified as held to maturity when the Company has the positive intent, ability to hold the securities to maturity and it is not more likely than not that the Company would be required to sell the securities before recovery of the amortized cost basis. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

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

All contracts are for one calendar year and are usually cancelable with ninety days or less notice by either party.

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

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

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

When the arrangements are related to members of benefit providers that are located outside the Company-owned centers’ territories, the revenues generated under these arrangements are included under the network business segment. The Company records a receivable for the amounts due from the benefit providers and a payable for the amounts owed to the affiliated providers. The Company only pays the affiliated provider when the funds are received from the benefit provider. The Company records revenue equal to the minimal fee for processing and administrative fees. The costs associated with the services are operating costs, mostly for the labor of the network support staff and are recorded when incurred.

No contract costs are capitalized by the Company.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. The Company’s Canadian subsidiaries’ functional currency is the Canadian dollar and their financial statements are translated into U.S. dollars at current exchange rates. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period, if representative of the actual rate at the time of the transaction. Unrealized currency adjustments in the Consolidated Balance Sheet were accumulated in stockholders’ equity as a component of accumulated other comprehensive income prior to the decision to sell the Canadian operations.

Previously the intercompany foreign currency transactions were considered of a long-term investment nature (that is, settlement was not planned or anticipated in the foreseeable future) in 2008. Translation adjustments on the intercompany foreign currency transactions were included in other comprehensive income. The accumulated foreign currency transaction adjustments were released from accumulated other comprehensive income upon the sale of the Canadian operations.

Subsequent to that sale, all foreign currency translation adjustments are recorded in gain or loss on foreign exchange in the consolidated statement of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income represented foreign currency translation adjustments.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. 2009 and 2008 include 52 weeks. The next year with 53 weeks will be 2011.

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

Concentration of Credit Risk

The Company maintains its cash deposits at commercial banks. We place our cash and cash equivalents with high quality financial institutions. At times, our account balances may exceed federally insured limits. The maximum potential loss that would result from this excess is approximately $7.5 million. Management believes the Company is not exposed to any significant risk on its cash accounts.

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

Business Combinations and Acquisitions

On December 28, 2008, the Company adopted the revised guidance issued by the Financial Accounting Standards Board (“FASB”) for accounting for business combinations.

The primary changes that impact the Company under the new guidance are that:

•	Transaction costs are now expensed; and
•	The fair value of the consideration paid is determined at the acquisition date

We account for business acquisitions under the acquisition method. Consideration paid is recorded at fair value and we allocate the purchase price of an acquired business, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations would not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation, depletion or amortization expense in future periods. Revisions to preliminary purchase price allocations, if any, are reflected retrospectively.

Previously, any changes in income tax valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under this revised guidance, any change in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Transaction related expenses that were previously capitalized are now expensed as incurred. As of December 27, 2008, we had no deferred transaction related

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

expenses for business combination transactions in negotiation. The provisions of the revised guidance were applied prospectively to business combinations consummated on or after December 27, 2008. This did not materially affect our results of operations in 2009.

Goodwill and Other Intangible Assets

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

A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers, the network and e-commerce. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter, and the latest annual test in 2009 indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted exchange market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows (see Note 6 for further discussion). If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge.

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

Other intangible assets include finite lived assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 to 25 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset. Indefinite lived assets include trademarks and trade-names, which are not amortized but are assessed for impairment annually or whenever a triggering event may occur.

Pre-Opening Costs

The costs associated with the opening of new centers are expensed as incurred.

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

Long-Lived Assets — Impairments and Disposals

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 26, 2009 no long-lived assets were held for disposal. No impairment losses were recorded in the consolidated statement of operations for the two years ended December 26, 2009.

Debt Discount and Fair Value Determination

The Company determines the fair value of debt used to acquire intangibles and businesses based on discounted cash flows and a market rate of interest consistent with the specific credit worthiness of the Company. The discount is accreted as interest expense on the effective interest method over the life of the debt.

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

Advertising Costs

Costs of newspaper, television, and other media advertising are expensed as incurred and were approximately $4.9 million and $7.5 million in 2009 and 2008, respectively.

Sales Return Policy

The Company offers all its customers a full 30-day return period or the return period applicable to state guidelines. For patients who participate in the family hearing counseling program, the return period is extended to 60 days. As part of the AARP program, patients who are members of AARP have a return period of 90 days if the patient is dissatisfied with the product. The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of a returned hearing aid is reimbursed to the Company by the manufacturer.

Warranties

The Company provides its patients with warranties on hearing aids varying from one to three years. The first year of the warranty is always covered by the manufacturer’s warranty. The warranties provided for the second and third year usually require a co-payment from the patients, usually covering the cost of the repair or replacement to the Company. When the cost of repair or replacement to the Company is estimated to exceed the patient co-pay, the Company provides an allowance in accrued expenses to cover the future excess cost. Historically such amounts have been minimal.

Income Taxes

Deferred taxes are provided for temporary differences arising from the differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to amounts considered more likely than not to be realized.

Net Income (Loss) Attributable to Controlling Interest per Common Share

Basic earnings per share (“EPS”), is computed by dividing net income or loss attributable to HearUSA, Inc. common stockholders by the weighted average of common shares outstanding for the period. Basic EPS from continuing operations is computed by dividing income (loss) from continuing operations attributable to HearUSA, Inc.’s common stockholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock, restricted stock units and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Common stock equivalents for outstanding options and warrants to purchase common stock, of approximately 739,000 and 945,000, respectively, were excluded from the computation of earnings per share — diluted for the years ended December 26, 2009 and December 27, 2008 because the loss from continuing operations attributable to HearUSA, Inc.’s common stockholders would make them anti-dilutive. For purposes of computing net income/loss attributable to HearUSA, Inc.’s per common — basic and diluted, for the year ended December 27, 2008 the weighted average number of shares of common stock outstanding includes the effect of the 503,061 exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company. These exchangeable shares were exchanged for common stock during the year ended December 26, 2009

Stock-Based Compensation

Compensation expense for share-based payment arrangements is based on the grant date fair value of the awards. To determine the fair value of our stock option awards, we use the Black-Scholes option pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the price of our common stock over the expected term and an estimate of the number of options that will ultimately be forfeited.

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

The fair value for stock option awards was estimated at the date of grant using a Black-Scholes option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Restricted stock units with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome. Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 26, 2009 and December 27, 2008, was approximately $981,000 and $849,000, respectively. This additional expense is non-cash and therefore has no effect on the Company’s cash flows.

The fair value for stock option awards was estimated using a Black-Scholes option valuation model with the following weighted average assumptions.

HearUSA, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies  – (continued)

	December 26, 2009	December 27, 2008
Risk free interest rate	3.59%	3.79%
Expected life in years	10	10
Expected volatility	84%	86%
Weighted average exercise price	$1.31	$0.76

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

2. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 26, 2009 and December 27, 2008 consist of certificates of deposit with contractual maturities of one year or less of approximately $3.2 million and $224,000. Cash and cash equivalents of $3 million are pledged as collateral for a standby letter of credit provided to AARP in 2009. The commitment to maintain a standby letter of credit will decline by $1 million in each of the next three years. There is also $245,000 and $224,000 of cash restricted for automated clearing house exposure in 2009 and 2008, respectively.

3. Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company, to an unrelated company, for cash consideration of approximately $23.1 million U.S. dollars, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009. We incurred approximately $524,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale. The Company repaid approximately $8.1 million of Siemens debt from the proceeds of this transaction during 2009, as required under the agreement with Siemens.

In connection with the sale, we agreed to provide certain transitional services to the purchaser for eighteen months pursuant to a support agreement. We believe the majority of services have already been provided. HearUSA agreed to provide training, installation and support services for eighteen months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to nine months for quarterly payments totaling approximately $331,000. Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million to be received over eighteen months under the support agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the asset sale. The fees earned from these services are accounted for as contract service revenues, as the services are provided. Approximately $756,000 was recorded as contract service revenue in 2009.

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

On April 24, 2009, in contemplation of the execution of the purchase agreement and the completion of the asset sale, HearUSA entered into a license agreement with the Seller, which was assigned to the purchaser

HearUSA, Inc.

Notes to Consolidated Financial Statements

3. Discontinued Operations  – (continued)

as part of the asset sale on April 27, 2009. Pursuant to the license agreement, HearUSA granted to the Seller a perpetual, non-transferable, non-exclusive license to use proprietary customer management software related to the operation of the business acquired by the purchaser in the asset sale. The license is valid for use by the purchaser in Canada.

As a result of the sale, the operations of the Canadian division have been discontinued and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Canadian division’s results of operations for the years ended December 26, 2009 and December 27, 2008, and the gain on sale of the division for the year ended December 26, 2009 were as follows:

	For the Years Ended
	December 26, 2009	December 27, 2008
(Dollars in Thousands)
Revenue	$4,580	$16,691
Cost and expenses	3,810	13,240
Income before provision of income taxes	$770	$3,451
Income tax expense (benefit)	(261)	295
Income from discontinued operations	$1,031	$3,156
Gain on sale of discontinued operations, net of applicable tax of $1,236	$931	$—
Income from discontinued operations – basic and diluted	$0.04	$0.08

Income tax expense of $1.3 million on the gain on sale represents an effective tax rate of approximately 57%, which primarily results from the excess of the basis of goodwill applicable to the sale for financial reporting purposes over the tax basis.

December 26, 2009 results reflect operations through the April 27, 2009 sale date.

The following is a summary of the net assets sold or allocated to the asset sale as of the April 27, 2009 closing date and December 27, 2008 (in thousands):

	April 27, 2009	December 27, 2008
Current Assets	$1,918	$2,399
Property and equipment	473	505
Goodwill	16,810	16,268
Intangible assets, net	2,732	2,793
Current liabilities	(105)	(99)
Foreign currency translation adjustment	(1,338)	(1,249)
Net assets allocated to asset sale	$20,490	$20,617

4. Business Acquisitions

During 2009, the Company acquired the assets of nine hearing care centers in Michigan and California in three separate transactions. Consideration paid was cash of approximately $1.4 million and notes payable with an estimated fair value of approximately $1.3 million. In connection with these acquisitions, the Company used approximately $973,000 of its acquisition line of credit with Siemens. (see Note 7 — Long-term Debt). The acquisitions resulted in additions to goodwill of approximately $2.3 million, fixed assets of approximately

HearUSA, Inc.

Notes to Consolidated Financial Statements

4. Business Acquisitions  – (continued)

$72,000 and customer lists and non-compete agreements of approximately $379,000. Transaction costs of $15,000 were included as general and administrative expenses in the Consolidated Statement of Operations for the year ended December 26, 2009.

During 2008, the Company acquired the assets of twenty hearing care centers in New York, Michigan, Florida, North Carolina, California and the Province of Ontario in thirteen separate transactions. Consideration paid was cash of approximately $3.6 million and notes payable with an estimated fair value of approximately $3.0 million. The Company drew approximately $3.5 million on its acquisition line of credit with Siemens to fund these acquisitions (see Note 7 — Long-term Debt). The acquisitions resulted in additions to goodwill of approximately $5.4 million, fixed assets of approximately $126,000, customer lists and non-compete agreements of approximately $1.2 million.

No proforma information has been included for 2009 and 2008 because the impact is not material.

The acquisition notes payable bear interest at rates varying from 5% to 7% and have been discounted using a market rate of 10%. The notes are payable in quarterly installments varying from $3,000 to $83,000, plus accrued interest, through December 2013. The operating results of these acquired businesses are included in our consolidated statements of operations from the effective date of the acquisition.

The allocated value of the customer lists, non-compete agreements and contracts were recorded as intangible assets on the consolidated balance sheets.

Goodwill recorded as a result of an asset-based acquisition in the United States is generally deducted over a 15 year period for tax purposes.

5. Property and Equipment and Leases

Property and equipment consists of the following (Dollars in thousands):

	Range of Useful Lives	December 26, 2009	December 27, 2008
Equipment, furniture and fixtures	5 – 10 years	$13,642	$13,776
Leasehold Improvements	Lesser of life of lease or asset life	7,608	7,930
Computer systems	3 years	3,553	3,686
Construction in progress	N/A	67	555
		24,870	25,947
Less accumulated depreciation and amortization		20,849	21,071
		$4,021	$4,876

Equipment subject to capital leases totaled approximately $2.7 million and $2.1 million in 2009 and 2008, respectively. Accumulated depreciation on equipment subject to capital leases was $1.9 million and $1.5 million in 2009 and 2008, respectively. Included in depreciation and amortization is approximately $419,000 and $250,000 in amortization expense related to equipment subject to capital lease obligations.

Total estimated future depreciation expense for the Company’s current property and equipment are as follows (in thousands):

2010	$1,227
2011	773
2012	597
2013	431
2014	170
Thereafter	823

HearUSA, Inc.

Notes to Consolidated Financial Statements

5. Property and Equipment and Leases  – (continued)

Depreciation expense was $1.5 million in 2009 and $1.3 million in 2008.

The Company leases facilities primarily for hearing centers. These are located in retail shopping areas and have terms expiring through 2015. The Company recognizes rent expense on a straight-line basis over the lease term. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and actual payments is due to escalating rents in the lease contracts and is included in accrued expenses in the accompanying consolidated balance sheets. Equipment and building rent expense under operating leases in 2009 and 2008 was approximately $8.7 million and $8.1 million, respectively.

Approximate future minimum rental commitments under operating leases are as follows (in thousands):

2010	$6,292
2011	4,120
2012	2,596
2013	1,645
2014	1,036
Thereafter	735

6. Goodwill and Intangible Assets

A summary of changes in the Company’s goodwill during the years ended December 26, 2009 and December 27, 2008, by business segment are as follows (Dollars in thousands):

	December 27, 2008	Additions	Sale of Canadian Operations	Currency Translation	December 26, 2009
Centers	$65,073	$2,288	(16,810)	$64	$50,615
Network	880	—	—	—	880
	$65,953	$2,288	(16,810)	$64	$51,495

	December 29, 2007	Additions	Sale of Canadian Operations	Currency Translation	December 27, 2008
Centers	$62,254	$5,229	$—	$(2,410)	$65,073
Network	880	—	—	—	880
	$63,134	$5,229	$—	$(2,410)	$65,953

Impairment Assessments

Goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise. The Company has selected the first day of the fourth quarter as the annual impairment testing date.

As a result of the asset sale in April 2009 described in Note 3 and the allocation of approximately $16.8 million of goodwill to the disposed component of the centers reporting unit, we performed a step one goodwill impairment assessment, which indicated no impairment.

At December 26, 2009 and December 27, 2008, the Company’s market capitalization of approximately $66.1 million and $26.2 million, respectively, exceeded the book value of its three reporting units and there were no indicators of impairment. We will continue to monitor market trends in our business, the related expected cash flows and our market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share exceed our market share price or we have other indicators of

HearUSA, Inc.

Notes to Consolidated Financial Statements

6. Goodwill and Intangible Assets  – (continued)

impairment, as previously discussed, we will be required to review our remaining long-lived assets for impairment and perform an interim step one impairment analysis, which may lead to a step two analysis resulting in goodwill impairment.

As of December 26, 2009 and December 27, 2008, intangible assets consisted of the following:

(Dollars in Thousands)	December 26, 2009	December 27, 2008
Amortizable intangible assets:
Customer lists	$10,022	$11,532
Non-Compete agreements	696	1,259
Computer Software	2,030	1,581
Accumulated amortization – customer list	(3,810)	(4,102)
Accumulated amortization – non-compete	(444)	(475)
Accumulated amortization – computer software	(1,600)	(1,534)
Amortizable intangible assets, net	6,894	8,261
Trademark and trade names	5,900	7,347
Intellectual property	22	22
	$12,816	$15,630

The aggregate amortization expense was $791,000 in 2009 and $1.1 million in 2008.

Annual estimated future amortization expense for intangible assets is as follows (in thousands):

2010	$863
2011	774
2012	721
2013	637
2014	584
Thereafter	3,315

The weighted average amortization period for customer lists and non compete agreements is 22 years and 3 years, respectively, for both 2009 and 2008 acquisitions.

7. Long-term Debt (also see Notes 3 and 4)

Long-term debt consists of the following:

(Dollars in Thousands)	December 26, 2009	December 27, 2008
Notes payable to a Siemens
Tranche B	$4,387	$5,552
Tranche C	30,870	41,109
Total notes payable to Siemens	35,257	46,661
Notes payable from business acquisitions and other	6,865	9,353
	42,122	56,014
Less current maturities	5,983	6,915
	$36,139	$49,099

HearUSA, Inc.

Notes to Consolidated Financial Statements

7. Long-term Debt (also see Notes 3 and 4)  – (continued)

The approximate aggregate maturities on long-term debt obligations in years following 2009 are as follows (in thousands):

2010	$6,167
2011	4,921
2012	3,148
2013	2,534
2014	2,354
Thereafter	23,301

Notes payable from business acquisitions and other includes capital lease obligations. The approximate aggregate maturities on capital lease obligations in years following 2009 are $332,000 in 2010, $258,000 in 2011, $188,000 in 2012, $133,000 in 2013 and $43,000 in 2014.

Notes Payable to Siemens

The Company has entered into credit, supply, investor rights and security agreements with Siemens Hearing Instruments, Inc. (“Siemens”). The term of the current agreements extends to February 2015.

Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates. If the 90% minimum purchase requirement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the credit agreement. When the agreements were amended on December 23, 2008, $6.2 million of accounts payable under the supply agreement was converted into long term debt under the credit agreement and an additional $3.8 million of trade payables under the supply agreement were paid in 6.4 million shares of the Company’s common stock at a conversion price of $0.60 a share. Equity conversion provisions previously in the credit agreement were eliminated.

Amended Credit Agreement

The credit agreement, as amended in December 2008, includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens. Borrowings under the credit facility are accessed through Tranche B and Tranche C. Approximately $4.4 million has been borrowed under Tranche B for acquisitions and $30.9 million has been borrowed under Tranche C. Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009. In October 2009, the parties agreed to reduce the rebate to a rate of $50, per Siemens’ unit purchased, by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are Siemens’ products. Amounts not forgiven through rebate credits are payable in cash each quarter. The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens.

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in fiscal 2009 or fiscal 2008. In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations in 2009.

HearUSA, Inc.

Notes to Consolidated Financial Statements

7. Long-term Debt (also see Notes 3 and 4)  – (continued)

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments. If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable. At December 26, 2009 the Company was in compliance with the Siemens loan covenants.

Amended Supply Agreement

The supply agreement as amended in December 2008 extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates. The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens. Approximately $40.9 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $821,250 and $1.1 million were recorded in 2009 and 2008, respectively.

All rebates earned are accounted for as a reduction of cost of products sold.

The following table summarizes the rebate structure:

	Calculation of Pro Forma Rebates to HearUSA when at Least 90% of Units Purchased are from Siemens(1)
	Quarterly Siemens Unit Sales Compared to Prior Years’ Comparable Quarters
	90% but < 95%	95% to 100%	> 100 < 125%	125% and >
Acquisition rebate(2)	$50/unit	$50/unit	$50/unit	$50/unit
	Plus	Plus	Plus	Plus
Notes payable rebate	$500,000	$500,000	$500,000	$500,000
Additional volume rebate	—	156,250	312,500	468,750
Interest forgiveness rebate(3)	1,187,500	1,187,500	1,187,500	1,187,500
	$1,687,500	$1,843,750	$2,000,000	$2,156,250

(1)	Calculated using trailing twelve month units purchased by the Company
(2)	Siemens units purchased by acquired businesses ($65 per unit through September 2009 and $50 per unit thereafter)
(3)	Assuming the $50 million of the line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Years Ended
(Dollars in Thousands)	December 26, 2009	December 27, 2008
Portion applied against quarterly principal payments	$3,420	$3,783
Portion applied against quarterly interest payments	3,815	2,832
	$7,235	$6,615

HearUSA, Inc.

Notes to Consolidated Financial Statements

7. Long-term Debt (also see Notes 3 and 4)  – (continued)

The supply agreement may be terminated by either party upon a material breach of the agreement by the other party. In addition, HearUSA may terminate the supply agreement in the event Siemens acquires a business which is directly competitive to the business of the Company. Termination of the supply agreement or a material breach of the supply agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Termination of the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

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

Notes Payable from Business Acquisitions and Other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $5.9 million and $8.6 million at December 26, 2009 and December 27, 2008, respectively. They have a face value of $6.2 million and $9.2 million at December 26, 2009 and December 27, 2008, respectively and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using market rates ranging from 9.5% to 10%. The discount is being accreted over the term of the notes on the effective interest method. Accreted discount of $314,000 and $421,000 has been included in interest expense in the years ended December 26, 2009 and December 27, 2008. The unamortized discounts on the notes payable were $304,000 and $618,000 at December 26, 2009 and December 27, 2008, respectively.

Other notes payable relate mostly to capital leases totaling approximately $954,000 and $694,000 at December 26, 2009 and December 27, 2008, respectively, payable in monthly or quarterly installments varying from $400 to $10,000 over periods varying from one to five years and bear interest at rates varying from 4.6% to 16.7%.

8. Subordinated Notes and Warrants

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

HearUSA, Inc.

Notes to Consolidated Financial Statements

8. Subordinated Notes and Warrants  – (continued)

During 2008 approximately $247,000 in interest expense was recorded related to this financing, including non-cash prepaid finder fees and debt discount amortization charges of approximately $122,000.

9. Fair Value

As of December 26, 2009 and December 27, 2008, the fair value of the Company’s long-term debt is estimated at approximately $43.3 million and $56.0 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

The book values of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. These are Level 1 in the fair value hierarchy.

The inputs used in measuring fair value into the fair value hierarchy are as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;
Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Assets or liabilities that have recurring fair value measurements are shown below as of December 26, 2009 (in thousands):

Description	Total as of December 26, 2009	Level 1	Level 2
Short-term marketable securities	$4,106	$4,106	—
Warrant liability	$222	$—	$222

The Company did not own any marketable securities at December 27, 2008. The warrant liability at December 27, 2008 was $52,000.

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These securities are classified as available for sale. There was no unrealized gain or loss as of or for the year ended December 26, 2009.

There are no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 26, 2009 other than those acquired in business combinations, which are discussed in Note 4.

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

Effective December 28, 2008 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial

HearUSA, Inc.

Notes to Consolidated Financial Statements

9. Fair Value  – (continued)

instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 200,000 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have an exercise price of $0.60 per share and expire on October 1, 2010. As such, effective December 28, 2008 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in December, 2003. On December 28, 2008, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $56,000 to beginning accumulated deficit and $52,000 to a warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants increased to $222,000 million as of December 26, 2009. We recognized a loss of $170,000 for the change in the fair value of these warrants for the year ended December 26, 2009.

These common stock purchase warrants were initially issued in connection with our December 2003 issuance of convertible debt, which was subsequently paid. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 26, 2009	December 27, 2008
Annual dividend yield	—	—
Expected life (years)	0.8	1.7
Risk-free interest rate	0.4%	0.9%
Expected volatility	70%	85%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the last twelve months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one year U.S. treasury note rates.

10. Stockholders’ Equity

A. Common Stock

During 2009, employee stock options for approximately 19,000 shares of common stock were exercised, at a weighted average exercise price of $0.67 per share. During 2008, employee stock options for approximately 210,000 shares of common stock were exercised, at a weighted average exercise price of $0.69 per share and approximately 6.4 million shares of common stock were issued to Siemens in connection with the conversion of $3.8 million in outstanding trade payables, at a conversion price equal to $0.60 per share.

B. Series J Preferred Stock

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

HearUSA, Inc.

Notes to Consolidated Financial Statements

10. Stockholders’ Equity  – (continued)

The Company has the right to redeem all or a portion of the Series J Preferred Stock for a redemption price equal to the stated value plus accrued and unpaid dividends at any time. The holders of the Series J Preferred Stock have the right to require the Company to redeem the Series J Preferred Stock at a price of 120% of the stated value plus any accrued and unpaid dividends upon approval by the Company’s Board of Directors after a change of control. There is no time limit for the Company or the holders to redeem the Series J Preferred Stock.

In the event of liquidation, dissolution or winding up of the Company prior to the redemption of the Series J Preferred Stock, the holders of the Series J Preferred Stock will be entitled to receive the stated value per share plus any accrued and unpaid dividends before any distribution or payment is made to the holders of any junior securities. In the event that the assets of the Company are insufficient to pay the full amount due the holders of the Series J Preferred Stock and any holders of securities equal in ranking, such holders will be entitled to share ratably in all assets available for distribution.

During 2009 and 2008 approximately $136,000 and $139,000, respectively of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

C. Shareholder Rights Plan

On November 16, 2009, the Company amended and restated its amended and restated rights agreement originally dated December 14, 1999 and subsequently amended on July 11, 2002 (the “Rights Agreement”). Pursuant to the Rights Agreement, a dividend of one preferred share purchase right (a “Right”) which is attached and trades with each share of common stock was declared and paid to the stockholders of record on December 31, 1999. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock. The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $10.00 and will expire on November 16, 2019. (See Note 9D.)

If any person or group (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company) acquires 15% or more of the Company’s outstanding voting stock, without the prior written consent of the Board or pursuant to a Permitted Offer (as defined in the Rights Agreement), each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company’s common stock as shall equal the result obtained by multiplying the then current Purchase Price (as defined in the Rights Agreement) by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current per share market price of Company common stock.

If any person or group (other than the Company, any subsidiary of the Company, any employee benefit plan of the Company or certain affiliated entities) acquires more than 15% but less than 50% of the outstanding Company common stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Company common stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Company common stock is exchanged or changed or 50% or more of the Company’s assets or earnings power is sold in one or several transactions, other than pursuant to a Permitted Offer, each Right would entitle the holders thereof (except for the acquiring person) to receive such number of shares of the acquiring company’s common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

HearUSA, Inc.

Notes to Consolidated Financial Statements

10. Stockholders’ Equity  – (continued)

D. Series H Junior Participating Preferred Stock

See “Shareholder Rights Plan,” above. The Series H Junior Participating Preferred Stock is subject to the rights of the holders of any shares of any series of preferred stock of the Company ranking prior and superior to the Series H Junior participating Preferred Stock with respect to dividends. The holders of shares of Series H Junior Participating Preferred, in preference to the holders of shares of common stock, and any other junior stock, shall be entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefore.

E. Warrants

No warrants were issued or exercised during 2009. During 2008, approximately 260,000 warrants expired and no warrants were issued or exercised.

The aggregate number of common shares reserved for issuance upon the exercise of warrants was approximately 2.5 million as of December 26, 2009.

The expiration date and exercise prices of the outstanding warrants are as follows (in thousands):

Outstanding Warrants	Expiration Date	Exercise Price
40	2010	1.25
200	2010	0.60
560	2010	1.31
1,555	2010	2.00
100	2010	1.56
2,455

F. Aggregate and per Share Cumulative Preferred Dividends

As of December 26, 2009 there were no arrearages in cumulative preferred dividends/premiums.

G. Exchangeable Shares

Immediately following the effective combination of the Company and Helix Hearing Care of America, Inc. in July 2002, each outstanding Helix common share, other than shares held by dissenting Helix stockholders who were paid the fair value of their shares and shares held by the Company, were automatically exchanged for, at the election of the holder, 0.3537 fully-paid and non-assessable exchangeable shares (“Exchangeable Shares”) of HEARx Canada, Inc., or 0.3537 shares of HearUSA, Inc. common stock. The Exchangeable Shares were the economic equivalent of HearUSA, Inc. common stock. In 2009 each of the approximately 505,000 Exchangeable Shares were exchanged for one share of HearUSA, Inc. common stock.

11. Stock-Based Benefit Plans

A. Stock Options and Awards

On June 29, 2009, the stockholders of HearUSA approved the Amended and Restated 2007 Employee Incentive Compensation Plan (“2007 Plan”). The 2007 Plan is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 4.5 million shares of common stock. Under the 2007 Plan, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on each anniversary of the date of the grant over 4 years. A restricted stock unit is an award covering a number of shares of HearUSA

HearUSA, Inc.

Notes to Consolidated Financial Statements

11. Stock-Based Benefit Plans  – (continued)

common stock that may as determined by the Company be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses.

Stock options and awards were granted to employees under the 1987 Stock Option Plan, the 1995 Flexible Stock Plan and the 2002 Flexible Stock Plan. The 1987 Stock Option and the 1995 Flexible Stock Plans expired and no further option grants can be made under these plans. The expiration of these plans did not affect the options still outstanding. Options granted under the 2002 Flexible Stock Plan generally vest over 4 years and expire after 10 years. The 2002 Flexible Stock Plan was approved by the stockholders, is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock.

On December 26, 2009, employees of the Company held options permitting them to purchase an aggregate of approximately 6.3 million shares of common stock at prices ranging from $0.35 to $5.75 per share. Options are exercisable for periods ranging from five to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

Stock-Based Compensation

Under the terms of the Company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $981,000 (of which approximately $85,000 relates to restricted stock units) and $849,000 in 2009 and 2008, respectively.

During 2008, the Company extended the exercise period relating to 400,000 fully vested options held by Dr. Paul Brown as part of his 2008 retirement agreement. As a result of this modification, the Company recognized additional stock-based compensation of approximately $91,000, which is included in the $849,000 of stock compensation included in general and administrative expense for the year ended December 27, 2008.

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans:

(Options in Thousands)	Shares	Weighted Average Exercise	WeightedAverage Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 27, 2008	5,356	$1.30
Granted	1,210	$0.71
Exercised	(19)	$0.67		$11
Forfeited/expired/cancelled	(280)	$2.01
Outstanding at December 26, 2009	6,267	$1.16	6.01	$2,532
Exercisable at December 26, 2009	4,116	$1.19	4.50	$1,566

The intrinsic value of the options exercised in the years ended December 26, 2009 and December 27, 2008 was $11,000 and $143,000, respectively.

HearUSA, Inc.

Notes to Consolidated Financial Statements

11. Stock-Based Benefit Plans  – (continued)

The following table summarizes outstanding and exercisable options under our equity incentive plans as of December 26, 2009:

(Options in Thousands)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.35 – $.77	2,048	5.65	$0.47	1,148	$0.42
$.78 – $2.00	4,075	6.32	$1.44	2,824	$1.41
$2.01 – $5.75	144	2.51	$2.89	144	$2.89
	6,267			4,116

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 26, 2009. There was approximately $1.8 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of December 26, 2009. That cost is expected to be recognized over the remaining average life of 6 years as of December 26, 2009. At December 26, 2009, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $2.5 million, of which $188,000 is non-employee director aggregate intrinsic value.

B. Restricted Stock Units

Restricted Stock Units

The Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and Amended and Restated 2007 Incentive Compensation Plan in 2008. Restricted stock units are awards that, upon vesting, will result in the delivery to the holder shares of the Company’s common stock. Some restricted stock units are service based and vest ratably over a period of time, and some are performance-based and subject to forfeiture if certain performance criteria are not met.

During 2009, we granted a range of 170,000 to 255,000 performance-based restricted stock units to certain employees that may vest in three equal tranches over each of the next three years. These performance based awards are subject to forfeiture if certain performance criteria are not met. During 2008, we granted to our executive officers a range of 136,500 to 345,500 restricted stock units with performance based vesting provisions. These units were forfeited because the performance criteria were not met.

During 2008, we granted to our executive officers 136,500 restricted stock units with service based vesting provisions.

Using the most probable award, the company recorded approximately $85,000 in stock-based compensation expense (included in total stock-based compensation expense of approximately $981,000) in 2009 related to the vesting of 75% of the performance based restricted stock units granted in 2009.

HearUSA, Inc.

Notes to Consolidated Financial Statements

11. Stock-Based Benefit Plans  – (continued)

A summary of the Company’s restricted stock unit activity and related information for the year ended December 26, 2009 and December 27, 2008 is as follows:

	Service-Based Restricted Stock Units(1)	Performance-Based Restricted Stock Units(1)
Awarded	136,500	—
Vested	—	—
Forfeited	—	—
Outstanding Balance at December 27, 2008	136,500	—
Awarded	—	190,000
Vested	(45,500)	—
Forfeited	—	—
Outstanding at December 26, 2009	91,000	190,000

(1)	Each stock unit represents the fair market value of one share of common stock. The table reflects the most probable award.

The fair value of the 45,500 shares vested during 2009 was approximately $24,000. The weighted average grant-date fair value per share for the restricted stock units was $1.03 with a weighted average remaining contractual term of 2.16 years at December 26, 2009.

Based on the closing price of the Company’s common stock of $1.49 on December 26, 2009, the total pretax value of all outstanding restricted stock units on that date was approximately $516,000.

C. Non-Employee Director Non-Plan Grant

Certain members of the Board of Directors held options to purchase 100,000 shares of common stock for $0.35 per share at December 26, 2009. The options expire on April 1, 2013. The options were issued in 2003, vested after one year and have a ten-year life.

12. Major Customers and Suppliers

During 2009 and 2008 no customer accounted for more than 10% or more of net revenues.

Approximately 93.0% of all hearing aids purchased in 2009 and 2008 were purchased from Siemens. As described in Note 7, the Company is a party to a supply agreement with Siemens whereby the Company has agreed to purchase minimum levels from Siemens. Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms. In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. The Company has not experienced any significant disruptions in supply in the past.

13. Related Party Transactions

The Company is party to a capitation contract with an affiliate of its minority owner, the Permanente Federation LLC (the “Kaiser Plan”) a member of its consolidated joint venture, HEARx West, LLC. Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services. During 2009 and 2008 approximately $8.1 million and $8.4 million, respectively, of capitation revenue from this contract is included in net hearing aids and other product revenues in the accompanying consolidated statements of operations.

HearUSA, Inc.

Notes to Consolidated Financial Statements

14. AARP Contract

The Company entered into a Hearing Care Program Services Agreement with American Association of Retired Persons (“AARP”), Inc. and AARP Services, Inc. (the “Services Agreement”), and an AARP License Agreement with AARP, Inc. (the “License Agreement”), pursuant to which the Company will provide an AARP-branded discount hearing care program to AARP members.

Under the Services Agreement, the Company agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers. Hearing aids sold under the program will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid. The Company agreed to allocate $4.4 million of our annual advertising budget to promote the AARP program, including the contribution of 9.25% ($407,000) of that amount to AARP’s marketing cooperative. No payments were made to the AARP’s marketing cooperative during 2009 or 2008. The Company also agreed to contribute $500,000 annually to fund an AARP sponsored education campaign to educate and promote hearing loss awareness and prevention to AARP members and to donate 1,000 hearing aids annually to be distributed free of charge to economically disadvantaged individuals who have experienced hearing loss.

The original License Agreement and Services Agreement signed August 8, 2008, had an initial term of three years ending in December 1, 2011. At the end of the term, the Company had an option to extend the term of the Services Agreement for an additional two year period.

Pursuant to the License Agreement, AARP granted the Company a limited license to use the AARP name and related trade and service marks in connection with the operation and administration of the AARP program, including the advertising and promotion of the program. The Company originally agreed to pay AARP a fixed annual royalty of $7.6 million for each year of the initial three year term of the AARP program. This commitment was recorded as a note payable at approximately $19.3 million, the fair value on the date of the agreement using an imputed interest rate of 10%. In 2008, the Company recorded non-cash interest expense of approximately $763,000 and amortization expense of approximately $391,000 related to the long-term contractual commitment to AARP and corresponding intangible asset.

On December 22, 2008, the parties amended the License Agreement to eliminate the fixed annual royalty of $7.6 million. The amended License Agreement provided for the parties to negotiate a new payment structure in good faith. The Company wrote off the remaining contractual liability of approximately $20.0 million and the intangible asset of approximately $19.1 million and recorded a gain of approximately $981,000 on the restructuring of the AARP agreement.

On August 11, 2009, the parties signed a second amendment to the Services Agreement and the License Agreement. Under the terms of the amendments, the Company will pay AARP a royalty of $50 per unit sold under the Program for calendar 2009 and 2010, $55 per unit in calendar 2011 and $60 per unit in calendar 2012. To the extent that a unit-based royalty arrangement for the Program was not allowed under applicable law in any given state, the parties agreed to establish a fixed fee for the license of the intellectual property from AARP to HearUSA for Program activities conducted in that state. In the event the parties are unable to reach agreement on whether a unit-based royalty or a fixed fee payment is required in a particular state, AARP shall have the right, in its sole discretion, to elect payment in a fixed fee. The parties agreed to a fixed fee of $29,948 per month in Florida beginning April 1, 2010 through June 10, 2010. The Parties shall mutually agree on a fixed fee amount for Florida for periods after June 10, 2010 at a later date.

HearUSA, Inc.

Notes to Consolidated Financial Statements

14. AARP Contract  – (continued)

The amendments also extended the existing agreements to August 31, 2012 and required that the program be made available to AARP members under the following timetable:

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

The Company has met the timetable for 2009. The Company agreed to use commercially reasonable efforts to expand the number of provider access points from 2,000 to 5,000 over the term of the agreements and to sustain that number throughout the remaining term of the agreements.

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

AARP shall have the right to terminate the agreements in the event the Company breaches any of its material obligations under the agreements including, but not limited to, making the program available to AARP members under the established time table, making the marketing budget expenditures of $4.4 million per year including the allocation of 9.25% of those marketing expenses to the AARP general program, and making the royalty payments as required. In the event AARP terminates the agreements by reason of one of these identified breaches by the Company, the Company has agreed to pay AARP an additional royalty fee of $3 million if a termination occurs before August 31, 2010; $2 million if the termination occurs between September 1, 2010 and August 31, 2011; and $1 million if the termination occurs between September 1, 2011 and August 31, 2012. The Company provided AARP with a $3 million irrevocable standby letter of credit to ensure payment of the additional royalty, if required. The $3 million of cash required to collateralize the letter of credit is recorded as restricted cash in the Company’s consolidated balance sheet. The amount of the standby letter of credit (and the related cash collateral) will be reduced as the potential additional royalty fee is reduced (i.e., by $1 million in August of each of the next three years).

15. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

HearUSA, Inc.

Notes to Consolidated Financial Statements

15. Income Taxes  – (continued)

The components of the income tax provision (benefit) for continuing operations for the years ended December 26, 2009 and December 27, 2008 are as follows (in thousands):

	2009	2008
Current:
Federal	$—	$—
State	—	—
Current income tax provision	$—	$—
Deferred:
Federal and state deferred	$880	$832
Total income tax provision	$880	$832

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

As of December 26, 2009 and December 27, 2008, we had approximately $13.6 million and $13.8 million, respectively, of total gross unrecognized tax benefits (in thousands).

	2009	2008
Balance, beginning of year	$13,800	$14,800
Additions to tax provisions related to the current year	—
Additions to tax provision related to prior years	—
Reduction for tax provisions of prior years	(200)	(1,000)
Balance, end of year	$13,600	$13,800

In accordance with our accounting policy, the Company recognizes accrued interest related to unrecognized tax benefits as a component of income tax expense.

The tax years 2005 – 2008 remain open to examination by the major taxing jurisdictions to which we are subject in the United States.

The tax years 2003-2008 remain open to examination by the major taxing jurisdictions to which we are subject in the Province of Canada.

HearUSA, Inc.

Notes to Consolidated Financial Statements

15. Income Taxes  – (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s United States net deferred income taxes are as follows (In Thousands):

	2009	2008
Deferred income tax assets:
Fixed assets depreciation	$1,103	$1,082
Employee stock-based compensation-non-qualified	227	128
Accrued severance	75	223
Inventory costs	26	20
Joint venture	248	283
Accrued vacation	432	415
Bad debts	191	172
Charitable contributions	16	11
Net operating loss carryforwards(1)	17,829	22,089
Total deferred tax assets	20,147	24,423
Less valuation allowance	(19,851)	(24,018)
Net deferred tax assets	$296	$405
Deferred income tax liabilities:
Amortization of definite lived intangibles	(296)	(405)
Amortization of indefinite lived intangibles	(2,220)	(2,220)
Amortization of goodwill for tax purposes	(5,115)	(4,235)
Total deferred tax liabilities	(7,631)	(6,860)
Net deferred income tax liability	$(7,335)	$(6,455)

(1)	The deferred tax assets for net operating loss carryforwards in 2009 and 2008 have been reduced by approximately $4.3 million as it was utilized against the dividend paid to HearUSA from Helix from the gain on sale in Canada. This amount was fully valued in prior years.

Deferred income tax assets (liabilities) Canadian operations are comprised of the following:

2008
Deferred income tax assets:
Fixed assets depreciation	$135
Net loss carryforwards	—
Other	29
Capital loss carryforwards	4,695
Total deferred tax assets	4,859
Less: valuation allowance	(4,695)
Net deferred tax assets	$164
Deferred income tax liabilities:
Amortizable intangible assets	$(176)
Indefinite lived intangibles and goodwill for tax purposes	(817)
Total deferred income tax liability	(993)
Net deferred income tax liability	$(829)

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

HearUSA, Inc.

Notes to Consolidated Financial Statements

15. Income Taxes  – (continued)

After consideration of all the evidence, both positive and negative, management has determined that a $19.9 million valuation allowance at December 26, 2009 is necessary related to the United States operations to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is approximately $4.2 million. At December 26, 2009 the Company has available federal net operating loss carryforwards of approximately $47.3 million, which will expire in the year 2020.

The provision for income taxes on income (loss) from continuing operations differ from the amount computed using the Federal statutory income tax rate as follows (In Thousands):

	2009	2008
Provision (benefit) at Federal statutory rate	$332	$(1,451)
State income taxes, net of Federal income tax effect	35	(155)
Permanent differences — Dividend	4,001	—
Nondeductible expenses	215	196
Change in valuation allowance	(4,167)	2,062
Other	464	180
Income tax expense	$880	$832

Discontinued Operations Income Taxes

Provision was not made for U.S. or additional foreign taxes on undistributed earnings of the Company’s Canadian subsidiaries in 2008. Such earnings were reinvested. Such undistributed earnings in 2008 were $3.1 million. Taxes on discontinued operations for 2009 included a current tax provision of $1.8 million and a deferred tax benefit of $829,000. The $1.8 million is included in accounts payable and was paid in February 2010.

16. Commitments and Contingencies

401K Plan

The Company established the HearUSA Inc. 401(k) plan in October 1998. All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors. The Company’s contributions to the plan were approximately $67,000 and $90,000 for the years 2009 and 2008, respectively.

Employment and change of control agreements

In December 2009, the Company entered into amended and restated employment agreements with two of its executive officers and entered into an employment agreement with one executive officer that provide for annual salaries, severance payments, and accelerated vesting of stock options upon termination of employment under certain circumstances or a change in control, as defined.

The Company also entered into change of control agreements with several of its other officers which provide for severance payments and acceleration of stock option vesting upon termination of employment after a change in control, as defined.

Legal proceedings

In the normal course of our business we may periodically become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of business. No provision has been made in these Consolidated Financial Statements for the above matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

HearUSA, Inc.

Notes to Consolidated Financial Statements

17. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures” (ASU 2010-06”). ASU 2010- amends the guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not anticipate that the adoption of the amended guidance on fair value measurement-related disclosures will require significant additional disclosures.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations or require additional disclosures.

18. Segments

The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; the establishment, maintenance and support of an affiliated network; and the operation of an e-commerce business. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing, the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintaining an affiliated provider network. E-commerce offers on-line product sales of hearing aid related products, such as batteries, hearing aid accessories and assistive listening devices. Subsequent to the sale of the Company’s Canadian operations in April 2009, all of the Company’s business units are located in the United States.

HearUSA, Inc.

Notes to Consolidated Financial Statements

18. Segments  – (continued)

The following is the Company’s segment information (in thousands):

	Centers	E-commerce	Network	Corporate	Total
For the years ended:
Hearing aids and other products revenues
December 26, 2009	$81,003	$83	$—	$—	$81,086
December 27, 2008	$88,205	$101	$—	$—	$88,306
Service revenues
December 26, 2009	$4,831	$—	$2,261	$756	$7,848
December 27, 2008	$5,105	$—	$1,886	$—	$6,991
Income (loss) from operations
December 26, 2009	$19,655	$(67)	$795	$(15,296)	$5,087
December 27, 2008	$15,299	$(141)	$830	$(15,598)	$390
As of and for years ended:
December 26, 2009
Depreciation and amortization	$1,676	$—	$10	$631	$2,317
Total assets	$66,340	$—	$915	$24,058	$91,313
Capital expenditures	$821	$—	$—	$75	$896
December 27, 2008
Depreciation and amortization	$2,033	$—	$3	$450	$2,486
Total assets(1)	$84,094	$—	$920	$15,587	$100,601
Capital expenditures	$1,111	$—	$—	$390	$1,501

(1)	Included assets disposed of in the sale of the Canadian operations of $21,965 as discussed in Note 3.

Hearing aids and other products revenues consisted of the following:

	Years Ended
	December 26, 2009	December 27, 2008
Hearing aid revenues	97.0%	97.5%
Other products revenues	3.0%	2.5%

HearUSA, Inc.

Notes to Consolidated Financial Statements

18. Segments  – (continued)

Services revenues for the Center and the Network segments consisted of the following:

	Years Ended
	December 26, 2009	December 27, 2008
Hearing aid repairs	42.7%	47.5%
Testing and other income	57.3%	52.5%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Years Ended
Dollars in Thousands	December 26, 2009	December 27, 2008
Contract service revenue on Canadian support agreement	$(756)	$—
General and administrative expense	15,421	15,148
Corporate depreciation and amortization	631	450
Corporate loss from operations	$15,296	$15,598

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

In connection with the preparation and filing of the Company’s annual report on Form 10-K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 26, 2009. The Company’s chief executive officer and chief financial officer concluded that, as of December 26, 2009, the Company’s disclosure controls and procedures were effective.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2009 using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management determined that, as of December 26, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

c. Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 26, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I) of this Annual Report on Form 10-K. Information regarding our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and certain other corporate governance matters may be found in the Company’s 2010 definitive Proxy Statement under the headings “Election of Directors,” “Audit Committee,” and “Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” is located on our Web site (www.hearusa.com).

Item 11. Executive Compensation

The information required by this Item is set forth in the Company’s 2010 Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis.” “Report of the Compensation Committee,” “Executive Compensation,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and the following tables, “2009 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2009 Fiscal Year End” and “2009 Option Exercises” and is incorporated herein by this reference as if set forth in full.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the Company’s 2010 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference as if set forth in full. (see Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, included herein)

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth in the Company’s 2010 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by this reference as if set forth in full.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the Company’s 2010 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Fees” in our Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(i)	Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008.
(ii)	Consolidated Statements of Operations for the years ended December 26, 2009 and December 27, 2008.
(iii)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 26, 2009 and December 27, 2008.
(iv)	Consolidated Statements of Cash Flows for the years ended December 26, 2009 and December 27, 2008.
(v)	Notes to Consolidated Financial Statements

Exhibits:
2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).
3.1	Restated Certificate of Incorporation of HEARx Ltd., including certain certificates of designations, preferences and rights of certain preferred stock of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed May 17, 1996 (File No. 001-11655)).
3.2	Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 1996 (File No. 001-11655)).
3.3	Amendment to Restated Certificate of Incorporation including one for ten reverse stock split and reduction of authorized shares (incorporated herein to Exhibit 3.5 tothe Company’s Quarterly Report on Form 10-Q for the period ending July 2, 1999 (File No. 001-11655)).
3.4	Amendment to Restated Certificate of Incorporation including an increase in authorized shares and change of name (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.5	Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 17, 1999 (File No. 001-11655)).
3.6	Certificate of Designations, Preferences and Rights of the Company’s Special Voting Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed July 19, 2002 (File No. 001-11655)).
3.7	Amendment to Certificate of Designations, Preferences and Rights of the Company’s 1999 Series H Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed July 17, 2002 (File No. 001-11655)).
3.8	Certificate of Designations, Preferences and Rights of the Company’s 1998-E Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 28, 2003 (File No. 001-11655)).
3.9	Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).
3.10	Amendment to Certificate of Designation of Series H Junior Participating Preferred Stock of HearUSA, Inc. (increasing number of authorized Series H shares) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 17, 2009).
3.11	Amended and Restated By-Laws of HearUSA, Inc. (effective October 26, 2009) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 27, 2009).
4.1	Amended and Restated Rights Agreement, dated November 16, 2009 between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 17, 2009).
4.2	Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Annex D in the Company’s Joint Proxy Statement/Prospectus on Form S-4/A, filed May 28, 2002 (Reg No. 333-73022)).

Exhibits:
9.1	Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc. and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Annex C in the Company’s Joint Proxy Statement/Prospectus on Form S-4/A, filed May 28, 2002 (Reg. No. 333-73022)).
10.1	HEARx Ltd. 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#
10.2	HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#
10.3	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#
10.4	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#
10.5	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)#
10.6	Amended and Restated Security Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended April 1, 2006).
10.7	Amended and Restated Supply Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K for the period ended December 30, 2006).*
10.8	Second Amended and Restated Credit Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the period ended December 30, 2006).
10.9	Investor Rights Agreement by and among HearUSA, Inc. and Siemens Hearing Instruments, Inc., dated December 30, 2006 (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 30, 2006).
10.10	First Amendment to the Second Amended and Restated Credit Agreement, dated June 27, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-3/A, filed August 3, 2007).
10.11	Second Amendment to the Second Amended and Restated Credit Agreement dated September 24, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2007).
10.12	First Amendment to the Amended and Restated Supply Agreement, dated September 24, 2007 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2007).
10.13	First Amendment to the Investor Rights Agreement by and among HearUSA, Inc. and Siemens Hearing Instruments, Inc. dated September 24, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2007).
10.14	Third Amendment to Credit Agreement dated December 23, 2008, by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 23, 2008).

Exhibits:
10.15	Second Amendment to Supply Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 23, 2008).*
10.16	Second Amendment to Investor Rights Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 23, 2008).
10.17	Amendment No. 2 to Amended and Restated Security Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed December 23, 2008).
10.18	Stock Purchase Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed December 23, 2008).
10.19	Hearing Care Program Services Agreement by and among HearUSA, Inc., AARP, Inc. and AARP Services, Inc. dated August 8, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 27, 2008).
10.20	AARP License Agreement by and between HearUSA, Inc. and AARP, Inc. dated August 8, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 27, 2008).
10.21	Amendment No. 1 to the AARP License Agreement dated as of December 22, 2008, by and between the Company and AARP, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 29, 2008).
10.22	Separation Agreement and Release by and between the Company and Kenneth Schofield dated October 12, 2007 (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the period ended December 29, 2007).#
10.23	Amended and Restated HearUSA 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 27, 2009).#
10.24	Form of option grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 18, 2007).#
10.25	Form of time-vesting restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K for the period ended December 29, 2007).#
10.26	Form of performance-based restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K for the period ended December 29, 2007).#
10.27	Form of time-vesting restricted stock unit grant agreement pursuant to 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K for the period ended December 29, 2007).#
10.28	Retirement Agreement entered into by and between Paul A. Brown, M.D. and the Company dated February 4, 2008 (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K for the period ended December 29, 2007).#
10.29	Amended and Restated Executive Employment Agreement entered into by and between the Company and Stephen J. Hansbrough as of December 10, 2009.#

Exhibits:
10.30	Amended and Restated Executive Employment Agreement entered into by and between the Company and Gino Chouinard as of December 10, 2009.#
10.31	Asset Purchases Agreement among Helix Hearing Care of America Corp and 3371727 Canada, Inc., dated April 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2009).
10.32	Support and Management Services Agreement between the Company and Helix Hearing, Inc. dated April 27, 2009. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 27, 2009).
10.33	License Agreement between the Company and Helix Hearing Care of America Corp. dated April 24, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 27, 2009).
10.34	Form of Nonqualified Option Grant Agreement (pursuant to Amended and Restated 2007 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2009)).
10.35	Amendment No. 1 to the AARP Hearing Care Program Services Agreement with AARP, Inc. and AARP Services, Inc. dated August 11, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 26, 2009).
10.36	Amendment No. 2 to the AARP License Agreement with AARP, Inc. dated August 11, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 26, 2009).
10.37	Employment Agreement between the Company and Francisco Puñal dated December 10, 2009.#
21	List of Subsidiaries
23	Consent of the Independent Registered Public Accounting Firm
31.1	CEO Certification, pursuant to Section 30 2of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	CEO and CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Denotes compensatory plan or arrangement for Company officer or director.
*	Confidential treatment has been requested for portions of this agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc. (Registrant)
Date: March 26, 2010	/s/ Stephen J. Hansbrough Stephen J. Hansbrough Chairman and Chief Executive Officer HearUSA, Inc.
/s/ Francisco Puñal Francisco Puñal Senior Vice President and Chief Financial Officer HearUSA, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen J. Hansbrough Stephen J. Hansbrough	Chairman of the Board Chief Executive Officer and Director	March 26, 2010
/s/ Gino Chouinard Gino Chouinard	President Chief Operating Officer	March 26, 2010
/s/ Francisco Puñal Francisco Puñal	Senior Vice President Chief Financial Officer (Chief Accounting Officer)	March 26, 2010
/s/ Paul A Brown Paul A. Brown, M.D.	Director	March 26, 2010
/s/ David J. McLachlan David J. McLachlan	Director	March 26, 2010
/s/ Thomas W. Archibald Thomas W. Archibald	Director	March 26, 2010
/s/ Joseph L. Gitterman III Joseph L. Gitterman III	Director	March 26, 2010
/s/ Michel Labadie Michel Labadie	Director	March 26, 2010
/s/ Bruce Bagni Bruce Bagni	Director	March 26, 2010
/s/ Stephen W. Webster Stephen W. Webster	Director	March 26, 2010
/s/ Ozarslan A. Tangun Ozarslan A Tangun	Director	March 26, 2010