Form 10-Q
period 2010-03-27
HEARUSA INC
filed 2010-05-11
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On May 7, 2010, 45,447,645 shares of the Registrant’s Common Stock were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	March 27, 2010 and December 26, 2009	3

	Consolidated Statements of Operations
	Three months ended March 27, 2010 and March 28, 2009	4

	Consolidated Statements of Cash Flows
	Three months ended March 27, 2010 and March 28, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 6.	Exhibits	30

	Signatures	32

Part I – Financial Information
Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	March 27,	December 26,
	2010	2009
	(Dollars in thousands, except per share amounts)
ASSETS

Current assets
Cash and cash equivalents	$3,531	$7,037
Short-term marketable securities	3,606	4,106
Accounts and notes receivable, less allowance for
doubtful accounts of $690 and $616	4,816	5,554
Inventories	1,419	1,844
Prepaid expenses and other	445	464
Total current assets	13,817	19,005
Property and equipment, net	3,658	4,021
Goodwill	51,527	51,495
Intangible assets, net	12,656	12,816
Deposits and other	709	731
Restricted cash and cash equivalents	3,247	3,245
Total Assets	$85,614	$91,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,987	$7,070
Accrued expenses	2,453	2,253
Accrued salaries and other compensation	3,339	3,520
Current maturities of long-term debt	5,791	5,983
Income taxes payable	-	1,974
Dividends payable	35	35
Total current liabilities	18,605	20,835
Long-term debt	34,814	36,139
Deferred income taxes	7,555	7,335
Total long-term liabilities	42,369	43,474
Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	-	-
Series J (233 shares outstanding)	-	-
Total preferred stock	-	-

Common stock: $.10 par; 75,000,000 shares authorized 45,381,750 shares issued	4,538	4,538
Additional paid-in capital	138,081	137,863
Accumulated deficit	(117,638)	(114,982)
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity	22,496	24,934
Noncontrolling interest	2,144	2,070
Total Stockholders’ equity	24,640	27,004
Total Liabilities and Stockholders’ Equity	$85,614	$91,313

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Three Months Ended March 27, 2010 and March 28, 2009
(unaudited)

	March 27,	March 28,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$17,993	$20,907
Services	1,600	1,815
Total net revenues	19,593	22,722

Operating costs and expenses
Hearing aids and other products	4,576	5,379
Services	424	502
Total cost of products sold and services excluding depreciation and amortization	5,000	5,881

Center operating expenses	11,402	11,786
General and administrative expenses	4,016	4,014
Depreciation and amortization	570	550
Total operating costs and expenses	20,988	22,231

Income (loss) from operations	(1,395)	491
Non-operating income (expenses)
Gain on foreign exchange	17	-
Interest income	2	1
Interest expense	(949)	(1,337)
Loss from continuing operations before income tax expense	(2,325)	(845)
Income tax expense	(220)	(210)
Loss from continuing operations	(2,545)	(1,055)
Discontinued operations attributable to HearUSA, Inc.
Income from discontinued operations, net of income tax expense of $41 in 2009	-	685
Net loss	(2,545)	(370)

Net income attributable to noncontrolling interest	(74)	(115)
Net loss attributable to HearUSA, Inc.	(2,619)	(485)
Dividends on preferred stock	(37)	(35)

Net loss attributable to HearUSA, Inc. common stockholders	$(2,656)	$(520)

Loss from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.06)	$(0.03)

Net loss attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.06)	$(0.01)

Weighted average number of shares of common stock outstanding – basic and diluted	44,865	44,818

Amounts attributable to HearUSA, Inc. common stockholders:

Loss from continuing operations, net of tax	(2,619)	(1,170)
Discontinued operations, net of tax	-	685

Net loss attributable to HearUSA, Inc.	(2,619)	(485)

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 27, 2010 and March 28, 2009
(unaudited)

	March 27,	March 28,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(2,545)	$(370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	570	648
Stock-based compensation	218	190
Gain on foreign exchange	(17)	-
Provision for doubtful accounts	121	147
Deferred income tax expense	220	251
Non-cash interest on notes payable and warrants	20	93
Principal payments on long-term debt made through rebate credits	(764)	(835)
Other	(2)	2
(Increase) decrease in:
Accounts and notes receivable	618	93
Inventories	425	11
Prepaid expenses and other	40	(226)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,821)	2,694
Accrued salaries and other compensation	(182)	(280)
Net cash provided by (used in) operating activities	(3,099)	2,418

Cash flows from investing activities
Purchase of property and equipment	(80)	(339)
Net proceeds from the sale of short-term marketable securities	500	-
Business acquisitions	-	(1,341)
Net cash provided by (used in) investing activities	420	(1,680)

Cash flows from financing activities
Proceeds from issuance of long-term debt	200	-
Principal payments on long-term debt	(1,010)	(1,210)
Dividends paid on preferred stock	(37)	(35)
Net cash used in financing activities	(847)	(1,245)

Effects of exchange rate changes on cash	20	38
Net decrease in cash and cash equivalents	(3,506)	(469)
Cash and cash equivalents at the beginning of period	7,037	3,553
Cash and cash equivalents at the end of period	$3,531	$3,084

Supplemental disclosure of cash flows information:
Cash paid for interest	$155	$156
Cash paid for income taxes	$1,923	$-

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(764)	$(835)
Interest payments on long-term debt made through rebate credits	$(825)	$(1,085)

Issuance of notes payable in exchange for business acquisitions	$-	$1,217

Issuance of capital lease in exchange for property and equipment	$-	$254

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 27, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2009.

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of March 27, 2010, the Company has a network of 178 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 2,000 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states.  The centers and the network providers provide audiological products and services for the hearing impaired.   The Company is also the administrator of the American Association of Retired Persons (“AARP”) Hearing Care program, designed to help members of AARP who have hearing loss. HearUSA is the only hearing care program endorsed by AARP. Under this program, the Company has agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers. Hearing aids sold under the program will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

During the first quarters of 2010 and 2009, the Company’s 50%-owned joint venture, HEARx West, LLC generated net income of approximately $163,000 and $230,000, respectively. Because the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture.  Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. are consolidated in these financial statements.

The Company’s HEARx West joint venture partners are the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations” (see Note 4 - Noncontroliing Interest),  the Company records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.  The Company’s Consolidated Balance Sheets as of March 27, 2010 and December 26, 2009, and the Consolidated Statements of Operations for the quarters ended March 27, 2010 and March 28, 2009, reflect this guidance.

The Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, on April 27, 2009 as discussed in Note 2.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Net income (loss) attributable to controlling interest per common share

Basic earnings per share (“EPS”), is computed by dividing net income or loss attributable to HearUSA, Inc. common stockholders by the weighted average of common shares outstanding for the period. Basic EPS from continuing operations is computed by dividing income (loss) from continuing operations attributable to HearUSA, Inc.’s common stockholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock, restricted stock units and options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Common stock equivalents for outstanding options and warrants to purchase common stock, of approximately 1.6 million and 342,295, were excluded from the computation of earnings per share – diluted for the quarters ended March 27, 2010 and March 28, 2009, respectively, because the loss from continuing operations attributable to HearUSA, Inc. would make them anti-dilutive. For purposes of computing net income/loss attributable to HearUSA, Inc. per common stockholder – basic and diluted, for the quarter ended March 28, 2009, the weighted average number of shares of common stock outstanding includes the effect of the 497,145 exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.  These exchangeable shares were exchanged for common stock of the Company in December 2009.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company's other comprehensive income (loss)  for the three months ended March 28, 2009 represents a foreign currency translation adjustment.

Components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 27,	March 28,
Dollars in thousands	2010	2009
Net loss for the period	$(2,545)	$(370)
Other comprehensive loss:
Foreign currency translation adjustments	-	(230)
Comprehensive loss for the period	$(2,545)	$(600)
Comprehensive income attributable to noncontrolling interest	(74)	(115)
Comprehensive loss attributable to HearUSA, Inc	$(2,619)	$(715)

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

In connection with the sale, we agreed to provide certain transitional services to the purchaser for eighteen months pursuant to a support agreement. We believe the majority of services have already been provided. HearUSA agreed to provide training, installation and support services for eighteen months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to nine months for quarterly payments totaling approximately $331,000. Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million to be received over eighteen months under the support agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the asset sale.  The fees earned from these services are accounted for as contract service revenues, as the services are provided.  Approximately $286,000 was recorded as contract service revenue in the first quarter of 2010.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

As a result of the sale, the operations of the Canadian division have been discontinued and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

The Canadian division’s results of operations for the quarter ended March 28, 2009 were as follows:

Three Months Ended
March 28, 2009
(Dollars in thousands)
Revenue	$3,354

Cost and expenses	2,628

Income before provision of income taxes	$726

Income tax expense	41

Income from discontinued operations	$685

Income from discontinued operations – basic and diluted	$0.02

3. Long-term Debt

Long-term debt consists of the following:

	March 27,	December 26,
Dollars in thousands	2010	2009

Notes payable to Siemens
Tranche B	$4,413	$4,387
Tranche C	30,281	30,870
Total notes payable to Siemens	34,694	35,257
Notes payable from business acquisitions and other	5,911	6,865
	40,605	42,122
Less current maturities	5,791	5,983
	$34,814	$36,139

The approximate aggregate maturities of principal on long-term debt obligations, net of discounts are as follows (dollars in thousands):

For the twelve months ended March:

2011	$5,965
2012	4,448
2013	2,879
2014	2,484
2015 and thereafter	25,069

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

Amended Credit Agreement

The credit agreement, as amended in December 2008, includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens.  Borrowings under the credit facility are accessed through Tranche B and Tranche C.  Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009.  In October 2009, the parties agreed to reduce the rebate to a rate of $50, per Siemens’ unit purchased by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are Siemens’ products.  Amounts not forgiven through rebate credits are payable in cash each quarter.  The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens.

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first quarter of 2010 or fiscal 2009.  In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations in 2009.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.  If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable.  At March 27, 2010 the Company was in compliance with the Siemens loan covenants.

Amended Supply Agreement

The supply agreement as amended in December 2008 extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens.  Approximately $42.5 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $156,250 were recorded in each of the first quarters of 2010 and 2009.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

All rebates earned are accounted for as a reduction of cost of products sold.

The following table summarizes the rebate structure:

	Calculation of Pro forma Rebates to HearUSA when at least 90% of Units Purchased are from Siemens (1)
	Quarterly Siemens Unit Sales Compared to Prior Years' Comparable Quarters

	90% but < 95%	95% to 100%	> 100% < 125%	125% and >
Acquisition rebate (2)	$50/ unit	$50/ unit	$50/ unit	$50/ unit
	Plus	Plus	Plus	Plus
Notes payable rebate	$500,000	$500,000	$500,000	$500,000
Additional volume rebate	-	156,250	312,500	468,750
Interest forgiveness rebate (3)	1,187,500	1,187,500	1,187,500	1,187,500
	$1,687,500	$1,843,750	$2,000,000	$2,156,250

(1) Calculated using trailing twelve month units purchased by the Company
(2) Siemens units purchased by acquired businesses ($65 per unit through September 2009 and $50 per unit thereafter)
(3) Assuming the $50 million of the line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Quarters Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009

Portion applied against quarterly principal payments	$764	$835
Portion applied against quarterly interest payments	825	1,085
	$1,589	$1,920

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

Notes payable from business acquisitions and other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $5.1 million and $5.9 million at March 27, 2010 and December 26, 2009, respectively.  They have a face value of $5.3 million and $6.2 million at March 27, 2010 and December 26, 2009, respectively and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $83,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using market rates ranging from 9.5% to 10%. The discount is being accreted over the term of the notes on an effective interest method.  Accreted discount of $54,000 and $93,000 has been included in interest expense in the quarters ended March 27, 2010 and March 28, 2009.

Other notes payable relate mostly to capital leases totaling approximately $856,000 and $954,000 at March 27, 2010 and December 26, 2009, respectively, payable in monthly or quarterly installments varying from $400 to $10,000 over periods varying from one to five years and bear interest at rates varying from 4.6% to 16.7%.

4. Noncontrolling Interest

The Company accounts and reports for noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries under FASB ASC 810-10, “Consolidations.” The guidance requires that: (1) a noncontrolling interest, previously referred to as minority interest, is to be reported as part of equity in the consolidated financial statements; (2) losses are to be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, thereby reducing the losses attributed to the controlling interest; (3) changes in ownership interest are to be treated as equity transactions if control is maintained; (4) changes in ownership interest resulting in a gain or loss are to be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired is to be recorded at fair value, plus its share of goodwill.

A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the quarter ended March 27, 2010 is as follows:

Amount (thousands)
Balance at December 26, 2009	$2,070
Joint venture earnings	74
Dividends to joint venture partners	-
Balance at March 27, 2010	$2,144

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

5.    Fair Value

As of March 27, 2010 and December 26, 2009, the fair value of the Company’s long-term debt is estimated at approximately $40.6 million and $43.3 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

The book values of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. These are Level 1 in the fair value hierarchy.

The inputs used in measuring fair value into the fair value hierarchy are as follows:
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Assets or liabilities that have recurring fair value measurements are shown below as of March 27, 2010 (in thousands):

Description	Total as of March 27, 2010	Level 1	Level 2

Short-term marketable securities	$3,606	$3,606	$-

Warrant liability included in accounts payable	$188	$-	$188

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These securities are classified as available for sale. There was no unrealized gain or loss as of or for the quarter ended March 27, 2010.

There are no assets or liabilities measured at fair value on a non-recurring basis during the first quarter of 2010.

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

Effective December 28, 2008 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 200,000 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have an exercise price of $0.60 per share and expire on October 1, 2010. As such, effective December 28, 2008 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in December 2003. On December 28, 2008, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $56,000 to beginning accumulated deficit and $52,000 to a warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants decreased from $222,000 as of December 26, 2009 to $188,000 as of March 27, 2010. We recognized a gain of $34,000 for the change in the fair value of these warrants for the quarter ended March 27, 2010.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

These common stock purchase warrants were initially issued in connection with our December 2003 issuance of convertible debt, which was subsequently paid. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

March 27,
2010
Risk free interest rate	0.4%
Expected life in years	0.5
Expected volatility	54%

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

6.    Stock-based Compensation

Under the terms of the Company’s equity compensation plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted as well as restricted stock and restricted stock units. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $218,000 and $190,000 (of which approximately $20,000 and $13,000 relates to restricted stock units) in the first quarter of 2010 and 2009, respectively.

In the first quarter of 2010, the Company granted 433,750 options at an exercise price of $1.35.  These options vest ratably over the next four years.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Stock-based payment award activity

The following table provides additional information regarding options outstanding and options that were exercisable as of March 27, 2010 (options and intrinsic value in thousands):

			Weighted
			Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 26, 2009	6,267	$1.16		-
Granted	434	1.35		-
Exercised	-	-		-
Forfeited/expired/cancelled	(3)	5.48		-
Outstanding at March 27, 2010	6,698	$1.17	6.03	$2,867
Exercisable at March 27, 2010	4,338	$1.15	4.50	$1,968

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 27, 2010. There was approximately $2.0 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of March 27, 2010. That cost is expected to be recognized over the remaining average life of 6 years as of March 27, 2010. At March 27, 2010, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $2.9 million, of which $166,000 is non-employee director aggregate intrinsic value.

A summary of the status and changes in our non-vested options related to our equity incentive plans as of and during the three months ended March 27, 2010 is presented below:

		Weighted Average
		Grant- Date
	Shares (in thousands)	Fair Value
Non-vested at December 26, 2009	2,152	$1.10
Granted	434	1.14
Vested	(226)	0.53
Forfeited unvested	-	-
Non-vested at March 27, 2010	2,360	$1.20

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

In the first quarter of 2010, 318,750 performance-based restricted stock units were granted.  The company did not record stock-based compensation for these awards in the first quarter of 2010 because it was not probable that the performance measurements would be met.  No restricted stock units were granted in the first quarter of 2009.

Using the most probable award, the company recorded approximately $20,000 and $13,000 in stock-based compensation expense which is included in total stock-based compensation expense of approximately $218,000 and $190,000 in the first quarter of 2010 and 2009, respectively.

A summary of the Company’s restricted stock unit activity and related information for the quarter ended March 27, 2010 is as follows:

	Service-based
	Restricted Stock Units (1)	Performance-based Restricted Stock Units (1)
Outstanding Balance at December 26, 2009	91,000	190,000
Awarded	-	-
Vested	(45,500)	-
Forfeited/Expired/Cancelled	-	(3,000)
Outstanding at March 27, 2010	45,500	187,000

(1)	Each stock unit represents the fair market value of one share of common stock.

The fair value of the 45,500 shares vested during 2010 was approximately $41,000. The weighted average grant-date fair value per share for the restricted stock units was $1.00 with a weighted average remaining contractual term of 2.0 years at March 27, 2010.

7.    Segments

As the Company’s business has changed the segments reviewed by the Company’s chief operating decision maker have changed. The E-Commerce segment is no longer considered a separate segment of the Company and has been integrated into the Centers segment. The 2009 summary has been reclassified to reflect these changes.

The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; and the establishment, maintenance and support of an affiliated network of independent providers. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing and the latest technology in hearing aids and listening devices to improve their quality of life. The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists. The network revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintain the affiliated provider network. Since the sale of the Company’s Canadian operations in April 2009, all of the Company’s business units are located in the United States.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The following is the Company’s segment information:

Dollars in thousands
	Centers	Network	Corporate	Total
Hearing aids and other products revenues
3 months ended March 27, 2010	$17,980	$13	$-	$17,993
3 months ended March 28, 2009	$20,907	$-	$-	$20,907

Service revenues
3 months ended March 27, 2010	$1,156	$156	$288	$1,600
3 months ended March 28, 2009	$1,220	$595	$-	$1,815

Income (loss) from operations
3 months ended March 27, 2010	$3,011	$(546)	$(3,860)	$(1,395)
3 months ended March 28, 2009	$4,328	$315	$(4,152)	$491

3 months ended March 27, 2010
Depreciation and amortization	$434	$4	$132	$570
Total assets	$66,017	$897	$18,700	$85,614
Capital expenditures	$51	-	$29	$80

3 months ended March 28, 2009
Depreciation and amortization	$412	$-	$138	$550
Total assets (1)	$86,209	$935	$15,296	$102,440
Capital expenditures	$339	-	$-	$339

(1)	Includes assets disposed of in the sale of the Company’s Canadian operations of approximately $15.9 million
(2)	Amounts in 2009 were reclassified for purposes of reporting E-Commerce’s integration into the Centers segment.

Hearing aids and other products revenues consisted of the following:

	Three months ended
	March 27,	March 28,
	2010	2009
Hearing aid revenues	96.6%	97.0%
Other products revenues	3.4%	3.0%

Services revenues consisted of the following:

	Three months ended
	March 27,	March 28,
	10	2009
Hearing aid repairs	49.0%	46.4%
Testing and other income	51.0%	53.6%

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Three months ended
	March 27,	March 28,
Dollars in thousands	2010	2009
Contract service revenue on Canadian support agreement	$(288)	$-
General and administrative expense	4,016	4,014
Corporate depreciation and amortization	132	138
Corporate loss from operations	$3,860	$4,152

8.   Liquidity

The Company used approximately $3.1 million for operating activities during the quarter ended March 27, 2010 primarily as a result of the net loss of $2.5 million and the payment of $1.9 million in Canadian income taxes.

Cash, cash equivalents and short term marketable securities totaled approximately $7.1 million as of March 27, 2010.  Approximately $2.5 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.  During the quarter ended March 27, 2010, the Company has utilized approximately $1.6 million in cash to pay the Siemens trade payables under accelerated terms to take advantage of trade discounts.  The Siemens trade payables can convert to normal terms at the Company’s option.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (ASU 2010-06”). ASU 2010-06 amends the guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this amended guidance has not required significant additional disclosures by the Company.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  These statements include those relating to the Company’s belief that current cash and cash equivalents, cash generated at current net revenue levels and acquisition financing provided by its strategic partner, Siemens, will be sufficient to support the Company’s operating and investing activities through the next twelve months; that second quarter revenues will return to levels achieved in the third and fourth quarters of 2009; that HearUSA plans to roll out the AARP Hearing Care Program to its national network of more than 2,000 independent hearing care providers during the course of 2010; and that by the end of the year, the AARP program is expected to be available to 60 to 70 percent of the nearily 40 million AARP members across the nation by the end of the year. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions.  Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in this report and in the Company’s annual report on Form 10-K for fiscal 2009 filed with the Securities and Exchange Commission.

General

In the first quarter of 2010, the Company’s revenues were impacted by changes to insurance and managed care contracts. HearUSA has over 400 provider agreements with health insurance companies and managed care organizations. The terms of most of these agreements are to be renegotiated annually, and these agreements may be terminated by either party, usually on 90 days or less notice at any time. Some of these insurance and managed care organizations decided to limit or eliminate hearing care benefits beginning in 2010 in anticipation of government spending cuts related to healthcare reform. As a result, the Company’s revenues from insurance and managed care contracts decreased in the first quarter of 2010 compared to the first quarter of 2009.  The Company implemented a number of plans and strategies to replace the revenues lost, including increased marketing to its existing insurance base and private pay customers.  The Company also increased the marketing of the AARP program in Florida and New Jersey and expanded the program to HearUSA centers in New York, Massachusetts, Ohio, Michigan, Missouri, North Carolina and Pennsylvania on February 1, 2010.  The AARP program was initially made available to AARP members in Florida and New Jersey on October 1, 2009.

These efforts helped recapture most of the lost insurance business by the end of the first quarter as March 2010 revenues were slightly below December and September 2009, the most recent comparable 5 week months.  April 2010 revenues exceeded January 2010 by more than 18% and the Company expects second quarter 2010 revenues to return to the levels achieved in the third and fourth quarters of 2009.

RESULTS OF OPERATIONS

For the three months ended March 27, 2010 compared to the three months ended March 28, 2009

Revenues

Dollars in thousands

	2010	2009	Change	% Change
Hearing aids and other products	$17,993	$20,907	$(2,914)	(13.9)%
Services	1,600	1,815	(215)	(11.8)%
Total net revenues	$19,593	$22,722	$(3,129)	(13.8)%

The $3.1 million or 13.8% decrease in net revenue from the first quarter 2009 is principally a result of a loss of revenue related to a  number of insurance plans eliminating, changing or limiting their hearing care benefits.    The Company implemented a number of plans and strategies to replace the revenues lost, including increased marketing to its existing insurance base and private pay customers.   The Company also increased the marketing of the AARP program in Florida and New Jersey and expanded the program to HearUSA centers in New York, Massachusetts, Ohio, Michigan, Missouri, North Carolina and Pennsylvania on February 1, 2010.  The AARP program was initially made available to AARP members in Florida and New Jersey on October 1, 2009.

These efforts helped recapture most of the lost insurance business by the end of the first quarter as March 2010 revenues were slightly below December and September 2009, the most recent comparable 5 week months.  April 2010 revenues exceeded January 2010 by more than 18% and the Company expects second quarter 2010 revenues to return to the levels achieved in the third and fourth quarters of 2009.

Cost of Products Sold and Services

Dollars in thousands

	2010	2009	Change	%
Hearing aids and other products	$4,576	$5,379	$(803)	(14.9)%
Services	424	502	(78)	(15.5)%
Total cost of products sold and services	$5,000	$5,881	$(881)	(15.0)%
Percent of total net revenues	25.5%	25.9%	(0.4)%	(1.5)%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.
The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2010	2009	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$-	-
Volume rebates used to reduce Tranche C principal	156	156	-	-
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	108	179	(71)	(39.7)%
Rebates offsetting interest on Tranches B and C	825	1,085	(260)	(24.0)%
Total rebate credits	$1,589	$1,920	$(331)	(17.2)%
Percent of total net revenues	8.1%	8.4%	(0.3)%	(3.6)%

The $71,000 reduction in volume rebates earned was due to a decrease in the rebates per unit from $65 to $50 and a decline in Siemens units purchased. The rebates per unit were decreased in exchange for better overall pricing.  The $260,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness resulting from the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.1% in the first quarter of 2010 compared to 34.3% in the first quarter of 2009.

Expenses

Dollars in thousands

	2010	2009	Change	%
Center operating expenses	$11,402	$11,786	$(384)	(3.3)%
Percent of total net revenues	58.2%	51.9%	6.3%	12.1%
General and administrative expenses	$4,016	$4,014	$2	-
Percent of total net revenues	20.5%	17.7%	2.8%	15.8%
Depreciation and amortization	$570	$550	$20	3.6%
Percent of total net revenues	2.9%	2.4%	0.5%	20.8%

The $384,000 decrease in center operating expenses in the first quarter of 2010 as compared with the first quarter of 2009 is primarily attributable to reductions of approximately $477,000 in gross marketing costs, $216,000 in staffing costs and $154,000 in other center operating expenses. Incentive compensation also decreased by approximately $126,000 as a result of the decline in revenues. These decreases were partially offset by an increase of approximately $498,000 of costs related to our AARP program for payment of royalties, advertising and other costs. Total AARP costs in the first quarter of 2010 were approximately $588,000.

General and administrative expenses in the first quarter of 2010 remained relatively unchanged from the first quarter of 2009.

Interest Expense

Dollars in thousands

	2010	2009	Change	%
Notes payable from business acquisitions and others (1)	$124	$252	$(128)	(50.8)%
Siemens Tranches B and C – interest forgiven (2)	825	1,085	(260)	(24.0)%
Total interest expense	$949	$1,337	$(388)	(29.0)%

	2010	2009	Change	%
Total cash interest expense (3)	$103	$158	$(55)	(34.8)%
Total non-cash interest expense (4)	846	1,179	(333)	(28.2)%
Total interest expense	$949	$1,337	$(388)	(29.0)%

(1)
Includes $54,000 and $94,000 in the first quarter of 2010 and 2009, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $34,000 reduction of non-cash interest expense in 2010 related to recording warrants at their estimated fair value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the supply agreement minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 3 – Long-term Debt, Notes to Consolidated Financial Statements and Liquidity and Capital Resources, include herein).

(3)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others.
(4)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest and interest on Siemens Tranches B and C offset by rebates.

The decrease in interest expense in the first quarter of 2010 is attributable to decreases in the Siemens loan balances following the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009 and approximately $4 million in scheduled debt payments which were forgiven.

Income Taxes

The Company has net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes. The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for US income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.  During the first quarter of 2010, the Company recorded a deferred tax expense of approximately $220,000 compared to approximately $210,000 in the first quarter of 2009 related to the estimated deduction of tax deductible goodwill from its US operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

Net Income (Loss) attributable to noncontrolling interest

During the first quarter of 2010 and 2009, the Company’s 50% owned joint venture, HEARx West, LLC generated net income of approximately $163,000 and $230,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first quarter of 2010 and 2009 was approximately $74,000 and $115,000, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million U.S. dollars.  This sale resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

The Company had income from discontinued operations of $685,000 during the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company used approximately $3.1 million for operating activities during the quarter ended March 27, 2010 primarily as a result of the net loss of $2.5 million and the payment of $1.9 million in Canadian income taxes.

Cash, cash equivalents and short term marketable securities totaled approximately $7.1 million as of March 27, 2010.  Approximately $2.5 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.  During the quarter ended March 27, 2010, the Company has utilized approximately $1.6 million in cash to pay the Siemens trade payables under accelerated terms to take advantage of trade discounts. The Siemens trade payables can convert to normal terms at the Company’s option.

Cash Flows

Net cash used by operating activities in the first quarter of 2010 was approximately $3.1 million compared to cash provided by operating activities of approximately $2.4 million in the first quarter of 2009.  The $3.1 million used in 2010 includes the impact of payment of the Siemens trade payables on 30 day terms which began in late 2009.  The 30 day reduction in terms allowed the Company to earn early payment discounts but decreased cash flow by approximately $1.6 million.  The Company can return to 60 day terms at anytime.

During the first quarter of 2010, cash of approximately $80,000 was used to purchase equipment and software and $500,000 of cash was provided by the net proceeds from the sale of marketable securities.

In the first quarter of 2010, proceeds of approximately $200,000 were received from the issuance of long-term debt and subsequently used to complete an acquisition of centers in May 2010. Funds of approximately $1.0 million were used to repay long-term debt.

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

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 27, 2010.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1 and 3)	40,845	5,965	7,327	27,553	-
Subtotal of obligations recorded on balance sheet	40,845	5,965	7,327	27,553	-
Interest to be paid on long-term debt (2 and 3)	13,868	3,498	5,812	4,558	-
Operating leases	16,000	6,249	6,403	2,706	642
Employment agreements	3,923	1,904	2,019	-	-
Purchase obligations (4)	3,141	1,324	1,817	-	-
Total contractual cash obligations	77,777	18,940	23,378	34,817	642

(1)	Approximately $34.7 million can be repaid through rebate credits from Siemens, including $2.5 million in less than 1 year and $4.8 million in years 1-3 and $27.4 million in years 4-5.
(2)
Interest on long-term debt includes the interest on Tranches B and C that can be repaid through rebate credits from Siemens, including $3.2 million in less than 1 year and $5.7 million in years 1-3 and $4.6 million in years 4-5.  Interest repaid through preferred pricing reductions was $825,000 in the first quarter of 2010. (See Note 3 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt is based on cash payments and not the fair value of the discounted notes (See Note 3 – Long-Term Debt, Notes to Consolidated Financial Statements included herein.)

(4)
Purchase obligations includes the contractual commitment for AARP campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $900,000 in less than 1 year.

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

Goodwill

The Company evaluates goodwill and certain intangible assets with indefinite lives not being amortized for impairment annually or more frequently if impairment indicators arise. Indicators at the Company include but are not limited to: sustained operating losses or a trend of poor operating performance, a decrease in the company’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of.  If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments.  If impairment is identified, the Company measures and records the amount of impairment losses. The Company performs this annual analysis on the first day of its fourth quarter.

A two-step impairment test is performed on goodwill.  In order to do this, management applied judgment in determining its "reporting units", which represent distinct parts of the Company’s business.  As of March 27, 2010, the reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value.  Calculating the fair value of the reporting units requires significant estimates and long-term assumptions.  The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2009 and 2008, and each of these tests indicated no impairment.  The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow.

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

Allowance for doubtful accounts

Certain of the accounts receivable of the Company are from health insurance and managed care organizations and government agencies.  These organizations could take up to nine months before paying a claim made by the Company and also impose a limit on the time the claim can be billed.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable.

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts.  Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance.  Any change in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts.  For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $41,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (ASU 2010-06”). ASU 2010-06 amends the guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not require significant additional disclosures by the Company.

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

	Fixed Rate	Variable Rate	Total
	9.5%	4.6% to 16.7%
	Due February 2015	Other
	$	$	$
	(000’s)	(000’s)	(000’s)
2010	(1,840)	(2,697)	(4,537)
2011	(2,442)	(2,479)	(4,921)
2012	(2,411)	(745)	(3,156)
2013	(2,364)	(188)	(2,552)
2014	(2,332)	(42)	(2,374)
Thereafter	(23,305)	-	(23,305)

Total	(34,694)	(6,151)	(40,845)

Estimated fair value	(34,694)	(5,911)	(40,605)

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 27, 2010.  The Company’s chief executive officer and chief financial officer concluded that, as of March 27, 2010, the Company’s disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 27, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.10
Amendment to Certificate of Designation of Series H Junior Participating Preferred Stock of HearUSA, Inc. (increasing the number of authorized series H Shares (incorporated herein  by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 17, 2009)).

3.11	Amended and Restated By-Laws of HearUSA, Inc. (effective October 16, 2009) (incorporated herein by reference to the Company’s Report Filed on Form 8-K, filed October 27, 2009).
4.1
Amended and Restated Rights Agreement, November 16, 2009 between the Company and American Stock Transfer and Trust Company LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed November 17, 2009).

4.2
Form of Support Agreement among HEARx Ltd., HEARx Canada, Inc. and HEARx Acquisition ULC (incorporated herein by reference to Annex D in the Company’s Joint Proxy Statement/Prospectus on Form S-4 as filed May 28, 2002 (Reg No. 333-73022)).

4.3	Form of 2003 Convertible Subordinated Note due November 30, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed December 31, 2003).

9.1
Form of Voting and Exchange Trust Agreement among HearUSA, Inc., HEARx Canada, Inc and HEARx Acquisition ULC and ComputerShare Trust Company of Canada (incorporated herein by reference to Exhibit 9.1Annex C in the Company’s Joint Proxy Statement/Prospectus on Form S-4 as filed May 28, 2002 (Reg. No. 333-73022)).

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

HearUSA Inc.
(Registrant)

May 11, 2010

/s/Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer
HearUSA, Inc.

/s/Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.