Form 10-Q
period 2010-06-26
HEARUSA INC
filed 2010-08-10
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 001-11655

HearUSA, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2748248
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1250 Northpoint Parkway, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

         Registrant’s Telephone Number, Including Area Code           (561) 478-8770

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

On August 5, 2010, 45,447,433 shares of the Registrant’s Common Stock were outstanding.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets
	June 26, 2010 and December 26, 2009	3

	Consolidated Statements of Operations
	Six months ended June 26, 2010 and June 27, 2009	4

	Consolidated Statements of Operations
	Three months ended June 26, 2010 and June 27, 2009	5

	Consolidated Statements of Cash Flows
	Six months ended June 26, 2010 and June 27, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 6.	Exhibits	34

	Signatures	35

Part I – Financial Information
Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	June 26,	December 26,
	2010	2009
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,026	$7,037
Short-term marketable securities	1,306	4,106
Accounts and notes receivable, less allowance for doubtful accounts of $677 and $616	5,506	5,554
Inventories	1,409	1,844
Prepaid expenses and other	417	464
Total current assets	12,664	19,005
Property and equipment, net	3,463	4,021
Goodwill	51,928	51,495
Intangible assets, net	12,529	12,816
Deposits and other	698	731
Restricted cash and cash equivalents	3,252	3,245
Total Assets	$84,534	$91,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,458	$7,070
Accrued expenses	1,907	2,253
Accrued salaries and other compensation	3,224	3,520
Current maturities of long-term debt	5,357	5,983
Income taxes payable	-	1,974
Dividends payable	35	35
Total current liabilities	19,981	20,835
Long-term debt	33,781	36,139
Deferred income taxes	7,775	7,335
Total long-term liabilities	41,556	43,474
Commitments and contingencies

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	-	-
Series J (233 shares outstanding)	-	-
Total preferred stock	-	-

Common stock: $.10 par; 75,000,000 shares authorized 45,451,160 and 45,381,750 shares issued	4,545	4,538
Additional paid-in capital	138,359	137,863
Accumulated deficit	(119,804)	(114,982)
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity	20,615	24,934
Noncontrolling interest	2,382	2,070
Total Stockholders’ equity	22,997	27,004
Total Liabilities and Stockholders’ Equity	$84,534	$91,313

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Six Months Ended June 26, 2010 and June 27, 2009
(unaudited)

	June 26,	June 27,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$37,791	$41,560
Services	3,213	3,829
Total net revenues	41,004	45,389

Operating costs and expenses
Hearing aids and other products	9,869	10,452
Services	836	889
Total cost of products sold and services excluding depreciation and amortization	10,705	11,341

Center operating expenses	23,611	22,690
General and administrative expenses	7,786	7,675
Depreciation and amortization	1,134	1,138
Total operating costs and expenses	43,236	42,844

Income (loss) from operations	(2,232)	2,545
Non-operating income (expenses)
Gain on foreign exchange	15	375
Interest income	7	-
Interest expense	(1,790)	(2,589)
Income (loss) from continuing operations before income tax expense	(4,000)	331
Income tax expense	(440)	(420)
Loss from continuing operations	(4,440)	(89)
Discontinued operations attributable to HearUSA, Inc.
Income from discontinued operations, net of income tax benefit of $261 in 2009	-	1,159
Gain on sale of discontinued operations	-	1,632
Income tax expense on sale of discontinued operations	-	(1,546)
Income from discontinued operations	-	1,245
Net income (loss)	(4,440)	1,156

Net income attributable to noncontrolling interest	(312)	(247)
Net income (loss) attributable to HearUSA, Inc.	(4,752)	909
Dividends on preferred stock	(70)	(68)

Net Income (loss) attributable to HearUSA, Inc. common stockholders	$(4,822)	$841

Loss from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.11)	$(0.01)

Net loss attributable to HearUSA, Inc. common stockholders per common share – basic	$(0.11)	$0.02
Net loss attributable to HearUSA, Inc. common stockholders per common share –diluted	$(0.11)	$0.02
Weighted average number of shares of common stock outstanding – basic and diluted	44,894	44,837

Amounts attributable to HearUSA, Inc. common stockholders:

Loss from continuing operations, net of tax	$(4,752)	$(336)
Discontinued operations, net of tax	-	1,245

Net income (loss) attributable to HearUSA, Inc. common stockholders	$(4,752)	$909

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Three Months Ended June 26, 2010 and June 27, 2009
(unaudited)

	June 26,	June 27,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$19,796	$20,653
Services	1,613	2,014
Total net revenues	21,409	22,667

Operating costs and expenses
Hearing aids and other products	5,290	5,072
Services	412	388
Total cost of products sold and services excluding depreciation and amortization	5,702	5,460

Center operating expenses	12,209	10,908
General and administrative expenses	3,769	3,661
Depreciation and amortization	564	588
Total operating costs and expenses	22,244	20,617

Income (loss) from operations	(835)	2,050
Non-operating income (expenses)
Gain (loss) on foreign exchange	(5)	375
Interest income	5	-
Interest expense	(841)	(1,252)
Income (loss) from continuing operations before income tax expense	(1,676)	1,173
Income tax expense	(220)	(210)
Income (loss) from continuing operations	(1,896)	963
Discontinued operations attributable to HearUSA, Inc.
Income from discontinued operations, net of income tax benefit of $270 in 2009	-	250
Gain on sale of discontinued operations	-	1,632
Income tax expense on sale of discontinued operations	-	(1,546)
Income from discontinued operations	-	336
Net income (loss)	(1,896)	1,299

Net income attributable to noncontrolling interest	(238)	(131)
Net income (loss) attributable to HearUSA, Inc.	(2,134)	1,168
Dividends on preferred stock	(32)	(35)

Net Income (loss) attributable to HearUSA, Inc. common stockholders	$(2,166)	$1,133

Loss from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic	$(0.05)	$0.02
Loss from continuing operations attributable to HearUSA, Inc. common stockholders per common share – diluted	$(0.05)	$0.02

Net loss attributable to HearUSA, Inc. common stockholders per common share – basic	$(0.05)	$0.03
Net loss attributable to HearUSA, Inc. common stockholders per common share – diluted	$(0.05)	$0.02

Weighted average number of shares of common stock outstanding – basic	44,922	44,837
Weighted average number of shares of common stock outstanding – diluted	44,922	45,340

Amounts attributable to HearUSA, Inc. common stockholders:

Income (loss) from continuing operations, net of tax	$(2,134)	$832
Discontinued operations, net of tax	-	336

Net income (loss) attributable to HearUSA, Inc. common stockholders	$(2,134)	$1,168

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 26, 2010 and June 27, 2009
(unaudited)

	June 26,	June 27,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(4,440)	$1,156
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,134	1,272
Stock-based compensation	526	398
Gain on foreign exchange	(15)	(375)
Gain on sale of discontinued operations, net of tax expense	-	(86)
Provision for doubtful accounts	241	259
Deferred income tax expense	440	420
Non-cash interest on notes payable	101	167
Non-cash (gain) loss on warrant liability	(139)	36
Principal payments on long-term debt made through rebate credits	(1,535)	(1,660)
Other	3	14
(Increase) decrease in:
Accounts and notes receivable	(193)	(16)
Inventories	375	(15)
Prepaid expenses and other	100	(28)
Increase (decrease) in:
Accounts payable and accrued expenses	198	2,610
Accrued salaries and other compensation	(330)	(255)
Net cash provided by (used in) operating activities	(3,534)	3,897

Cash flows from investing activities
Purchase of property and equipment	(151)	(394)
Purchase of intangible assets	(47)	(157)
Net proceeds from sale of Canada assets	-	22,046
Net proceeds from the sale (purchases) of short-term marketable securities	2,800	(9,402)
Business acquisitions	(248)	(1,313)
Net cash provided by investing activities	2,354	10,780

Cash flows from financing activities
Proceeds from issuance of long-term debt	200	-
Principal payments on long-term debt	(1,991)	(2,406)
Principal payments on Siemens debt	-	(8,097)
Dividends paid on preferred stock	(70)	(68)
Net cash used in financing activities	(1,861)	(10,571)

Effects of exchange rate changes on cash	30	(92)
Net (decrease) increase in cash and cash equivalents	(3,011)	4,014
Cash and cash equivalents at the beginning of period	7,037	3,553
Cash and cash equivalents at the end of period	$4,026	$7,567

Supplemental disclosure of cash flows information:
Cash paid for interest	$179	$295

Cash paid for income taxes	$1,923	$-

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(1,535)	$(1,660)

Issuance of notes payable in exchange for business acquisitions	$216	$1,217

Issuance of capital lease in exchange for property and equipment	$23	$272

  See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 26, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2009.

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of June 26, 2010, the Company has a network of 177 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 2,000 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors.  The centers and the network providers provide audiological products and services for the hearing impaired.   The Company is also the administrator of the American Association of Retired Persons (“AARP”) Hearing Care program, the only hearing aid program endorsed by AARP, designed to help members of AARP who have hearing loss. Under this program, the Company has agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers. Hearing aids sold under the program will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

The Company’s 50%-owned joint venture, HEARx West, LLC, generated net income during the three and six months ended June 26, 2010, of approximately $462,000 and $625,000, respectively, and $231,000 and $461,000 during the three and six months ended June 27, 2009, respectively. Because the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture.  Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. are consolidated in these financial statements.

The Company’s HEARx West joint venture partners are the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations” (see Note 5 - Noncontroliing Interest),  the Company records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.  The Company’s accompanying consolidated financial statements reflect this guidance.

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

Common stock equivalents for outstanding options and warrants to purchase common stock, of approximately 1.2 million and 1.3 million, were excluded from the computation of earnings per share – diluted for the three and six months ended June 26, 2010, respectively and 518,726 and 407,892 for the three and six months ended June 27, 2009, respectively, because the loss from continuing operations attributable to HearUSA, Inc. would make them anti-dilutive.

For purposes of computing net income/loss attributable to HearUSA, Inc. per common stockholder – basic and diluted, for both the three and six months ended June 27, 2009, the weighted average number of shares of common stock outstanding includes the effect of the 497,415 exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.  These exchangeable shares were exchanged for common stock of the Company in December 2009.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company's other comprehensive income (loss) for the three and six months ended June 27, 2009 represents foreign currency translation adjustments.

Components of comprehensive income (loss) are as follows:

	Six Months Ended		Three Months Ended
Dollars in thousands	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net income (loss) for the period	$(4,440)	$1,156	$(1,896)	$1,299
Other comprehensive income (loss):
Foreign currency translation adjustments	-	89	-	319
Comprehensive income (loss) for the period	$(4,440)	$1,245	$(1,896)	$1,618
Comprehensive income attributable to noncontrolling interest	(312)	(247)	(238)	(131)
Comprehensive income (loss) attributable to HearUSA, Inc.	$(4,752)	$998	$(2,134)	$1,487

2. Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. (the “Seller”) and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company, to an unrelated company, for cash consideration of approximately $23.1 million, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009. We incurred approximately $524,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.  The Company repaid approximately $8.1 million of Siemens debt from the proceeds of this transaction during 2009, as required under the agreement with Siemens.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

In connection with the sale, we agreed to provide certain transitional services to the purchaser for eighteen months pursuant to a support agreement. HearUSA agreed to provide training, installation and support services for eighteen months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to nine months for quarterly payments totaling approximately $331,000. We believe the majority of these services have already been provided.  Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million to be received over eighteen months under the support agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the asset sale.  The fees earned from these services are accounted for as contract service revenues, as the services are provided.  Approximately$224,000 and $510,000 was recorded as contract service revenue in the three and six months ended June 26, 2010, respectively.

As a result of the sale, the operations of the Canadian division have been discontinued and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

The Canadian division’s results of operations for the three and six months ended June 27, 2009 were as follows:

	For the six months ended	For the three months ended
	June 27, 2009	June 27, 2009

Revenue	$4,559	$1,133

Cost and expenses	3,661	1,153

Income (loss) before provision of income taxes	898	(20)

Income tax expense (benefit)	(261)	(270)

Income from discontinued operations	1,159	250

Gain on sale of discontinued operations, net of applicable tax of $1,546	86	86
Income from discontinued operations	$1,245	$336

Income from discontinued operations - basic	$0.03	$0.01

Income from discontinued operations - diluted	$0.03	$0.01

The Company received approximately $529,000 in escrow funds in July 2009 and $299,000 in October of 2009 which resulted in a gain on sale of approximately $905,000.

3.    Business Acquisitions

During the first six months of 2010, the Company acquired the assets of one hearing care center in Michigan in one transaction.  Consideration paid was cash of approximately $248,000 and notes payable with an estimated fair value of approximately $216,000.  In connection with the acquisition, the Company used approximately $200,000 of its acquisition line of credit with Siemens (see Note 4 – Long-term Debt.  The Company has recorded its preliminary purchase price allocation using the fair values of the assets acquired based on management’s best estimates.  Accordingly, the following estimates may change as further information becomes available.  The acquisition resulted in additions to goodwill of approximately $401,000, fixed assets of approximately $7,000 and customer lists and non-compete agreements of approximately $56,000.  This acquisition is not considered material to our results of operations, either individually, or in the aggregate, and therefore, no pro forma information is presented.

The operating results of the acquired businesses are included in our consolidated statements of operations from the effective date of the acquisition.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The allocated value of the customer lists, non-compete agreements and contracts from acquired businesses are recorded as intangible assets on the consolidated balance sheets.

Goodwill of $401,000 recorded for tax purposes is deductible over a 15 year period for tax purposes.

4. Long-term Debt

Long-term debt consists of the following:

	June 26,	December 26,
Dollars in thousands	2010	2009

Notes payable to Siemens
Tranche B	$4,298	$4,387
Tranche C	29,624	30,870
Total notes payable to Siemens	33,922	35,257
Notes payable from business acquisitions and other	5,216	6,865
	39,138	42,122
Less current maturities	5,357	5,983
	$33,781	$36,139

The approximate aggregate maturities of principal on long-term debt obligations, net of discounts are as follows (dollars in thousands):

For the twelve months ended June:

2011	$5,537
2012	4,238
2013	2,740
2014	2,502
2015	24,344

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

Credit Agreement

The credit agreement includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens.  Borrowings under the credit facility are accessed through Tranche B and Tranche C.  Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009.  In October 2009, the parties agreed to reduce the rebate to a rate of $50 per Siemens’ unit purchased by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are from Siemens.  Amounts not forgiven through rebate credits are payable in cash each quarter.  The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first six months of 2010 or fiscal 2009.  In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations in 2009.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.  If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable.  At June 26, 2010 the Company was in compliance with the Siemens loan covenants.

Supply Agreement

The supply agreement extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens.  Approximately $44.0 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $312,500 were recorded in each of the first two quarters of 2010 and 2009.

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

(1) Calculated using trailing twelve month units purchased by the Company
(2) Siemens units purchased from acquired businesses ($65 per unit through September 2009 and $50 per unit thereafter)
(3) Assuming the $50 million of the line of credit is fully utilized

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Six Months Ended		Three Months Ended
Dollars in thousands	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Portion applied against quarterly principal payments	$1,535	$1,660	$771	$825
Portion applied against quarterly interest payments	1,640	2,093	815	1,008
	$3,175	$3,753	$1,586	$1,833

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

Investor Rights Agreement

Pursuant to the investor rights agreement, the Company granted Siemens:

•
Resale registration rights covering the 6.4 million shares of common stock acquired by Siemens on December 23, 2008 under the Siemens Purchase Agreement. The Company completed the registration of these shares for resale in the second quarter of 2009.

•	Certain rights of first refusal in the event the Company chooses to issue equity or if there is a change of control transaction involving a person in the hearing aid industry.

•	The rights to have a representative of Siemens’ attend meetings of the Board of Directors of the Company as a nonvoting observer.

A willful breach of the Company’s resale registration obligations under the investor rights agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.

Notes payable from business acquisitions and other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $4.4 million and $5.9 million at June 26, 2010 and December 26, 2009, respectively.  They have a face value of $4.7 million and $6.2 million at June 26, 2010 and December 26, 2009, respectively, and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $71,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using market rates ranging from 9.5% to 10%. The discounts are being accreted over the term of the notes on an effective interest method.  Discount accretion of approximately $101,000 and $167,000 has been included in interest expense in the six months ended June 26, 2010 and June 27, 2009.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Other notes payable relate mostly to capital leases totaling approximately $789,000 and $954,000 at June 26, 2010 and December 26, 2009, respectively, payable in monthly or quarterly installments varying from $400 to $10,000 over periods varying from one to five years and bearing interest at rates varying from 4.6% to 16.7%.

5. Noncontrolling Interest

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

A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the six months ended June 26, 2010 is as follows:

Amount (thousands)
Balance at December 26, 2009	$2,070
Joint venture earnings	312
Dividends to joint venture partners	-
Balance at June 26, 2010	$2,382

6.    Fair Value

As of June 26, 2010 and December 26, 2009, the fair value of the Company’s long-term debt is estimated at approximately $39.1 million and $43.3 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Assets or liabilities that have recurring fair value measurements are shown below as of June 26, 2010 (in thousands):

Description	Total as of June 26, 2010	Level 1	Level 2

Short-term marketable securities	$1,306	$1,306	$-

Warrant liability included in accounts payable	$83	$-	$83

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These securities are classified as available for sale. There was no unrealized gain or loss as of or for the quarter ended June 26, 2010.

There are no assets or liabilities measured at fair value on a non-recurring basis during the first six months of 2010, except for the assets acquired in the business acquisition described in Note 3.

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

Effective December 28, 2008 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 200,000 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have an exercise price of $0.60 per share and expire on October 1, 2010. As such, effective December 28, 2008 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in December 2003. On December 28, 2008, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $56,000 to beginning accumulated deficit and $52,000 to a warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants decreased from $222,000 as of December 26, 2009 to $83,000 as of June 26, 2010. We recognized a gain of $139,000 for the change in the fair value of these warrants for the six months ended June 26, 2010.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

June 26,
2010
Risk free interest rate	0.1%
Expected life in years	0.3
Expected volatility	54%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to expected term of these warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on ninety days U.S. Treasury note rates.

7.    Stock-based Compensation

Under the terms of the Company’s equity compensation plans, employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted as well as restricted stock and restricted stock units. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $308,000 and $526,000 (of which approximately $53,000 and $73,000 relates to restricted stock units) in the three and six months ended June 26, 2010, respectively, and $208,000 and $398,000 (of which approximately $19,000 and $32,000 relates to restricted stock units) in the three and six months ended June 27, 2009, respectively.

In the first six months of 2010, the Company granted 443,750 options at exercise prices between $1.74 and $1.35 to certain employees.  These options vest ratably over the next four years.  The Company also granted 180,000 options at an exercise price of $1.00 to non-employee directors.  These options vest ratably over the next three years.  In the first six months of 2009, the Company granted 800,000 options at an exercise price of $0.53 to certain employees.  These options vest ratably over the next three years.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Stock-based payment award activity

The following table provides additional information regarding options outstanding and options that were exercisable as of June 26, 2010 (options and intrinsic value in thousands):

			Weighted
			Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 26, 2009	6,267	$1.16		-
Granted	624	1.26		-
Exercised	-	-		-
Forfeited/expired/cancelled	(87)	2.81		-
Outstanding at June 26, 2010	6,804	$1.14	5.92	$1,121
Exercisable at June 26, 2010	4,355	$1.13	4.33	$794

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 26, 2010. There was approximately $2.0 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of June 26, 2010. That cost is expected to be recognized over the remaining average life of 6 years as of June 26, 2010. At June 26, 2010, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $1.1 million, of which $71,000 is non-employee director aggregate intrinsic value.

A summary of the status and changes in our non-vested options related to our equity incentive plans as of and during the six month months ended June 26, 2010 is presented below:

		Weighted Average
		Grant- Date
	Shares (in thousands)	Fair Value
Non-vested at December 26, 2009	2,151	$1.10
Granted	624	1.26
Vested	(296)	0.78
Forfeited unvested	(30)	1.70
Non-vested at June 26, 2010	2,449	$1.17

Restricted stock units

The Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and Amended and Restated 2007 Incentive Compensation Plan in 2008. Restricted stock units are awards that, upon vesting, will result in the delivery to the holder of shares of the Company’s common stock. Some restricted stock units are service-based and vest ratably over a period of time, and some are performance-based and subject to forfeiture if certain performance criteria are not met.

In March 2010, 318,750 performance-based restricted stock units were granted to management.  The Company did not record stock-based compensation for these awards in the first six months of 2010 because it was not probable that the performance measurements would be met.  No restricted stock units were granted in the first six months of 2009.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Using the most probable award, the Company recorded approximately $73,000 and $32,000 in stock-based compensation expense which is included in total stock-based compensation expense of approximately $526,000 and $398,000 in the first six months of 2010 and 2009, respectively.

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 26, 2010 is as follows:

	Service-based	Performance-based
	Restricted Stock Units	Restricted Stock Units (1)
	(1)
Outstanding Balance at December 26, 2009	91,000	190,000
Awarded	-	-
Vested	(45,500)	(62,210)
Forfeited	-	(3,368)
Outstanding at June 26, 2010	45,500	124,422

(1)	Each stock unit represents the fair market value of one share of common stock.

The fair value of the 107,710 shares vested during 2010 was approximately $119,000. The weighted average grant-date fair value per share for the restricted stock units was $1.36 with a weighted average remaining contractual term of 1.7 years at June 26, 2010.

8.    Segments

As the Company’s business has changed, the segments reviewed by the Company’s chief operating decision maker have changed.  The E-Commerce business is no longer considered a separate segment of the Company and has been integrated into the Centers segment.  The 2009 summary has been reclassified to reflect these changes.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The following is the Company’s segment information:

Dollars in thousands
	Centers (1)	Network	Corporate	Total
Hearing aids and other products revenues
Six months ended June 26, 2010	$37,750	$41	$-	$37,791
Six months ended June 27, 2009	$41,560	$-	$-	$41,560

Service revenues
Six months ended June 26, 2010	$2,047	$656	$510	$3,213
Six months ended June 27, 2009	$2,480	$1,167	$182	$3,829

Income (loss) from operations
Six months ended June 26, 2010	$6,204	$(903)	$(7,533)	$(2,232)
Six months ended June 27, 2009	$10,213	$547	$(8,215)	$2,545

Six months ended June 26, 2010
Depreciation and amortization	$868	$9	$257	1,134
Total assets	$66,177	$914	$17,443	$84,534
Capital expenditures	$140	-	$58	$198

Six months ended June 27, 2009
Depreciation and amortization	$416	$-	$722	$1,138
Total assets	$66,314	$916	$26,848	$94,078
Capital expenditures	$416	-	$135	$551

(1)	Amounts in 2009 were reclassified for purposes of reporting the integration of our e-commerce business into the Centers segment.

Hearing aids and other products revenues consisted of the following:

	Six months ended
	June 26,	June 27,
	2010	2009
Hearing aid revenues	96.7%	96.9%
Other products revenues	3.3%	3.1%

Services revenues consisted of the following:

	Six months ended
	June 26,	June 27,
	2010	2009
Hearing aid repairs	48.5%	44.5%
Testing and other income	51.5%	55.5%

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Six months ended
	June 26,	June 27,
Dollars in thousands	2010	2009
Contract service revenue on Canadian support agreement	$(510)	(182)
General and administrative expense	7,786	7,675
Corporate depreciation and amortization	257	722
Corporate loss from operations	$7,533	$8,215

9.   Liquidity

The Company used approximately $3.5 million for operating activities during the six months ended June 26, 2010 primarily as a result of the net loss of $4.4 million and the payment of $1.9 million in Canadian income taxes accrued in the prior year.  The Company also used approximately $2.0 million to repay long-term debt during the same period.

Cash, cash equivalents and short term marketable securities totaled approximately $5.3 million as of June 26, 2010.  Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

The Company believes that current cash and cash equivalents and increases in revenues generated by its new marketing initiatives and the continued growth of the AARP program will be sufficient to support the Company’s operating and investing activities through the next twelve months.  However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that the Company will generate expected cash flows from operations or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient.  In the event of a shortfall in cash, the Company can reduce its marketing expenditures and other costs and might consider short-term debt, or additional equity or debt offerings.  There can be no assurance however; that the Company can reduce its costs sufficiently to offset cash shortfalls and that such financing will be available to the Company on favorable terms or at all.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  These statements include those relating to the Company’s belief that current cash and cash equivalents and increases in revenues generated by the Company’s new marketing initiatives and the continued growth of the AARP program, will be sufficient to support the Company’s operating and investing activities through the next twelve months, the expectation that adoption of ASU 2009-17 will not have a material impact on our financial position and results or require additional disclosure, the Company’s belief that revenues will continue to increase as a result of its new marketing strategy and the launch of the AARP program, and our expectations concerning the further rollout of the AARP Program through the end of 2011. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions.  Any statements that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this report.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in this report and in the Company’s annual report on Form 10-K for fiscal 2009 filed with the Securities and Exchange Commission.

General

HearUSA has over 400 provider agreements with health insurance companies and managed care organizations. The terms of most of these agreements are to be renegotiated annually, and these agreements may be terminated by either party, usually on 90 days or less notice at any time. Some of these insurance and managed care organizations decided to limit or eliminate hearing care benefits beginning in 2010 in response to their declining profitability.  As a result, the Company’s revenues from insurance and managed care contracts decreased in the first six months of 2010 compared to the first six months of 2009.

The Company implemented a number of plans and strategies which helped to replace most of the decreased insurance and managed care contract revenues, including increased marketing to its existing insurance base and private pay customers.  The Company originally planned to incorporate the AARP program in its traditional advertising campaigns without significantly increasing overall advertising expenditures.  Because of the success of its new marketing initiatives, the Company decided to fund the launch of its AARP marketing campaign separately.  This new strategy led to an increase of $1.9 million in revenues and $920,000 in advertising costs in the second quarter of 2010 compared to the first quarter.  The Company spent approximately $1.5 million marketing the AARP program during the six months ended June 26, 2010.

The Company believes that revenues will continue to increase as a result of its new marketing strategy and the launch of the AARP program and will maintain marketing expenditures at current levels as revenues grow.

RESULTS OF OPERATIONS

For the three months ended June 26, 2010 compared to the three months ended June 27, 2009

Revenues

Dollars in thousands

	2010	2009	Change	% Change
Hearing aids and other products	$19,796	$20,653	$(857)	(4.1)%
Services	1,613	2,014	(401)	(19.9)%
Total net revenues	$21,409	$22,667	$(1,258)	(5.5)%

The $1.3 million, or 5.5%, decrease in net revenue in the 2010 second quarter from the second quarter 2009 is principally a result of the loss of revenue related to a number of insurance plans eliminating, changing or limiting their hearing care benefits.    The Company implemented a number of plans and strategies during the first quarter of 2010 which helped to replace most of the lost insurance revenues, including increased marketing to its existing insurance base and private pay customers. The Company also increased the marketing of the AARP program and made it available to AARP members in 45 states through all 177 HearUSA centers and a network of independent AARP providers.  As a result of these efforts, revenues during the second quarter of 2010 increased by approximately 9.3% over those of the first quarter of 2010.

Cost of Products Sold and Services

Dollars in thousands

	2010	2009	Change	%
Hearing aids and other products	$5,290	$5,072	$218	4.3%
Services	412	388	24	6.2%
Total cost of products sold and services	$5,702	$5,460	$242	4.4%
Percent of total net revenues	26.6%	24.1%	2.5%	10.4%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.
The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Dollars in thousands
	2010	2009	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$-	-
Volume rebates used to reduce Tranche C principal	156	156	-	-
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	115	169	(54)	(32.0)%
Rebates offsetting interest on Tranches B and C	815	1,008	(193)	(19.1)%
Total rebate credits	$1,586	$1,833	$(247)	(13.5)%
Percent of total net revenues	7.4%	8.1%	(0.7)%	(8.6)%

The $54,000 reduction in rebates earned on Tranche B was due to a decrease in the rebates per unit from $65 to $50 and a decline in Siemens units purchased. The rebates per unit were decreased in exchange for better overall pricing.  The $193,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness primarily resulting from the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.4% in the second quarter of 2010 compared to 32.2% in the second quarter of 2009.   The increase in cost of sales as a percentage of revenue is primarily the result of the lost insurance business.  This business generated higher margins during the second quarter of 2009.

Expenses

Dollars in thousands

	2010	2009	Change	%
Center operating expenses	$12,209	$10,908	$1,301	11.9%
Percent of total net revenues	57.0%	48.1%	8.9%	18.5%
General and administrative expenses	$3,769	$3,661	$108	3.0%
Percent of total net revenues	17.6%	16.2%	1.4%	8.6%
Depreciation and amortization	$564	$588	$(24)	(4.1)%
Percent of total net revenues	2.6%	2.6%	-	-

The $1.3 million increase in center operating expenses in the second quarter of 2010 as compared with the second quarter of 2009 is primarily attributable to an $829,000 increase in marketing expense and a $243,000 increase in AARP program costs.  The Company spent approximately $957,000 marketing the AARP program during the second quarter of 2010.  AARP advertising and program costs totaled $1.3 million in the second quarter of 2010 compared to $142,000 in the second quarter of 2009.

General and administrative expenses increased by approximately $108,000 in the second quarter of 2010 as compared to the second quarter of 2009.  This increase is primarily the result of approximately $195,000 in severance charges and additional employee stock-based compensation.  This increase was partially offset by a reduction of approximately $107,000 in communication expenses.

Interest Expense

Dollars in thousands

	2010	2009	Change	%
Notes payable from business acquisitions and others (1)	$26	$244	$(218)	(89.3)%
Siemens Tranches B and C – interest forgiven (2)	815	1,008	(193)	(19.1)%
Total interest expense	$841	$1,252	$(411)	(32.8)%

	2010	2009	Change	%
Total cash interest expense (3)	$86	$165	$(79)	(47.9)%
Total non-cash interest expense (4)	755	1,087	(332)	(30.5)%
Total interest expense	$841	$1,252	$(411)	(32.8)%

(1)
Includes $47,000 and $79,000 in the second quarter of 2010 and 2009, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein) as well as a $105,000 reduction of non-cash interest expense in the second quarter of 2010 and a $36,000 increase in non-cash interest expense in 2009 related to recording warrants at their estimated fair value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the supply agreement minimum purchase requirements are met and the corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements and Liquidity and Capital Resources, include herein).

(3)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others.
(4)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to the market rate of interest, interest on Siemens Tranches B and C offset by rebates, net of the reduction of non-cash interest expense in 2010 related to recording warrants at their estimated fair value.

The decrease in interest expense in the second quarter of 2010 is primarily attributable to decreases in the Siemens loan balances following the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009 and a reduction of non-cash interest which resulting from the change in the fair value of warrants.

Income Taxes

The Company has generated net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes. The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.  During the second quarter of 2010, the Company recorded a deferred tax expense of approximately $220,000 compared to approximately $210,000 in the second quarter of 2009 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

Net Income attributable to noncontrolling interest

During the second quarters of 2010 and 2009, the Company’s 50% owned joint venture, HEARx West, LLC generated net income of approximately $462,000 and $231,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the second quarter of 2010 and 2009 was approximately $238,000 and $131,000, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million.  This sale resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

The Company had income from discontinued operations of $336,000 during the second quarter of 2009.

For the six months ended June 26, 2010 compared to the six months ended June 27, 2009

Revenues

Dollars in thousands

	2010	2009	Change	% Change
Hearing aids and other products	$37,791	$41,560	$(3,769)	(9.1)%
Services	3,213	3,829	(616)	(16.1)%
Total net revenues	$41,004	$45,389	$(4,385)	(9.7)%

The $4.4 million, or 9.7%, decrease in net revenue from the first six months of 2009 is principally a result of the loss of revenue related to a number of insurance plans eliminating, changing or limiting their hearing care benefits.  The Company implemented a number of plans and strategies during the first quarter of 2010 which helped to replace most of the lost insurance revenues, including increased marketing to its existing insurance base and private pay customers.  The Company also increased the marketing of the AARP program in HearUSA centers and its nationwide network of hearing providers in 45 states.  As a result of these efforts, revenues during the second quarter of 2010 increased by approximately 9.3% over those of the first quarter of 2010.

Cost of Products Sold and Services

Dollars in thousands

	2010	2009	Change	%
Hearing aids and other products	$9,869	$10,452	$(583)	(5.6)%
Services	836	889	(53)	(6.0)%
Total cost of products sold and services	$10,705	$11,341	$(636)	(5.6)%
Percent of total net revenues	26.1%	25.0%	1.1%	4.4%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.
The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Dollars in thousands
	2010	2009	Change	%
Rebates offsetting base required payments on Tranche C	$1,000	$1,000	$-	-
Volume rebates used to reduce Tranche C principal	313	313	-	-
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	222	347	(125)	(36.0)%
Rebates offsetting interest on Tranches B and C	1,640	2,093	(453)	(21.6)%
Total rebate credits	$3,175	$3,753	$(578)	(15.4)%
Percent of total net revenues	7.7%	8.3%	(0.6)%	(7.2)%

The $125,000 reduction in volume rebates earned was due to a decrease in the rebates per unit from $65 to $50 and a decline in Siemens units purchased. The rebates per unit were decreased in exchange for better overall pricing.  The $453,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness primarily resulting from the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.3% in the first six months of 2010 compared to 33.3% in the first six months of 2009. The increase in cost of sales as a percentage of revenue is primarily the result of the lost insurance business.  This business generated higher margins during the first six months of 2009.

Expenses

Dollars in thousands

	2010	2009	Change	%
Center operating expenses	$23,611	$22,690	$921	4.1%
Percent of total net revenues	57.6%	50.0%	7.6%	15.2%
General and administrative expenses	$7,786	$7,675	$111	1.4%
Percent of total net revenues	19.0%	16.9%	2.1%	12.4%
Depreciation and amortization	$1,134	$1,138	$(4)	-0.4%
Percent of total net revenues	2.8%	2.5%	0.3%	12.0%

The $921,000 increase in center operating expenses in the first six months of 2010 as compared with the first six months of 2009 is primarily attributable to a $522,000 increase in marketing expense and a $461,000 increase in AARP program costs.  AARP advertising and program costs totaled $1.9 million in the first six months of 2010 compared to $232,000 in the first six months of 2009.

General and administrative expenses increased by approximately $111,000 in the first six months of 2010 as compared to the first six months of 2009.  This increase is primarily the result of approximately $195,000 in severance charges and additional employee stock-based compensation.  This increase was partially offset by a reduction of approximately $107,000 in communication expenses.

Interest Expense

Dollars in thousands

	2010	2009	Change	%
Notes payable from business acquisitions and others (1)	$150	$496	$(346)	(69.8)%
Siemens Tranches B and C – interest forgiven (2)	1,640	2,093	(453)	(21.6)%
Total interest expense	$1,790	$2,589	$(799)	(30.9)%

	2010	2009	Change	%
Total cash interest expense (3)	$189	$324	$(135)	(41.7)%
Total non-cash interest expense (4)	1,601	2,265	(664)	(29.3)%
Total interest expense	$1,790	$2,589	$(799)	(30.9)%

(1)
Includes $101,000 and $167,000 in the first six months of 2010 and 2009, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein) as well as a $140,000 reduction of non-cash interest expense in 2010 and a $36,000 increase in non-cash interest expense in 2009 related to recording warrants at their estimated fair value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the supply agreement minimum purchase requirements are met and the corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements and Liquidity and Capital Resources, include herein).

(3)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others.
(4)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to the market rate of interest, interest on Siemens Tranches B and C offset by rebates, net of the reduction of non-cash interest expense in 2010 related to recording warrants at their estimated fair value.

The decrease in interest expense in the first six months of 2010 is attributable to decreases in the Siemens loan balances following the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009 and scheduled debt payments which were forgiven.

Income Taxes

The Company has generated net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes. The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.  During the first six months of 2010, the Company recorded a deferred tax expense of approximately $440,000 compared to approximately $420,000 in the first six months of 2009 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

Net Income attributable to noncontrolling interest

During the first six months of 2010 and 2009, the Company’s 50% owned joint venture, HEARx West, LLC generated net income of approximately $625,000 and $461,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first six months of 2010 and 2009 was approximately $312,000 and $247,000, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million.  This sale resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

The Company had income from discontinued operations of $1.2 million during the first six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company used approximately $3.5 million for operating activities during the six months ended June 26, 2010 primarily as a result of the net loss of $4.4 million and the payment of $1.9 million in Canadian income taxes accrued in the prior year.  The Company also used approximately $2.0 million to repay long-term debt during the same period.

Cash, cash equivalents and short term marketable securities totaled approximately $5.3 million as of June 26, 2010 compared to $11.1 million as of December 26, 2009.  Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

The Company believes that current cash and cash equivalents and increases in revenues generated by its new marketing initiatives and the continued growth of the AARP program will be sufficient to funds its operating activities through the next twelve months. However, there can be no assurance that the Company can maintain compliance with the Siemens loan covenants, that the Company will generate expected cash flows from operations or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient.  In the event of a shortfall in cash, the Company can reduce its marketing expenditures and other costs and might consider short-term debt, or additional equity or debt offerings.  There can be no assurance however; that the Company can reduce its costs sufficiently to offset cash shortfalls and that such financing will be available to the Company on favorable terms or at all.  .

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 26, 2010.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1 and 3)	39,361	5,537	6,978	26,846	-
Subtotal of obligations recorded on balance sheet	39,361	5,537	6,978	26,846	-
Interest to be paid on long-term debt (2 and 3)	12,940	3,390	5,652	3,898	-
Operating leases	16,262	6,086	6,534	3,152	490
Employment agreements	3,312	1,639	1,673	-	-
Purchase obligations (4)	2,878	1,189	1,689	-	-
Total contractual cash obligations	74,753	17,841	22,526	33,896	490

(1)	Approximately $33.9 million can be repaid through rebate credits from Siemens, including $2.4 million in less than 1 year and $4.8 million in years 1-3 and $26.7 million in years 4-5.
(2)
Interest on long-term debt includes the interest on Tranches B and C that can be repaid through rebate credits from Siemens, including $3.1 million in less than 1 year and $5.5 million in years 1-3 and $3.9 million in years 4-5.  Interest repaid through rebate credits was $1.6 million in the six months of 2010. (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt are based on cash payments and not the carrying value of the discounted notes. (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein)

(4)
Purchase obligations includes the contractual commitment for AARP campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $900,000 in less than 1 year.

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

A two-step impairment test is performed on goodwill.  In order to do this, management applied judgment in determining its "reporting units", which represent distinct parts of the Company’s business.  As of June 26, 2010, the reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value.  Calculating the fair value of the reporting units requires significant estimates and long-term assumptions.  The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2009 and 2008, and each of these tests indicated no impairment.  The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow.

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

Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  As of June 26, 2010, none of our reporting units with goodwill were at risk of failing step one of the goodwill impairment test.

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

Sales returns

The Company offers all its customers a full 30-day return period or the return period applicable to state guidelines if longer than 30 days.  For patients who participate in the family hearing counseling program, the return period is extended to 60 days.  Under the AARP program, patients who are members of AARP have a return period of 90 days if the patient is dissatisfied with the product.   The Company calculates its allowance for returns using estimates based upon actual historical returns. The cost of the hearing aid is reimbursed to the Company by the manufacturer.

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

	Fixed Rate	Variable Rate	Total
	9.5%	4.6% to 16.7%
	Due February 2015	Other
	$	$	$
	(000’s)	(000’s)	(000’s)
2010	(1,219)	(1,755)	(2,974)
2011	(2,427)	(2,653)	(5,080)
2011	(2,416)	(704)	(3,120)
2013	(2,360)	(247)	(2,607)
2014	(2,340)	(80)	(2,420)
Thereafter	(23,160)	-	(23,160)

Total	(33,922)	(5,439)	(39,361)

Estimated fair value	(33,922)	(5,216)	(39,138)

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 26, 2010.  The Company’s chief executive officer and chief financial officer concluded that, as of June 26, 2010, the Company’s disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 26, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 10, 2010

/s/Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer
HearUSA, Inc.

/s/Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.