Form 10-Q
period 2010-09-25
HEARUSA INC
filed 2010-11-09
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Smaller reporting Company    ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐   No   ☑

On November 5, 2010, 45,447,433 shares of the Registrant’s Common Stock were outstanding.

INDEX

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Balance Sheets
		September 25, 2010 and December 26, 2009	3

		Consolidated Statements of Operations Nine months ended September 25, 2010 and September 26, 2009	4

		Consolidated Statements of Operations Three months ended September 25, 2010 and September 26, 2009	5

		Consolidated Statements of Cash Flows Nine months ended September 25, 2010 and September 26, 2009	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	37

PART II.		OTHER INFORMATION

	Item 1A.	Risk Factors	38

	Item 6.	Exhibits	39

		Signatures	40

Part I – Financial Information
Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	September 25,	December 26,
	2010	2009
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$4,491	$7,037
Short-term marketable securities	900	4,106
Accounts and notes receivable, less allowance for doubtful accounts of $524 and $616	4,734	5,554
Inventories	1,459	1,844
Prepaid expenses and other	405	464
Total current assets	11,989	19,005
Property and equipment, net	3,344	4,021
Goodwill	51,928	51,495
Intangible assets, net	12,327	12,816
Deposits and other	672	731
Restricted cash and cash equivalents	2,258	3,245
Total Assets	$82,518	$91,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,479	$7,070
Accrued expenses	1,906	2,253
Accrued salaries and other compensation	2,879	3,520
Current maturities of long-term debt	5,078	5,983
Income taxes payable	-	1,974
Dividends payable	35	35
Total current liabilities	20,377	20,835
Long-term debt	32,486	36,139
Deferred income taxes	7,995	7,335
Total long-term liabilities	40,481	43,474
Commitments and contingencies

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	-	-
Series J (233 shares outstanding)	-	-
Total preferred stock	-	-

Common stock: $.10 par; 75,000,000 shares authorized 45,451,160 and 45,381,750 shares issued	4,545	4,538
Additional paid-in capital	138,655	137,863
Accumulated deficit	(121,709)	(114,982)
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity	19,006	24,934
Noncontrolling interest	2,654	2,070
Total Stockholders’ equity	21,660	27,004
Total Liabilities and Stockholders’ Equity	$82,518	$91,313

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Nine Months Ended September 25, 2010 and September 26, 2009
(unaudited)

	September 25,	September 26,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$57,067	$61,172
Services	4,870	6,043
Total net revenues	61,937	67,215

Operating costs and expenses
Hearing aids and other products	15,057	14,998
Services	1,272	1,325
Total cost of products sold and services excluding depreciation and amortization	16,329	16,323

Center operating expenses	35,658	33,510
General and administrative expenses	11,215	11,387
Depreciation and amortization	1,653	1,731
Total operating costs and expenses	64,855	62,951

Income (loss) from operations	(2,918)	4,264
Non-operating income (expenses)
Gain on foreign exchange	18	499
Interest income	13	6
Interest expense	(2,681)	(3,728)
Income (loss) from continuing operations before income tax expense	(5,568)	1,041
Income tax expense	(471)	(630)
Income (loss) from continuing operations	(6,039)	411
Discontinued operations attributable to HearUSA, Inc.
Income from discontinued operations, net of income tax benefit of $261 in 2009	-	1,144
Gain on sale of discontinued operations	-	2,158
Income tax expense on sale of discontinued operations	-	(1,632)

Income from discontinued operations	-	1,670
Net income (loss)	(6,039)	2,081

Net income attributable to noncontrolling interest	(584)	(429)
Net income (loss) attributable to HearUSA, Inc.	(6,623)	1,652
Dividends on preferred stock	(104)	(102)

Net Income (loss) attributable to HearUSA, Inc. common stockholders	$(6,727)	$1,550

Income (loss) from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.15)	$(0.00)

Net income (loss) attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.15)	$0.03

Weighted average number of shares of common stock outstanding – basic	44,904	44,831

Weighted average number of shares of common stock outstanding –diluted	44,904	45,416

Amounts attributable to HearUSA, Inc. common stockholders:
Loss from continuing operations, net of tax	$(6,623)	$(18)
Discontinued operations, net of tax	-	1,670

Net income (loss) attributable to HearUSA, Inc.	$(6,623)	$1,652
See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Three Months Ended September 25, 2010 and September 26, 2009
(unaudited)

	September 25,	September 26,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$19,276	$19,616
Services	1,657	2,212
Total net revenues	20,933	21,828

Operating costs and expenses
Hearing aids and other products	5,188	4,543
Services	436	441
Total cost of products sold and services excluding depreciation and amortization	5,624	4,984

Center operating expenses	12,047	10,811
General and administrative expenses	3,429	3,694
Depreciation and amortization	519	593
Total operating costs and expenses	21,619	20,082

Income (loss) from operations	(686)	1,746
Non-operating income (expenses)
Gain on foreign exchange	3	99
Interest income	6	4
Interest expense	(891)	(1,137)
Income (loss) from continuing operations before income tax expense	(1,568)	712
Income tax expense	(31)	(210)
Income (loss) from continuing operations	(1,599)	502
Discontinued operations attributable to HearUSA, Inc.
Income from discontinued operations	-	(15)
Gain on sale of discontinued operations	-	529
Income tax expense on sale of discontinued operations	-	(87)
Income from discontinued operations	-	427
Net income (loss)	(1,599)	929

Net income attributable to noncontrolling interest	(272)	(182)
Net income (loss) attributable to HearUSA, Inc.	(1,871)	747
Dividends on preferred stock	(34)	(34)

Net Income (loss) attributable to HearUSA, Inc. common stockholders	$(1,905)	$713

Income (loss) from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.04)	$0.01

Net Income (loss) attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.04)	$0.02

Weighted average number of shares of common stock outstanding – basic	44,925	44,838

Weighted average number of shares of common stock outstanding – diluted	44,925	45,810

Amounts attributable to HearUSA, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(1,871)	$320
Discontinued operations, net of tax	-	427

Net income (loss) attributable to HearUSA, Inc.	$(1,871)	$747
See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 25, 2010 and September 26, 2009
(unaudited)

	September 25,	September 26,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(6,039)	$2,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,653	1,865
Stock-based compensation	785	623
Gain on foreign exchange	(18)	(499)
Gain on sale of discontinued operations, net of tax expense	-	(526)
Provision for doubtful accounts	362	354
Deferred income tax expense	471	630
Interest on discounted notes payable	143	252
Non-cash (gain) loss on warrant liability	(174)	171
Principal payments on long-term debt made through rebate credits	(2,293)	(2,485)
Other	3	21
(Increase) decrease in:
Accounts and notes receivable	597	(354)
Inventories	325	(352)
Prepaid expenses and other	136	(130)
Increase (decrease) in:
Accounts payable and accrued expenses	1,303	4,172
Accrued salaries and other compensation	(640)	(538)
Net cash provided by (used in) operating activities	(3,386)	5,285

Cash flows from investing activities
Purchase of property and equipment	(333)	(681)
Purchase of intangible assets	(47)	(208)
Net proceeds from sale of Canada assets	-	22,747
Net proceeds from the sale (purchases) of short-term marketable securities	3,206	(6,402)
Letter of credit – restricted cash	1,000	(3,000)
Business acquisitions	(263)	(1,313)
Net cash provided by investing activities	3,563	11,143

Cash flows from financing activities
Proceeds from issuance of long-term debt	200	-
Principal payments on long-term debt	(2,846)	(3,520)
Principal payments on Siemens debt	-	(8,097)
Proceeds from the exercise of stock options	-	13
Dividends paid on preferred stock	(104)	(102)
Net cash used in financing activities	(2,750)	(11,706)

Effects of exchange rate changes on cash	27	161
Net (decrease) increase in cash and cash equivalents	(2,546)	4,883
Cash and cash equivalents at the beginning of period	7,037	3,553
Cash and cash equivalents at the end of period	$4,491	$8,436

Supplemental disclosure of cash flows information:
Cash paid for interest	$249	$549

Cash paid for income taxes	$1,923	$-

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(2,293)	$(2,485)

Issuance of notes payable in exchange for business acquisitions	$216	$1,217

Issuance of capital lease in exchange for property and equipment	$23	$357

  See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 25, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 26, 2009.

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA Inc. (“HearUSA” or the “Company”), a Delaware corporation, was established in 1986. As of September 25, 2010, the Company has 176 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 2,000 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors.  The centers and the network providers provide audiological products and services for the hearing impaired.   The Company is also the administrator of the American Association of Retired Persons (“AARP”) Hearing Care program, the only hearing aid program endorsed by AARP, designed to help members of AARP who have hearing loss. Under this program, the Company has agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers. Hearing aids sold under the program include a three year limited warranty and a three year supply of batteries included in the price of the hearing aid.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

The Company’s 50%-owned joint venture, HEARx West, LLC, generated net income during the three and nine months ended September 25, 2010, of approximately $544,000 and $1.2 million, respectively, and $417,000 and $878,000 during the three and nine months ended September 26, 2009, respectively. Because the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture.  Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc., are consolidated in these financial statements.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Net income (loss) attributable to controlling interest per common share

Basic earnings per share (“EPS”) is computed by dividing net income or loss attributable to HearUSA, Inc. common stockholders by the weighted average of common shares outstanding for the period. Basic EPS from continuing operations is computed by dividing income (loss) from continuing operations attributable to HearUSA, Inc.’s common stockholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock, restricted stock units and options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Common stock equivalents for outstanding options and warrants to purchase common stock, of approximately 869,000 and 1.3 million, were excluded from the computation of earnings per share – diluted for the three and nine months ended September 25, 2010, respectively, because the loss from continuing operations attributable to HearUSA, Inc. would make them anti-dilutive.

For purposes of computing net income/loss attributable to HearUSA, Inc. per common stockholder – basic and diluted, for both the three and nine months ended September 26, 2009, the weighted average number of shares of common stock outstanding includes the effect of the 493,043 exchangeable shares of HEARx Canada, Inc., as if they were outstanding common stock of the Company.  These exchangeable shares were exchanged for common stock of the Company in December 2009.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company's other comprehensive income (loss) for the three and nine months ended September 26, 2009 represents foreign currency translation adjustments.

Components of comprehensive income (loss) are as follows:

	Nine months Ended		Three Months Ended
Dollars in thousands	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income (loss) for the period	$(6,039)	$2,081	$(1,599)	$929
Other comprehensive income (loss):
Foreign currency translation adjustments	-	89	-	-
Comprehensive income (loss) for the period	$(6,039)	$2,170	$(1,599)	$929
Comprehensive income attributable to noncontrolling interest	(584)	(429)	(272)	(182)
Comprehensive income (loss) attributable to HearUSA, Inc.	$(6,623)	$1,741	$(1,871)	$747

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Revenue is reported at estimated net realizable amounts from patients, third-party payors and others for services rendered and include an estimate of uncollectible amounts.   Third party payors can impose a limit on the time a claim can be billed by the Company and can audit claims they have paid which may result in a repayment.  Estimates of uncollectible amounts are considered in the recognition of revenue in the period the related services are rendered, and such amounts are later adjusted if adjustments become known and estimable.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

2. Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company, to an unrelated company, for cash consideration of approximately $23.1 million, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009. The Company incurred approximately $524,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.  The Company repaid approximately $8.1 million of Siemens debt from the proceeds of this transaction during 2009, as required under the agreement with Siemens.

In connection with the sale, we agreed to provide certain transitional services to the purchaser for eighteen months pursuant to a support agreement. HearUSA agreed to provide training, installation and support services for eighteen months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to nine months for quarterly payments totaling approximately $331,000. Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million to be received over eighteen months under the support agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the asset sale.  The fees earned from these services are accounted for as contract service revenues, as the services are provided.  We believe the majority of these services have already been provided.  Approximately $191,000 and $700,000 was recorded as contract service revenue in the three and nine months ended September 25, 2010, respectively.

As a result of the sale, the operations of the Canadian division have been discontinued and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

The Canadian division’s results of operations for the three and nine months ended September 26, 2009 were as follows:

	For the nine months ended	For the three months ended
	September 26, 2009	September 26, 2009

Revenue	$4,533	$(15)

Cost and expenses	3,650	-

Income (loss) before provision of income taxes	883	(15)

Income tax expense (benefit)	(261)	-

Income from discontinued operations	1,144	(15)

Gain on sale of discontinued operations	526	442
Income from discontinued operations	$1,670	$427

Income from discontinued operations - basic	$0.03	$(0.00)

Income from discontinued operations - diluted	$0.03	$(0.00)

The Company received approximately $529,000 in escrow funds in July 2009 and $299,000 in October of 2009.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

3.    Business Acquisitions

During the first nine months of 2010, the Company acquired the assets of one hearing care center in Michigan in one transaction.  Consideration paid was cash of approximately $263,000 and notes payable with an estimated fair value of approximately $216,000.  In connection with the acquisition, the Company used approximately $200,000 of its acquisition line of credit with Siemens (see Note 4 – Long-term Debt).  The Company has recorded its preliminary purchase price allocation using the fair values of the assets acquired based on management’s best estimates.  Accordingly, the following estimates may change as further information becomes available.  The acquisition resulted in additions to goodwill of approximately $401,000, fixed assets of approximately $7,000 and customer lists and non-compete agreements of approximately $71,000.  This acquisition is not considered material to our results of operations, either individually or in the aggregate, and therefore, no pro forma information is presented.

The operating results of the acquired business are included in our consolidated statements of operations from the effective date of the acquisition.

The allocated value of the customer lists, non-compete agreements and contracts from acquired businesses are recorded as intangible assets on the consolidated balance sheet.

Goodwill of $401,000 recorded for tax purposes is deductible over a 15 year period.

4. Long-term Debt

Long-term debt consists of the following:

	September 25,	December 26,
Dollars in thousands	2010	2009

Notes payable to Siemens
Tranche B	$4,196	$4,387
Tranche C	28,968	30,870
Total notes payable to Siemens	33,164	35,257
Notes payable from business acquisitions and other	4,400	6,865
	37,564	42,122
Less current maturities	5,078	5,983
	$32,486	$36,139

The approximate aggregate maturities of principal on long-term debt obligations are as follows (dollars in thousands):

For the twelve months ended September:

2011	$5,218
2012	3,781
2013	2,665
2014	2,442
2015	23,641

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

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first nine months of 2010 or fiscal 2009.  In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations in 2009.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.  If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable.  At September 25, 2010 the Company was in compliance with the Siemens loan covenants.

Supply Agreement

The supply agreement extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens.  Approximately $45.6 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $468,750 were recorded in each of the first nine months of 2010 and 2009.

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

(1) Calculated using trailing twelve month units purchased by the Company
(2) Siemens units purchased from acquired businesses ($65 per unit through September 2009 and $50 per unit thereafter)
(3) Assuming the $50 million line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Nine Months Ended		Three Months Ended
Dollars in thousands	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Portion applied against quarterly principal payments	$2,293	$2,485	$758	$825
Portion applied against quarterly interest payments	2,447	2,954	807	861
	$4,740	$5,439	$1,565	$1,686

The supply agreement may be terminated by either party upon a material breach of the agreement by the other party.  In addition, HearUSA may terminate the supply agreement in the event Siemens acquires a business which is directly competitive to the business of the Company.  Termination of the supply agreement or a material breach of the supply agreement by the Company may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.  Termination of the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

Investor Rights Agreement

Pursuant to the investor rights agreement, the Company granted Siemens:

•
Resale registration rights covering the 6.4 million shares of common stock acquired by Siemens on December 23, 2008. The Company completed the registration of these shares for resale in the second quarter of 2009.

•	Right of first refusal in the event the Company chooses to issue equity or if there is a proposed Company change of control transaction involving a person in the hearing aid industry.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

•	Rights to have a representative of Siemens attend meetings of the Board of Directors of the Company as a nonvoting observer.

A willful breach of the Company’s resale registration obligations under the investor rights agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.

Notes payable from business acquisitions and other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $3.7 million and $5.9 million at September 25, 2010 and December 26, 2009, respectively.  They have a face value of $3.9 million and $6.2 million at September 25, 2010 and December 26, 2009, respectively, and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $71,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using market rates ranging from 9.5% to 10%. The discounts are being accreted over the term of the notes on an effective interest method.  Discount accretion of approximately $143,000 and $252,000 has been included in interest expense in the nine months ended September 25, 2010 and September 26, 2009.

Other notes payable relate mostly to capital leases totaling approximately $708,000 and $954,000 at September 25, 2010 and December 26, 2009, respectively, payable in monthly or quarterly installments varying from $400 to $10,000 over periods varying from one to five years and bearing interest at rates varying from 4.6% to 16.7%.

5. Noncontrolling Interest

The Company accounts and reports for noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries under FASB ASC 810-10, “Consolidations.” The guidance requires that: (1) a noncontrolling interest, previously referred to as a minority interest, is to be reported as part of equity in the consolidated financial statements; (2) losses are to be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, thereby reducing the losses attributed to the controlling interest; (3) changes in ownership interest are to be treated as equity transactions if control is maintained; (4) changes in ownership interest resulting in a gain or loss are to be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired is to be recorded at fair value, plus its share of goodwill.

A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the nine months ended September 25, 2010 is as follows:

Amount (thousands)
Balance at December 26, 2009	$2,070
Joint venture earnings	584
Dividends to joint venture partners	-
Balance at September 25, 2010	$2,654

6.    Fair Value

As of September 25, 2010 and December 26, 2009, the fair value of the Company’s long-term debt is estimated at $37.6 million and $43.3 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The book values of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. These are Level 1 in the fair value hierarchy.

The inputs used in measuring fair value into the fair value hierarchy are as follows:
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Assets or liabilities that have recurring fair value measurements are shown below as of September 25, 2010 (in thousands):

Description	Total as of September 25, 2010	Level 1	Level 2

Short-term marketable securities	$900	$900	$-

Warrant liability included in accounts payable	$48	$-	$48

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These securities are classified as available for sale. There was no unrealized gain or loss as of or for the quarter ended September 25, 2010.

There are no assets or liabilities measured at fair value on a non-recurring basis during the first nine months of 2010, except for the assets acquired in the business acquisition described in Note 3.

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

Effective December 28, 2008 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 200,000 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have an exercise price of $0.60 per share and expire on October 1, 2010. As such, effective December 28, 2008 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in December 2003. On December 28, 2008, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $56,000 to beginning accumulated deficit and $52,000 to a warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants decreased from $222,000 as of December 26, 2009 to $48,000 as of September 25, 2010. We recognized a gain of $174,000 for the change in the fair value of these warrants for the nine months ended September 25, 2010.  These warrants subsequently expired on October 1, 2010.

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

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

September 25,
2010
Risk free interest rate	0.09%
Expected life in years	0.02
Expected volatility	86%

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

7.    Stock-based Compensation

Under the terms of the Company’s equity compensation plans, employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted as well as restricted stock and restricted stock units. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $259,000 and $785,000 (of which approximately $16,000 and $88,000 relates to restricted stock units) in the three and nine months ended September 25, 2010, respectively, and $226,000 and $623,000 (of which approximately $16,000 and $48,000 relates to restricted stock units) in the three and nine months ended September 26, 2009, respectively.

In the first nine months of 2010, the Company granted 443,750 options at exercise prices between $1.35 and $1.74 to certain employees.  These options vest ratably over the next four years.  The Company also granted a total of 180,000 options at an exercise price of $1.00 to non-employee directors upon their re-election to the board consistent with the non-employee director compensation program.  These options vest ratably over the next three years.  In the first nine months of 2009, the Company granted 900,000 options at an exercise price of $0.53 to certain employees.  These options vest ratably over the next three years.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

Stock-based payment award activity

The following table provides additional information regarding options outstanding and options that were exercisable as of September 25, 2010 (options and intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 26, 2009	6,267	$1.16		-
Granted	624	1.26		-
Exercised	-	-		-
Forfeited/expired/cancelled	(99)	2.66		-
Outstanding at September 25, 2010	6,792	$1.14	5.68	$762
Exercisable at September 25, 2010	4,771	$1.16	4.41	$553

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 25, 2010. There was approximately $1.7 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of September 25, 2010. That cost is expected to be recognized over the remaining average life of 6 years as of September 25, 2010. At September 25, 2010, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $762,000, of which $49,000 is non-employee director aggregate intrinsic value.

A summary of the status and changes in our non-vested options related to our equity incentive plans as of and during the nine month months ended September 25, 2010 is presented below:

		Weighted Average
		Grant- Date
	Shares (in thousands)	Fair Value
Non-vested at December 26, 2009	2,151	$1.10
Granted	624	1.26
Vested	(724)	1.22
Forfeited unvested	(30)	1.70
Non-vested at September 25, 2010	2,021	$1.10

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

In March 2010, 318,750 performance-based restricted stock units were granted to management.  The Company did not record stock-based compensation for these awards in the first nine months of 2010 because it was not probable that the performance measurements would be met.  No restricted stock units were granted in the first nine months of 2009.

Using the most probable award, the Company recorded approximately $88,000 and $48,000 in stock-based compensation expense which is included in total stock-based compensation expense of approximately $785,000 and $623,000 in the first nine months of 2010 and 2009, respectively.

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 25, 2010 is as follows:

	Service-based
	Restricted Stock Units (1)	Performance-based Restricted Stock Units (1)
Outstanding Balance at December 26, 2009	91,000	190,000
Awarded	-	-
Vested	(45,500)	(62,210)
Forfeited	-	(3,368)
Outstanding at September 25, 2010	45,500	124,422

(1)  Each stock unit represents the fair market value of one share of common stock.

The fair value of the 107,710 shares vested during 2010 was approximately $119,000. The weighted average grant-date fair value per share for the restricted stock units was $1.03 with a weighted average remaining contractual term of 1.4 years at September 25, 2010.

8.    Income Taxes

Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The Company has certain temporary differences arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.  During the third quarter of 2010, the Company recorded a deferred tax expense of approximately $220,000 compared to approximately $210,000 in the third quarter of 2009 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. The Company has generated net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes.

In the third quarter of 2010, income tax benefits totaling $189,000 related to the 2009 tax expense were recorded based on the finalization of the US and Canadian income tax returns.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

9.    Segments

As the Company’s business has changed, the segments reviewed by the Company’s management have changed.  The E-Commerce business is no longer considered a separate segment of the Company and has been integrated into the Centers segment.  The 2009 summary has been reclassified to reflect these changes.

The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; and the establishment, maintenance and support of an affiliated network of independent providers. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing and the latest technology in hearing aids and listening devices to improve their quality of life.   Center hearing aids and other products revenues include hearing devices sold by our centers under the AARP program.  The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists.  Hearing aids and other products revenues attributable to the Network relate to units sold under the AARP program through our network. Network service revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintain the affiliated provider network. Since the sale of the Company’s Canadian operations in April 2009, all of the Company’s business units are located in the United States.

The following is the Company’s segment information:

Dollars in thousands
	Centers (1)	Network	Corporate	Total
Hearing aids and other products revenues
Nine months ended September 25, 2010	$56,897	$170	$-	$57,067
Nine months ended September 26, 2009	$61,172	$-	$-	$61,172

Service revenues
Nine months ended September 25, 2010	$2,907	$1,263	$700	$4,870
Nine months ended September 26, 2009	$3,730	$1,841	$472	$6,043

Income (loss) from operations
Nine months ended September 25, 2010	$9,153	$(1,211)	$(10,860)	$(2,918)
Nine months ended September 26, 2009	$14,824	$829	$(11,389)	$4,264

Nine months ended September 25, 2010
Depreciation and amortization	$1,294	$14	$345	1,653
Total assets	$65,975	$913	$15,630	$82,518
Capital expenditures	$284	-	$96	$380

Nine months ended September 26, 2009
Depreciation and
amortization	$1,257	$-	$474	$1,731
Total assets	$66,398	$919	$28,283	$95,600
Capital expenditures	$509	-	$380	$889

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

(1)	Amounts in 2009 were reclassified for purposes of reporting the integration of our e-commerce business into the Centers segment.

Hearing aids and other products revenues consisted of the following:

	Nine months ended
	September 25,	September 26,
	2010	2009
Hearing aid revenues	96.5%	97.1%
Other products revenues	3.5%	2.9%

Services revenues consisted of the following:

	Nine months ended
	September 25,	September 26,
	2010	2009
Hearing aid repairs	48.2%	42.8%
Testing and other income	51.8%	57.2%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Nine months ended
	September 25,	September 26,
Dollars in thousands	2010	2009
Contract service revenue on Canadian support agreement	$(700)	(472)
General and administrative expense	11,215	11,387
Corporate depreciation and amortization	345	474
Corporate loss from operations	$10,860	$11,389

10.   Liquidity

The Company used approximately $3.4 million for operating activities during the nine months ended September 25, 2010 primarily as a result of the net loss of $6.0 million and the payment of $1.9 million in Canadian income taxes accrued in the prior year.  The Company also used approximately $2.8 million to repay long-term debt during the same period and generated $3.2 million from the sale of short term marketable securities.

Cash, cash equivalents and short term marketable securities totaled approximately $5.4 million as of September 25, 2010.  Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

The Company believes that current cash and cash equivalents and expected increases in revenues generated by its new marketing initiatives and the continued growth of the AARP program will be sufficient to support the Company’s operating and investing activities through the next twelve months.  However, there can be no assurance that the Company will generate the expected increased cash flows from operations or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient or that the Company can maintain compliance with the Siemens loan covenants.  In the event of a shortfall in cash, the Company may reduce its marketing expenditures and other costs and might consider short-term debt, or additional equity or debt offerings.  There can be no assurance however, that the Company can reduce its costs sufficiently to offset cash shortfalls or that any debt or equity financing will be available to the Company on favorable terms or at all.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. We do not expect adoption of FASB ASU 2010-20 to have a material impact on our financial position and results of operations, as it is a disclosure standard.

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

In September 2009, the FASB ratified ASU No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue Arrangements with Multiple Deliverables.”  ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement based on their related selling prices.  ASU No. 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not anticipate that the adoption of this guidance will have a material effect on our financial position and results of operations or require additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q and, in particular, this management’s discussion and analysis contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  These statements include those relating to the Company’s belief that future volatility over the expected remaining life of the outstanding common stock purchase warrants will not differ materially from historical volatility, that current cash and cash equivalents and expected increases in revenues generated by the Company’s new marketing initiatives and the continued growth of the AARP program will be sufficient to support the Company’s operating and investing activities through the next twelve months, the expectation that adoption of ASU 2009-17, 2009-13 and 2010-20 will not have a material impact on our financial position and results or require additional disclosure, that marketing expenditures will decline to traditional levels beginning in the fourth quarter of 2010, that insurance revenues will remain stable for the remainder of 2010, that the agreements reached with several managed care plans to provide new or expanded hearing aid benefits to an additional 400,000 members beginning January 1, 2011 will increase revenues in 2011, and  that it will not be necessary to fund separately the Company’s new marketing initiatives and the AARP program going forward.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions.  The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including, but not limited to, that the Company’s marketing initiatives will not be effective in increasing sales under the AARP program, that marketing expenditures for the remainder of 2010 will need to be increased to drive company-owned store revenues or otherwise, that the Company’s underlying assumptions with respect to the new managed care agreements will not materialize, that volatility over the expected remaining life of the outstanding common stock purchase warrants will materially increase, and other risks described in this report and in the Company’s annual report on Form 10-K for fiscal year 2009 filed with the Securities and Exchange Commission.

General

Revenues in the third quarter of 2010 declined slightly when compared to the second quarter of 2010 as a result of an increase in product orders received but not yet delivered to the customers and one less selling day.   Marketing costs for the quarter remained $1.0 million above previous levels because of the Company’s new marketing initiatives and the launch of the AARP program.  The Company believes its marketing initiatives have been successful in creating momentum for its existing business and the AARP program.  These efforts helped increase second quarter 2010 revenues by 9% and third quarter 2010 revenues by 7% versus the first quarter of 2010. In addition, the Company has reached agreement with several managed care plans to provide new or expanded hearing aid benefits to an additional 400,000 members beginning January 1, 2011.

AARP has increasingly included information on the hearing program in the mailings and publications it uses to inform its 40 million members of the various AARP programs and partnerships.  This has led to an over 300% increase in calls received at the AARP call center inquiring about the hearing program in the third quarter of 2010.  The Company believes that it will not be necessary to separately fund its new marketing initiatives and the AARP program going forward.  Marketing expenditures are expected to decline to traditional levels beginning in the fourth quarter of 2010.  The increasing role AARP has begun to play in educating its members on the program will allow the Company to combine its AARP initiatives with its other marketing programs.

RESULTS OF OPERATIONS

For the three months ended September 25, 2010 compared to the three months ended September 26, 2009

Revenues

Dollars in thousands

	2010	2009	Change	% Change
Hearing aids and other products	$19,276	$19,616	$(340)	(1.7)%
Services	1,657	2,212	(555)	(25.1)%
Total net revenues	$20,933	$21,828	$(895)	(4.1)%

The $895,000, or 4.1%, decrease in net revenue in the 2010 third quarter from the third quarter 2009 is principally a result of the loss of revenue related to a number of insurance plans eliminating, changing or limiting their hearing care benefits.   These changes adversely affected both hearing aids and services revenue.

The Company expects revenues from insurance plans to remain stable for the remainder of 2010. While there can be no assurance, it appears that the cancellations and reductions in benefits seen at the end of 2009 is not a trend that is continuing into 2010 and beyond. The Company has in fact reached agreement with several managed care plans to provide new or expanded hearing aid benefits to an additional 400,000 members beginning January 1, 2011 which are expected to increase revenues in 2011.

Cost of Products Sold and Services

Dollars in thousands

	2010	2009	Change	%
Hearing aids and other products	$5,188	$4,543	$645	14.2%
Services	436	441	(5)	(1.1)%
Total cost of products sold and services	$5,624	$4,984	$640	12.8%
Percent of total net revenues	26.9%	22.8%	4.1%	18.0%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.  The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Dollars in thousands
	2010	2009	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$-	-
Volume rebates used to reduce Tranche C principal	156	152	4	2.6%
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	102	173	(71)	(41.0)%
Rebates offsetting interest on Tranches B and C	807	861	(54)	(6.3)%
Total rebate credits	$1,565	$1,686	$(121)	(7.2)%
Percent of total net revenues	7.5%	7.7%	(0.2)%	(2.6)%

The $71,000 reduction in rebates earned on Tranche B was due to the negotiated decrease in the per unit rebates from $65 to $50 and a decline in Siemens units purchased. The rebates per unit were decreased in exchange for better overall pricing.  The $54,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness primarily resulting from the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.4% in the third quarter of 2010 compared to 30.6% in the third quarter of 2009.   The increase in cost of sales as a percentage of revenue is primarily the result of the lost insurance business and product mix.  This lost insurance business traditionally generated higher margins.

Expenses

Dollars in thousands

	2010	2009	Change	%
Center operating expenses	$12,047	$10,811	$1,236	11.4%
Percent of total net revenues	57.6%	49.5%	8.1%	16.4%
General and administrative expenses	$3,429	$3,694	$(265)	(7.2)%
Percent of total net revenues	16.4%	16.9%	(0.5)%	(3.0)%
Depreciation and amortization	$519	$593	$(74)	(12.5)%
Percent of total net revenues	2.5%	2.7%	(0.2)%	(7.4)%

The $1.2 million increase in center operating expenses in the third quarter of 2010 as compared with the third quarter of 2009 is primarily attributable to a $252,000 increase in compensation due to the 5% salary reduction implemented in 2009 but reinstated in 2010 and changes in the commission payment methodology that were mostly offset by lower base pay, a $587,000 increase in marketing expense and a $197,000 increase in AARP program costs.  The Company spent approximately $1.1 million marketing the AARP program during the third quarter of 2010.  AARP advertising and program costs totaled $1.4 million in the third quarter of 2010 compared to $189,000 in the third quarter of 2009.

AARP has increasingly included information on the hearing program in the mailings and publications it uses to inform its 40 million members of the various AARP programs and partnerships.  This has led to an over 300% increase in calls received at the AARP call center inquiring about the hearing program in the third quarter of 2010.  The Company believes that it will not be necessary to separately fund its new marketing initiatives and the AARP program going forward.   Marketing expenditures are expected to decline to traditional levels beginning in the fourth quarter of 2010. The increasing role AARP has begun to play in educating its members on the program will allow the Company to combine its AARP initiatives with its other marketing programs.

General and administrative expenses decreased by approximately $265,000 in the third quarter of 2010 as compared to the third quarter of 2009.  This decrease is primarily the result of reductions in staffing, maintenance and communication expenses.

Interest Expense

Dollars in thousands

	2010	2009	Change	%
Notes payable from business acquisitions and others (1)	$84	$276	$(192)	(69.6)%
Siemens Tranches B and C – interest forgiven (2)	807	861	(54)	(6.3)%
Total interest expense	$891	$1,137	$(246)	(21.6)%

	2010	2009	Change	%
Total cash interest expense (3)	$77	$86	$(9)	(10.5)%
Total non-cash interest expense (4)	814	1,051	(237)	(22.5)%
Total interest expense	$891	$1,137	$(246)	(21.6)%

(1)
Includes $42,000 and $74,000 in the third quarter of 2010 and 2009, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein) as well as a $34,000 reduction of non-cash interest expense in the third quarter of 2010 and a $74,000 increase in non-cash interest expense in 2009 related to recording warrants at their estimated fair value.

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

The decrease in interest expense in the third quarter of 2010 is primarily attributable to decreases in notes payable outstanding and a reduction of non-cash interest which resulted from the change in the fair value of warrants.

Income Taxes

The Company has generated net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes. The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.  During the third quarter of 2010, the Company recorded a deferred tax expense of approximately $220,000 compared to approximately $210,000 in the third quarter of 2009 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

In the third quarter of 2010, income tax benefits totaling $189,000 related to the 2009 tax expense were recorded based on the finalization of the US and Canadian tax returns.

Net Income attributable to noncontrolling interest

During the third quarters of 2010 and 2009, the Company’s 50% owned joint venture, HEARx West, LLC, generated net income of approximately $544,000 and $417,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the third quarter of 2010 and 2009 was approximately $272,000 and $182,000, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million.  This sale resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

The Company had income from discontinued operations of $427,000 during the third quarter of 2009.

For the nine months ended September 25, 2010 compared to the nine months ended September 26, 2009

Revenues

Dollars in thousands

	2010	2009	Change	% Change
Hearing aids and other products	$57,067	$61,172	$(4,105)	(6.7)%
Services	4,870	6,043	(1,173)	(19.4)%
Total net revenues	$61,937	$67,215	$(5,278)	(7.9)%

The $5.3 million, or 7.9%, decrease in net revenue from the first nine months of 2009 is principally a result of the loss of revenue related to a number of insurance plans eliminating, changing or limiting their hearing care benefits.  These changes adversely affected both hearing aids and services revenue.

Cost of Products Sold and Services

Dollars in thousands

	2010	2009	Change	%
Hearing aids and other products	$15,057	$14,998	$59	0.4%
Services	1,272	1,325	(53)	(4.0)%
Total cost of products sold and services	$16,329	$16,323	$6	0.0%
Percent of total net revenues	26.4%	24.3%	2.1%	8.6%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.
The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Dollars in thousands
	2010	2009	Change	%
Rebates offsetting base required payments on Tranche C	$1,500	$1,500	$-	-
Volume rebates used to reduce Tranche C principal	469	472	(3)	(0.6)%
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	324	513	(189)	(36.8)%
Rebates offsetting interest on Tranches B and C	2,447	2,954	(507)	(17.2)%
Total rebate credits	$4,740	$5,439	$(699)	(12.9)%
Percent of total net revenues	7.7%	8.1%	(0.4)%	(4.9)%

The $189,000 reduction in volume rebates earned was due to the negotiated decrease in the per unit rebates from $65 to $50 and a decline in Siemens units purchased. The $507,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness primarily resulting from the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.1% in the first nine months of 2010 compared to 32.4% in the first nine months of 2009. The increase in cost of sales as a percentage of revenue is primarily the result of the lost insurance business and product mix.  The lost insurance business has traditionally generated higher margins.

Expenses

Dollars in thousands

	2010	2009	Change	%
Center operating expenses	$35,658	$33,510	$2,148	6.4%
Percent of total net revenues	57.6%	49.9%	7.7%	15.4%
General and administrative expenses	$11,215	$11,387	$(172)	(1.5)%
Percent of total net revenues	18.1%	16.9%	1.2%	7.1%
Depreciation and amortization	$1,653	$1,731	$(78)	(4.5)%
Percent of total net revenues	2.7%	2.6%	0.1%	3.8%

The $2.1 million increase in center operating expenses in the first nine months of 2010 as compared with the first nine months of 2009 is primarily attributable to a $1.1 million increase in marketing expense and a $669,000 increase in AARP program costs.  AARP advertising and program costs totaled $3.3 million in the first nine months of 2010 compared to $424,000 in the first nine months of 2009.

General and administrative expenses decreased by approximately $172,000 in the first nine months of 2010 as compared to the first nine months of 2009.  This decrease is primarily the result of reductions in communication, maintenance and shareholder relation expenses of approximately $510,000. This decrease was partially offset by approximately $338,000 in severance charges, additional employee stock-based compensation and professional fees.

Interest Expense

Dollars in thousands

	2010	2009	Change	%
Notes payable from business acquisitions and others (1)	$234	$774	$(540)	(69.8)%
Siemens Tranches B and C – interest forgiven (2)	2,447	2,954	(507)	(17.2)%
Total interest expense	$2,681	$3,728	$(1,047)	(28.1)%

	2010	2009	Change	%
Total cash interest expense (3)	$266	$412	$(146)	(35.4)%
Total non-cash interest expense (4)	2,415	3,316	(901)	(27.2)%
Total interest expense	$2,681	$3,728	$(1,047)	(28.1)%

(1)
Includes $143,000 and $252,000 in the first nine months of 2010 and 2009, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 4 – Long-term Debt, Notes to Consolidated Financial Statements included herein) as well as a  $174,000 reduction of non-cash interest expense in 2010 and a $171,000 increase in non-cash interest expense in 2009 related to recording warrants at their estimated fair value.

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

The decrease in interest expense in the first nine months of 2010 is attributable to decreases in the Siemens loan balances following the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009 and scheduled debt payments.

Income Taxes

The Company has generated net operating loss carryforwards of approximately $47.4 million for U.S. income tax purposes. The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.  During the first nine months of 2010, the Company recorded a deferred tax expense of approximately $661,000 compared to approximately $630,000 in the first nine months of 2009 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

In the third quarter of 2010, income tax benefits totaling $189,000 related to the 2009 tax expense were recorded based on the finalization of the US and Canadian tax returns.

Net Income attributable to noncontrolling interest

During the first nine months of 2010 and 2009, the Company’s 50% owned joint venture, HEARx West, LLC, generated net income of approximately $1.2 million and $878,000, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for each of the first nine months of 2010 and 2009 was approximately $584,000 and $429,000, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately $23.1 million.  This sale resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

The Company had income from discontinued operations of $1.7 million during the first nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

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

Credit Agreement

The credit agreement includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. As of September 25, 2010, there was approximately $33.1 million outstanding under the credit agreement.  Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens.  Borrowings under the credit facility are accessed through Tranche B and Tranche C.  Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009.  In October 2009, the parties agreed to reduce the rebate to a rate of $50 per Siemens’ unit purchased by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are from Siemens.  Amounts not forgiven through rebate credits are payable in cash each quarter.  The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens.

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first nine months of 2010 or fiscal 2009.  In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations in 2009.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.  If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable.  At September 25, 2010 the Company was in compliance with the Siemens loan covenants.

Supply Agreement

The supply agreement requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens.  If the minimum purchase requirement is met, the Company earns rebates used to liquidate principal and interest under the credit agreement.  Approximately $45.6 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $468,750 were recorded in each of the first nine months of 2010 and 2009.

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

(1) Calculated using trailing twelve month units purchased by the Company
(2) Siemens units purchased from acquired businesses ($65 per unit through September 2009 and $50 per unit thereafter)
(3) Assuming the $50 million line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Nine months Ended		Three Months Ended
Dollars in thousands	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Portion applied against quarterly principal payments	$2,293	$2,485	$758	$825
Portion applied against quarterly interest payments	2,447	2,954	807	861
	$4,740	$5,439	$1,565	$1,686

The supply agreement may be terminated by either party upon a material breach of the agreement by the other party.  In addition, HearUSA may terminate the supply agreement in the event Siemens acquires a business which is directly competitive to the business of the Company.  Termination of the supply agreement or a material breach of the supply agreement by the Company may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.  Termination of the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.

Investor Rights Agreement

Pursuant to the investor rights agreement, the Company granted Siemens:

•
Resale registration rights covering the 6.4 million shares of common stock acquired by Siemens on December 23, 2008 under the Siemens Purchase Agreement. The Company completed the registration of these shares for resale in the second quarter of 2009.

•	Rights of first refusal in the event the Company chooses to issue equity or if there is a proposed Company change of control transaction involving a person in the hearing aid industry.

•	Rights to have a representative of Siemens’ attend meetings of the Board of Directors of the Company as a nonvoting observer.

A willful breach of the Company’s resale registration obligations under the investor rights agreement may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.

Cash Flows

The Company used approximately $3.4 million for operating activities during the nine months ended September 25, 2010 primarily as a result of the net loss of $6.0 million and the payment of $1.9 million in Canadian income taxes accrued in the prior year.  The Company also used approximately $2.8 million to repay long-term debt during the same period and generated $3.2 million from the sale of short term marketable securities.

Cash, cash equivalents and short term marketable securities totaled approximately $5.4 million as of September 25, 2010.  Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

The Company believes that current cash and cash equivalents and expected increases in revenues generated by its new marketing initiatives and the continued growth of the AARP program will be sufficient to funds its operating activities through the next twelve months. However, there can be no assurance that the Company will generate the expected increased cash flows from operations or that unexpected cash needs will not arise for which the cash, cash equivalents and cash flow from operations will be sufficient or that the Company can maintain compliance with the Siemens loan covenants.  In the event of a shortfall in cash, the Company may reduce its marketing expenditures and other costs and might consider short-term debt, or additional equity or debt offerings.  There can be no assurance however, that the Company can reduce its costs sufficiently to offset cash shortfalls or that any debt or equity financing will be available to the Company on favorable terms or at all.

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 25, 2010.

	Payments due by period (000’s)
			Less					More
			than 1		1 – 3		4 – 5	Than 5
Contractual obligations	Total		year	years		Years		years
	$		$	$		$		$
Long-term debt (1 and 3)		37,747	5,218		6,446		26,083	-
Subtotal of obligations recorded on balance sheet		37,747	5,218		6,446		26,083	-
Interest to be paid on long-term debt (2 and 3)		12,015	3,282		5,485		3,248	-
Operating leases		16,811	5,841		6,901		3,613	456
Employment agreements		3,028	1,670		1,358		-	-
Purchase obligations (4)		2,615	1,051		1,564		-	-
Total contractual cash obligations		72,216	17,062		21,754		32,944	456

(1)	Approximately $33.1 million can be repaid through rebate credits from Siemens, including $2.4 million in less than 1 year and $4.8 million in years 1-3 and $25.6 million in years 4-5.

(2)
Interest on long-term debt includes the interest on Tranches B and C that can be repaid through rebate credits from Siemens, including $3.0 million in less than 1 year and $5.4 million in years 1-3 and $2.9 million in years 4-5.  Interest repaid through rebate credits was $2.4 million in the first nine months of 2010. (See Note 4 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

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

A two-step impairment test is performed on goodwill.  In order to do this, management applied judgment in determining its "reporting units", which represent distinct parts of the Company’s business.  As of September 25, 2010, the reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value.  Calculating the fair value of the reporting units requires significant estimates and long-term assumptions.  The Company utilized an independent appraisal firm to test goodwill for impairment as of the first day of the Company’s fourth quarter during 2009 and 2008, and each of these tests indicated no impairment.  The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow.

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

Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  As of September 25, 2010, none of our reporting units with goodwill were at risk of failing step one of the goodwill impairment test.

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

Allowance for doubtful accounts

Certain of the accounts receivable of the Company are from health insurance and managed care organizations and government agencies.  These organizations could take up to nine months before paying a claim made by the Company, impose a limit on the time the claim can be billed and can audit claims after they have been paid.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable.  Changes in estimates are recognized in the periods they become known and estimable.

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts.  Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance.  Any change in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts.  For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $71,000.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. We do not expect adoption of FASB ASU 2010-20 to have a material impact on our financial position and results of operations, as it is a disclosure standard.

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

In September 2009, the FASB ratified ASU No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), “Revenue Arrangements with Multiple Deliverables.”  ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  ASU No. 2009-13 will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not anticipate that the adoption of this guidance will have a material effect on our financial position and results of operations or require additional disclosures.

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the fiscal year 2009 as well as the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations and are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

The AARP program is still in its early stages and there can be no assurance that the program will generate the expected increases to Company revenue over time or at all.

The success of the AARP program is and will remain subject to several risks and variables over the next several quarters some of which cannot be ascertained with certainty at this time.  Among those risks are risks related to:

•	the effectiveness of the Company’s marketing initiatives to generate interest of AARP members in the program;
•	the Company’s ability to capitalize on the increased number of calls to the AARP call center by converting those calls to appointments;
•	whether AARP member appointments will result in identified needs and related sales;
•
the Company’s ability to expand the number of qualified network providers in order to extend the program to AARP members in all 50 states and the U.S. territories in accordance with the terms of the Company’s agreement with AARP and AARP Services, Inc. (“ASI”); and

•	the Company’s ability to fund its performance obligations under the Company’s agreements with AARP and ASI.

Failure of the AARP program to generate expected increases in revenues could have a material adverse effect on the financial condition of the Company.

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

	Fixed Rate	Variable Rate	Total
	9.5%	4.6% to 16.7%
	Due February 2015	Other
	$	$	$
	(000’s)	(000’s)	(000’s)
2010	(605)	(920)	(1,525)
2011	(2,411)	(2,639)	(5,050)
2012	(2,416)	(704)	(3,120)
2013	(2,350)	(247)	(2,597)
2014	(2,334)	(73)	(2,407)
Thereafter	(23,048)	-	(23,048)

Total	(33,164)	(4,583)	(37,747)

Estimated fair value	(33,164)	(4,400)	(37,564)

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 25, 2010.  The Company’s chief executive officer and chief financial officer concluded that, as of September 25, 2010, the Company’s disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 25, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 9, 2010

/s/Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer
HearUSA, Inc.

/s/Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.