Form 10-K
period 2010-12-25
HEARUSA INC
filed 2011-04-11
CIK 821536

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

  (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                  DECEMBER 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

           Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes   ☐   No   ☑

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes   ☐   No   ☑

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such short periods that the registrant was required to submit and post such files)

Yes   ☐      No   ☐

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
  (Do not check if a smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☑

As of June 25, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the NYSE Amex) was approximately $36,151,816.

On April 6, 2011, 45,006,218 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of the registrant’s stockholders (“2011 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

PART I

Item 1.            Business

HearUSA, Inc. (“HearUSA” or the “Company”), was incorporated in Delaware on April 11, 1986, under the name HEARx Ltd., and formed HEARx West LLC, a fifty-percent owned joint venture with Kaiser Permanente, in 1998.  In July 2002, the Company acquired Helix Hearing Care of America Corp. (“Helix”) and changed its name from HEARx Ltd. to HearUSA, Inc.

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly-owned subsidiaries of the Company.  As a result of the sale, the Company no longer has operations in Canada.

At December 25, 2010, HearUSA had 175 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 2,000 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors.  The centers and the network providers provide audiological products and services for the hearing impaired.

Products

HearUSA’s centers provide a complete range of quality hearing aids, with emphasis on the latest digital technology along with assessment and evaluation of hearing.  While the majority of the hearing aids sold by the centers are manufactured by Siemens Hearing Instruments, Inc. (“Siemens”) and its subsidiary, Rexton, the centers may order and sell a hearing aid from almost any manufacturer, including Phonak, Oticon, Starkey, Sonic Innovations and Unitron.  The Company has a supply agreement with Siemens for HearUSA centers.  The Company has agreed to meet 90% of the centers’ hearing aid requirements with Siemens products.  HearUSA’s centers also offer a large selection of assistive listening devices and other products related to hearing care.

The hearing care network providers also provide hearing aids, assistive listening devices and other products related to hearing care as well as audiology services.

AARP Hearing Program

HearUSA is the administrator of the AARP Hearing Care Program, designed to help millions of Americans aged 50+ who have hearing loss.  This program is the only hearing care program endorsed by the American Association of Retired Persons (“AARP”).  Under this program, the Company has agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers. Hearing aids sold under the program include a three year limited warranty and a three year supply of batteries included in the price of the hearing aid.

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

HearUSA enters into provider agreements with benefit sponsors for the provision of hearing care using three different arrangements: (a) a discount arrangement on products and services which is payable by the member; (b) a fee for service arrangement which is partially or fully subsidized by the sponsor and the member pays the balance, if any; or (c) a per capita basis, which is a fixed payment per member per month from the benefit sponsor to HearUSA, determined by the amount of coverage offered to the patient and the number of patients, and the balance, if any, paid by the individual member.  When the agreement involves network providers, HearUSA pays the network provider an encounter fee, net of administration fees.

All contracts are for one calendar year and are usually cancelable with ninety days or less notice by either party.  The early termination of or failure to renew the provider agreements could adversely affect the operation of the centers located in the related market area.

The Company and its joint venture subsidiary, HEARx West, currently receive a per-member-per-month fee for more than 2 million managed care members.  In total, HearUSA services over 400 benefit programs for hearing care with various health maintenance organizations, preferred provider organizations, insurers, benefit administrators and healthcare plans.

Sales Development

The Company provides sales development programs to assist its professionals in developing the necessary skills to perform successfully.  By providing training on methods, techniques, trouble shooting, dispensing and counseling skills, the Company believes these programs help provide better service to patients and improve key performance indicators such as conversion, binaural fitting rates and reduced return rates.

Marketing

HearUSA’s marketing plan includes:

•
Print Media and Special Events: HearUSA utilizes a variety of print media, some for branding and others for lead generation. Brand ads promote the importance of hearing care while promoting the qualitative differences and advantages offered by HearUSA.   Other print vehicles may be used for lead generation, and utilize specific images and headlines that evoke an immediate response for  hearing aids at a variety of technology levels and prices that are competitive in the applicable marketplace. In addition, the Company has implemented a variety of special events in order to increase the number of hearing tests.

•
Direct Marketing: Utilizing HearUSA’s database, HearUSA conducts consistent, scheduled, customized direct mailings to all patients and prospects based on their status and purchasing patterns. Direct mail achieves top of mind awareness, ensures retention and promotes repeat business.

•
Physician Awareness:  HearUSA educates the medical and consumer communities on the need for regular hearing testing as part of an overall health assessment and the importance of hearing aids and other assistive listening devices.  HearUSA works to further its image as a provider of highly professional services, quality products for the hearing impaired, and comprehensive post-sale consumer education.

•
Telemarketing:  HearUSA has a domestic national call center, which supports all HearUSA centers.  The national call center is responsible for both inbound calls from consumers and outbound lead generation.  The Company uses a dialer system which has improved call center productivity and increased the number of qualified appointments in its centers.

Facilities and Services

Each HearUSA center is staffed by a licensed and credentialed audiologist or hearing instrument specialist and at least one office manager or patient care coordinator.  Experienced audiologists supervise the clinical operations. The majority of the Company’s centers are conveniently located in shopping or medical centers, and the centers are typically 1,000 to 3,900 square feet in size.  The Company’s goal is to have all centers similar in design and exterior marking and signage because a uniform appearance reinforces the message of consistent service and quality of care.

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

Revenues

For the fiscal years 2010 and 2009, HearUSA net revenues were approximately $83.5 million and $88.9 million, respectively. During these years, the Company did not have revenues from a single customer which totaled 10% or more of total net revenues.

Segments

The Company operates two business segments: the company-owned centers and the network of independent providers.  Financial information regarding these business segments is provided in Note 17 - Segments, Notes to Consolidated Financial Statements included herein.

Centers

At the end of 2010, the Company owned 175 centers in Florida, New York, New Jersey, Massachusetts, Ohio, Michigan, Missouri, North Carolina, Pennsylvania, South Carolina and California (through HEARx West).   These centers offer patients a complete range of hearing care services and products, including diagnostic audiologic testing, the latest technology in hearing aids and assistive listening devices to improve their quality of life.

The centers owned through HEARx West are located in California.  HearUSA is responsible for the daily operation of the centers.  All clinical and quality issues are the responsibility of a joint committee comprised of HearUSA and Kaiser Permanente clinicians. HEARx West centers concentrate on providing hearing aids and audiology testing to Kaiser Permanente’s members and self-pay patients in the state of California.  At the end of 2010, there were 25 full-time and 13 part-time HEARx West centers.

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

Network

The Company sponsors a network of credentialed audiology providers that supports hearing benefit programs with employer groups, health insurers and benefit sponsors in 48 states.

Each of the approximate 2,000 network providers operates independently from the Company.  To ensure compliance with its hearing benefit programs, the Company performs annual credential verification for each of the network providers.  The Company also performs random patient surveys on the quality of network providers’ services.

Unlike the company-owned centers, the network is comprised of hearing care practices owned by independent practitioners.  Through the network, the Company can pursue national hearing care contracts and offer managed hearing benefits in areas outside of the company-owned center markets.  Revenues from the network are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefits. In addition, the network provides Provider Advantage purchasing programs, whereby affiliated providers purchase products through HearUSA volume discounts and the Company receives royalties or rebates.

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

The Company’s corporate system is fully integrated with CMS to provide additional benefits and functionality that can be better supported centrally. Data redundancy is built into the system architecture as data are stored in a collocation environment utilizing a datacenter in Miami.   The consolidated data repository is constructed to support future expected revenues and business units.

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

It is difficult to determine the precise number of the Company’s competitors in every market where it has operations, or the percentage of market share enjoyed by the Company. Some competitors are large distributors, including the Italian company Amplifon, which owns a network of franchised centers (Miracle Ear and Amplifon Hearing Aid Centers) and company-owned centers (Sonus) in the United States and Canada, and Beltone Electronics Corp., a hearing aid manufacturer owned by GN Store Nord that distributes its products primarily through a national network of “authorized” distributors in the United States and Canada.  Large discount retailers, such as Costco, also sell hearing aids and present a competitive threat in selected HearUSA markets.  All of these companies have greater resources than HearUSA, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by HearUSA.

The Company’s network business also will face competition by companies offering similar network services.  These companies attempt to aggregate demand for hearing products and sell marketing and other services to network participants.  In addition, some of these networks are able to offer discounts to managed care payors, insurers and membership organizations.  Many independent hearing care providers belong to more than one network.  In addition, contract terms for membership are typically short and may be terminated by either party at will.  There can be no assurance, however, that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like, which would then compete more directly with HearUSA’s network and its company-owned centers.

Reliance on Manufacturers

The Company’s supply agreement with Siemens requires that at least 90% of the Company’s hearing aid purchases will be of Siemens devices.  There can be no guarantee that Siemens’ technology or product line will remain competitive in the marketplace.  In addition, if Siemens’ manufacturing capacity cannot satisfy the demand of HearUSA and other customers, HearUSA’s business may be adversely affected. In the event of a disruption of supply from Siemens or another of the Company’s current suppliers, the Company believes it could obtain comparable products from other manufacturers.  Few manufacturers offer dramatic product differentiation.  HearUSA has not experienced any significant disruptions in supply in the past.

Regulation

Federal

While audiologists and other professionals are not regulated at the federal level the United States Food and Drug Administration (“FDA”) is responsible for monitoring the hearing care products industry.  The FDA enforces regulations that deal specifically with the manufacture and sale of hearing aids.  FDA requires that all dispensers meet certain conditions relating to suitability of the patient for hearing aids and the advisability of medical evaluation prior to being fitted with a hearing aid.  Before selling a hearing aid the FDA requires that hearing aid purchasers receive medical clearance from a physician within six (6) months prior to purchase; however, patients may sign a waiver in lieu of a physician’s examination.  FDA regulations require hearing aid dispensers to provide customers with certain warnings and statements regarding the use of hearing aids.  Also, the FDA requires hearing aid dispensers to review instructional manuals for hearing aids with patients before the hearing aid is purchased.

A portion of the Company’s revenues comes from participation in Medicare and Medicaid.  Medicare is a federally funded health insurance program for the elderly and disabled.  The Medicare fee-for-service program does not generally provide reimbursement to for hearing aids.  However, many Medicare managed care plans, known as Medicare Advantage plans, provide reimbursement for hearing aids. Health care reform legislation which became effective in 2010 changes the way in which payments are made to Medicare Advantage plans.  There can be no assurance that the Medicare Advantage plans with which the Company contracts will continue to participate in Medicare Advantage or will continue to cover hearing aids for their members.

Subject to certain statutory and regulatory exceptions, the federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce or reward the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs. Violation of the federal anti-kickback statute could subject the Company to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. The Company’s management carefully considers the importance of the anti-kickback law when structuring its operations, and believes that it is in compliance with these laws.  However, there can be no guarantee that enforcement authorities would concur with management’s analysis.

A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, and included Title XIII, the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The HITECH Act modified certain provisions of HIPAA, and included additional requirements, including, but not limited to, a new federal breach notification obligation applicable to HIPAA covered entities and their business associates. HHS, as required by the HITECH Act, has issued a regulation setting forth the breach notification obligations applicable to covered entities and their business associates (the “HHS Breach Notification Rule”). The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, the Company believes that it is in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, the Company is in the process of implementing these new requirements or has done so already, and believes that it will be in compliance with these requirements on or before the applicable compliance date.

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

State

Regulation of the hearing care industry exists in every state and is primarily concerned with the formal licensure of audiologists and those who dispense hearing aids, including procedures involving the fitting and dispensing of hearing aids.    These state regulations are subject to change and we cannot predict if these changes will have a material adverse effect upon the Company.  New regulations might include more stringent licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids.

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

Most states require a return policy for consumers allowing for the return of products, generally within 30 days.  HearUSA offers all its customers a full 30 day, or longer, return period or the return period under applicable state guidelines.  For patients that participate in the family hearing counseling program, the return period is extended to 60 days, and for patients who are members of AARP, the return period is extended to 90 days.

The Company employs licensed audiologists and hearing aid dispensers.  Under the regulatory framework of certain states, business corporations are not able to employ audiologists or offer hearing services.   We believe we have structured our operations in compliance with these laws.  However, no assurance can be given that the Company’s interpretation of applicable laws will be found to be in compliance with laws and regulations governing the corporate practice of audiology or, if its activities are not in compliance, that the legal structure of the Company’s operations in such a state can be modified to permit compliance.

In addition, many states have laws that prohibit remuneration for referrals of Medicaid and/or private pay patients, similar to federal anti-kickback statutes discussed above.  Many, but not all of these laws follow the general framework of the federal anti-kickback statutes.

In addition to being subject to HIPPA requirements, many states have laws that impose sanctions on businesses when there has been a breach of security of sensitive customer information.

Regulatory schemes in some states require the licensing or registration of the Company’s provider networks, for example as a preferred provider organization, preferred provider program administrator, or independent practice association.  The Company has obtained and maintains licenses and registrations for those states which it believes require such licensure or registration; however, such laws often change and such changes may subject the Company to additional requirements.   In addition, many states have licensing requirements for third party administrators (“TPA”) or other similar entities that process or adjudicate claims on behalf of members of managed care plans.  It is the position of the Company that the ministerial services it performs on behalf of the managed care plans is limited to pass-through reprising for designated services and does not involve the type of discretionary authority consistent with a claims adjudication activity for which a TPA license or registration would be required.  No assurance can be given that any given state will not challenge the Company’s interpretation of the state’s laws and regulations.  Finally, many states have established parameters for licensing or registration of risk bearing provider networks.  Although the Company has determined that such licensure or registration is not required for its activities, it cannot provide assurance that such states will not challenge that conclusion or change the applicable law such that it pertains to us.

Medicaid is a joint state-federal health insurance program for low-income individuals and individuals with disabilities.  Medicaid coverage varies from state to state.  Most state Medicaid programs are currently facing significant budget pressures as a result of the economic downturn and resulting loss of revenue and increase of eligible individuals.  Because of this many states are cutting benefits that are offered to Medicaid beneficiaries.  We cannot offer any assurances that states that currently cover hearing aids will continue to do so in the future.

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

Employees

At December 25, 2010, HearUSA had 427 full-time employees and 58 part-time employees.

Where to Find More Information

The Company makes information available free of charge on its website (www.hearusa.com).  Through the website, interested persons can access the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such material is electronically filed with the SEC.  In addition, interested persons can access the Company’s code of ethics and other governance documents on the Company’s website.

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

Risk Related to our Operations

HearUSA has a history of operating losses which raises substantial doubt about our ability to continue as a going concern and HearUSA may never be profitable.

HearUSA has historically incurred net losses since its organization.  Our accumulated deficit at December 25, 2010 was approximately $123 million.  We expect quarterly and annual operating results to fluctuate, depending primarily on the following factors:

•	Timing of product sales;

•	Level of consumer demand for our products;

•	Timing and amounts of payments by health insurance and managed care organizations; and

•	Timing and success of new centers and acquired centers.

There can be no assurance that HearUSA will achieve profitability in the near or long term or ever.  These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent  registered public accounting firm’s report on our audited financial statements for the year ended December 25, 2010.  The assets and liabilities as reflected in the consolidated balance sheet as of December 25, 2010 do not include any adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investment in our Company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm  on our financial statements for the year ended December 25, 2010 includes a paragraph stating that we have suffered recurring operating losses, have negative cash from operations and negative working capital; which raises substantial doubt about our ability to continue as a going concern. The assets and liabilities as reflected in the consolidated balance sheet as of December 25, 2010 do not include any adjustments for this uncertainty. Our ability to continue as a going concern is dependent upon our ability to raise additional financing and to generate profitable operations in the future to meet our obligations and repay our liabilities as they come due.  The outcome of these efforts cannot be predicted with any certainty at this time and if these efforts are unsuccessful, we will not be able to meet our obligations and repay our liabilities, which could include the monthly payments due to Siemens under the supply agreement, as they come due. Failure to make payments under the supply agreement would constitute a breach of the supply agreement and could constitute a cross-default under the credit agreement.

We have historically satisfied our capital raising needs primarily by issuing securities.  If we are unable to generate cash from operations and/or raise capital through the issuance of securities we might have to cease operations.

We are currently involved in litigation against Siemens regarding a dispute under the credit agreement which, if decided adversely to us, would have a material adverse effect on the Company.

We are currently seeking adjudication of a dispute with Siemens Hearing Instruments, Inc. regarding a loan prepayment in the amount of $2.3 million which Siemens claims is due.  While this case was pending, on March 17, 2011, Siemens issued a notice of default under the credit agreement in respect of this unpaid disputed amount, accelerated all remaining payments under the credit agreement and demanded immediate payment of $32.7 million. Although we are defending our rights under the  credit agreement and objecting to Siemens’ issuance of the notice and acceleration, we cannot predict the outcome of this matter.  A hearing on our motion for preliminary injunction to enjoin Siemens from engaging in self-help to collect under the credit agreement and from making any efforts to seize assets or take control of our business, as well as from declaring the default and accelerating the loan, is scheduled for May 2, 2011.  If the case is decided adversely to the Company on May 2, 2011, the Company may be unable to meet its obligations and Siemens may proceed to collect under the credit agreement.  This would have a material adverse impact on our business, financial condition and results of operations.  In addition, if upon the resolution of the dispute with Siemens it is determined there is a default under the credit agreement, the Company will remain obligated to perform under the supply agreement, including buying the specified products from Siemens in accordance with the supply agreement.

We may not be able to obtain additional capital on reasonable terms, or at all, to fund our operations or pay our obligations as they become due.

We require additional financing. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations or pay our obligations as they become due, including any obligations arising from the dispute with Siemens concerning the alleged prepayment obligation.  If additional funds are raised through the issuance of convertible debt or equity securities, Siemens has certain rights of first refusal and preemptive rights under its existing agreements with us which may complicate or eliminate our ability to close on reasonable financing with third parties.  In addition, any equity financing will be dilutive to existing stockholders and such securities may have rights and preferences senior to those of our common stockholders.  The terms of any such securities may impose significant restrictions on operations. If adequate funds are not available on acceptable terms, or at all, we may be unable to remain in business.

We are performing a goodwill impairment analysis which may result in a write down of our goodwill and other intangible assets which will negatively affect our financial condition and results of operations during the first quarter of 2011.

Based on Siemens’ March 17, 2011 declaration of default under the credit agreement, our operating results and lack of liquidity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis during the first quarter of 2011.  As of December 25, 2010 we had goodwill of $51.9 million and other intangible assets of $12.1 million, representing 246% and 58%, respectively, of stockholders’ equity.  The first step of our interim goodwill impairment analysis is indicating that there is a probable likelihood that the goodwill recorded in our centers reporting unit was impaired.  We are in the process of completing the first step of the impairment analysis, and will then complete the second step of the assessment. As of the date of the filing of the annual report, we have not yet been able to determine the extent of the impairment or the impairment loss or range of loss related to goodwill, other intangible assets and long-lived assets.  Any material impairment charge would have a negative effect on our financial condition and results of operations during the first quarter of 2011.

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

The hearing care industry is highly fragmented and barriers to entry are low. Approximately 12,000 practitioners provide testing and dispense products and services that compete with those sold and provided by HearUSA. We also compete with small retailers, as well as large networks of franchisees and distributors established by larger companies, such as those manufacturing and selling Miracle Ear and Beltone products. Some of the larger companies have far greater resources than HearUSA and could expand and/or change their operations to capture the market targeted by HearUSA. Large discount retailers, such as Costco Wholesale Corporation, also sell hearing aids and present a competitive threat in our markets. In addition, it is possible that the hearing care market could be effectively consolidated by the establishment of cooperatives, alliances or associations that could compete more successfully for the market targeted by us.

We are dependent on manufacturers.

HearUSA is not a hearing aid manufacturer. We rely on major manufacturers to supply our hearing aids and to supply hearing enhancement devices. Under our strategic and financial relationship with Siemens, we are required to purchase 90% of our requirement of hearing aids from Siemens.   A significant disruption in supply from Siemens could materially adversely affect our business.

Our credit facility with Siemens contains certain restrictive covenants that we must satisfy in order to avoid an event of default.

HearUSA and Siemens are parties to a credit agreement pursuant to which HearUSA has obtained a $50 million secured credit facility from Siemens. As of December 25, 2010, an aggregate of approximately $32 million in loans was outstanding under the credit facility. We are required to comply with the terms of the credit facility, including compliance with certain restrictive covenants. There can be no assurance that we will be able to comply with these covenants in the future. If we are unable to comply with these covenants, we may be found in default by Siemens and all loans could be immediately due and payable under the credit agreement. In addition, we have entered into a supply agreement with Siemens, which imposes certain purchase requirements on us. If we fail to comply with the supply agreement or if the supply agreement is terminated (except for termination by us upon breach by Siemens) the credit agreement may be terminated and all loans could be immediately due and payable.  This would have a material adverse effect on our ability to do business and on our results of operations.

Current credit and financial market conditions could prevent or delay us from obtaining financing which could adversely affect our business, our operating results and financial condition.

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

HearUSA enters into provider agreements with health insurance companies and managed care organizations for the furnishing of hearing care in exchange for fees. The terms of most of these agreements are to be renegotiated annually, and these agreements may be terminated by either party, usually on 90 days or less notice at any time. In 2009, a number of health insurance and managed care organizations re-evaluated benefits coverage for their participants, including hearing care benefits, in response to the difficult economic situation and rising health care costs.  Effective in January 2011, few plans eliminated hearing care benefits, while others continued but changed or limited the benefit.  Still other companies retained hearing care coverage.  There is no certainty that we will be able to maintain all of our agreements on favorable terms or at all.

The AARP Hearing Care Program is still in its early stages and there can be no assurance that the program will generate the expected increases to Company revenue over time or at all.

The success of the AARP program is and will remain subject to several risks and variables over the next several quarters, some of which cannot be ascertained with certainty at this time.  Among those risks are risks related to:

•	the effectiveness of AARP’s and the Company’s marketing initiatives to generate interest of AARP members in the program;
•	the Company’s ability to capitalize on the increased number of calls to the AARP call center by converting those calls to appointments;
•	whether AARP member appointments will result in identified needs and related sales;
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

HearUSA currently employs approximately 178 licensed hearing professionals, of whom approximately 124 are audiologists and 54 are licensed hearing aid specialists. If we are not able to attract and retain qualified providers, we will be less able to compete with networks of hearing aid retailers or with the independent audiologists who also sell hearing aids and our business may be adversely affected. Many audiologists are obtaining doctorate degrees, and the increased educational time required at the doctoral level is further restricting the pool of audiologists available for employment. In addition to our employed hearing professionals, we rely on our network of audiologists and hearing aid specialists.  If we are not able to maintain our network, our business could suffer.

We depend on our joint venture for our California operations and may not be able to attract sufficient patients to our California centers without it.

HEARx West LLC, our joint venture with Kaiser Permanente, operates 38 full-service centers in California. Since their inception, HEARx West centers have derived approximately two-thirds of their revenues from sales to Kaiser Permanente members, including revenues through an agreement between the joint venture and Kaiser Permanente’s California division servicing its hearing benefited membership. If Kaiser Permanente does not perform its obligations under the agreement, or if the agreement is not renewed upon expiration, the loss of Kaiser patients in the HEARx West centers would adversely affect our business. In addition, HEARx West centers would be adversely affected by the loss of the ability to market to Kaiser members and promote the business within Kaiser’s medical centers, including the referral of potential customers by Kaiser.

We rely on the efforts and success of managed care companies that may not be achieved or sustained.

Many managed care organizations, including some of those with whom we have contracts, have experienced and are continuing to experience significant difficulties arising from the widespread growth and reach of available plans and benefits. If the managed care organizations are unable to attract and retain covered members in our geographic markets, we may be unable to sustain the operations of our centers in those geographic areas. In addition, managed care organizations are subject to changes in federal legislation affecting healthcare. Changes in legislation may have an effect on the way these organizations deliver services to their members. If these changes result in contract cancellations with these organizations, there can be no assurance that we can maintain all of our centers. We will close centers where warranted and such closures could have a material adverse effect on us.

We may not be able to maintain accreditation, and as a result our revenues may suffer.

HearUSA has a three-year accreditation from the URAC through 2011.  There can be no assurance that we can maintain our URAC accreditation.  If we are not able to maintain our accredited status after the current accreditation period expires in 2011, our revenues may suffer.

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

In the current economic and political climate, many changes to the delivery of health care services and products are being considered.  In particular, federal healthcare reform law may significantly impact our business.    While some provisions of the health care reform law have been implemented, many are still subject to future rule-making and implementation.  Further, there have been a number of lawsuits filed that challenge all or part of the law.  Further, various Congressional members have indicated a desire to revisit some or all of the health care reform law during 2011.  There have been a number of bills introduced that would repeal or change certain provisions of the law.  It is unclear what effect that the law will have on our business; some changes to reimbursement and to the Medicare system could have a material adverse effect on our business.

In addition, some states have proposed new regulation of health care services and products.  We cannot predict the impact of any such new state regulation on our business or operations.

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

The price of HearUSA common stock could fluctuate significantly, and you may be unable to sell your shares at a profit. There are significant price and volume fluctuations in the market generally that may be unrelated to our operating performance, but which nonetheless may adversely affect the market price for HearUSA common stock. The price of our common stock could change suddenly due to factors such as:

•	the amount of our cash resources and ability to obtain additional funding;

•	economic conditions in markets we are targeting;

•	fluctuations in operating results;

•	changes in government regulation of the healthcare industry;

•	failure to meet estimates or expectations of the market;

•	rate of acceptance of hearing aid products in the geographic markets we are targeting;

•	market perception of the potential for our success with the AARP Program; and

•	events relating to changes in our relationship with our strategic partner, Siemens, including an adverse decision in the Siemens dispute described in Legal Proceedings.

Any of these conditions may cause the price of HearUSA common stock to fall, which may reduce business and financing opportunities available to us and reduce your ability to sell your shares at a profit, or at all.

Exercise of outstanding HearUSA options could cause substantial dilution.

As of December 25, 2010, there were options to purchase approximately 6.8 million shares of common stock outstanding.  To the extent outstanding options are exercised or additional shares of capital stock are issued, stockholders will incur additional dilution.

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

HearUSA may not be able to maintain its listing on the NYSE Amex, and there may be no public market for the HearUSA common stock. In the event that HearUSA common stock is delisted from the NYSE Amex, trading, if any, in the common stock would be conducted in the over-the-counter market. As a result, you would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of your HearUSA common stock.

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

Terms of our agreements with Siemens may discourage a third party from making a takeover offer which could be beneficial to HearUSA and its stockholders.

Pursuant to the terms of the Investor Rights Agreement with Siemens, the Company is obligated to provide Siemens with a right of first refusal in the event the Company proposes a transaction that would constitute a change of control with, or primarily involving, a person in the hearing aid industry.  The existence of this right may discourage a third party in the hearing aid industry from making a takeover offer which could be beneficial to HearUSA and its stockholders. In addition the term of our agreements with Siemens extend to February of 2015.  The existence of these agreements could discourage a third party from making an offer to buy the Company that would be beneficial to the Company and its stockholders.

Item 1B.          Unresolved Staff Comments

None

Item 2.             Properties

HearUSA’s corporate offices, network management office and national call center are located in West Palm Beach, Florida.  The leases on these properties are for ten years and expire in 2016.  As of December 25, 2010, the Company operated 41 centers in Florida, 13 in New Jersey, 28 in New York, 6 in Massachusetts, 8 in Ohio, 24 in Michigan, 7 in Missouri, 3 in Pennsylvania,  6 in North Carolina, 1 in South Carolina and 38 HEARx West centers in California.  All of the locations are leased for one to ten year terms pursuant to generally non-cancelable leases (with renewal options in some cases).  The Company believes these locations are suitable to serve its needs.  The network is operated from the Company’s corporate office in West Palm Beach. The Company has no interest or involvement in the network providers’ properties or leases.

Item 3.             Legal Proceedings

On February 4, 2011, the Company filed a complaint against Siemens Hearing Instruments, Inc. in the Supreme Court of the State of New York.  The Company is seeking a declaratory judgment of the court concerning a claim by Siemens for an additional loan prepayment under the credit agreement of $2.3 million arising from the Company’s sale of its Canadian assets in 2009.  The Company believes it has satisfied the loan prepayment requirement related to the 2009 Canadian sale and that no additional amounts should be due.  On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default.  The notice states that as a result of the Company’s failure to pay the $2.3 million related to the Canadian asset sale, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.7 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets. On March 17, 2011, the Company filed a motion for a temporary restraining order against Siemens to prevent Siemens from declaring the default, accelerating the full amount under the Credit Agreement and from employing self-help measures to enforce its rights under the Credit Agreement.  The trial court denied the motion and HearUSA appealed.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted the motion by HearUSA for the temporary restraining order against Siemens Hearing Instruments, Inc.

As a result, Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction on the condition that HearUSA make all other payments to Siemens under the Credit Agreement.

Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the proceeding.  An unfavorable outcome would have a material adverse effect on our business, financial condition or results of operations.

On March 28, 2011, HearUSA amended its complaint to add an additional claim for a declaratory judgment that, in the event the court determines that HearUSA owes the $2.3 million, it may pay that amount within a reasonable time to avoid the default and acceleration of the $32.7 million.  The court has scheduled a preliminary injunction hearing for May 2, 2011.

On April 4, 2011, Siemens filed a motion to dismiss this action.  The court will hear this motion at the May 2, 2011 hearing.

The Company has from time to time been a party to lawsuits and claims arising in the normal course of business.  In the opinion of management, except as disclosed above, there are no pending claims or litigation, the outcome of which would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.             Reserved

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information as of the date hereof with respect to the Company’s executive officers.

		First Served as Executive
Name and Position	Age	Officer

Stephen J. Hansbrough	64	1993
Chairman and Chief Executive Officer
Director

Gino Chouinard
President and Chief Operating Officer	42	2002

Francisco Puñal
Senior Vice President
and Chief Financial Officer	52	2008

Messrs. Hansbrough, Chouinard and Puñal are serving pursuant to employment agreements with 3-year terms expiring in 2012, which will be renewed for successive one-year terms unless a party provides notice of non-renewal.

Stephen J. Hansbrough, Chairman, Chief Executive Officer and Director, was formerly the Senior Vice President of Dart Drug Corporation and was instrumental in starting its affiliated group of companies (Crown Books and Trak Auto).  Mr. Hansbrough subsequently became Chairman and CEO of Dart Drug Stores.  After leaving Dart, Mr. Hansbrough was an independent consultant specializing in turnaround and start-up operations, primarily in the retail field, until he joined HearUSA in December 1993.

Gino Chouinard, President and Chief Operating Officer from March 2009 to present, was President and Chief Financial Officer of the Company from August 2008 to February 2009.  Prior to that, Mr. Chouinard served as the Company’s Executive Vice President and Chief Financial Officer from July 2002 to July 2008.  Mr. Chouinard joined HearUSA in July 2002 with its acquisition of Helix Hearing Care of America Corp. Mr. Chouinard served as Helix’s Chief Financial Officer from November 1999 until its acquisition by HearUSA.  Mr. Chouinard is a Chartered Accountant who previously worked for Ernst & Young LLP, an international accounting firm, as Manager from 1996 until 1999 and as Senior Accountant from 1994 until 1996.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company is traded on the NYSE Amex under the symbol “EAR”. As of April 6, 2011, the Company had 45,006,218 shares of common stock outstanding. The closing price of the common stock on April 6, 2011 was $0.49. The following table sets forth the high and low sales prices for the common stock as reported by the NYSE Amex for the fiscal quarters indicated:

Fiscal Quarter	Common Stock
	High	Low
2010
Fourth	$1.09	$0.80
Third	$1.05	$0.78
Second	$1.70	$0.85
First	$1.77	$1.29

2009
Fourth	$1.69	$1.20
Third	$1.39	$0.56
Second	$0.95	$0.36
First	$0.75	$0.38

As of April 6, 2011, there were 1,037 holders of record of the common stock.

Dividend Policy

HearUSA has never paid and does not anticipate paying any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the Company’s business operations.  Payment of dividends is restricted under the terms of the Company’s current credit agreement with Siemens.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 25, 2010:

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,652,510		$1.15	2,479,008

Equity compensation plans not approved by security holders	100,000	(1)	$0.35	-

Total equity compensation plans approved and not approved by security holders	6,752,510		$1.14	2,479,008

 (1)  Consists of non-employee director options granted on April 1, 2003 outside of the Non-Employee Director Plan at an exercise price of $0.35, which was equal to the closing price of the Common Stock as reported on the NYSE Amex (formerly the American Stock Exchange) on the grant date.  The options vested after one year and have a ten-year life.

Item 6.             Selected Financial Data

The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The financial data set forth on the following pages has been derived from the audited consolidated financial statements of the Company.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	Year Ended
Dollars in thousands	December 25 2010	December 26 2009	December 27 2008	December 29 2007	December 30 2006

Total net revenues	$83,502	$88,934	$95,297	$89,095	$79,081
Income (loss) from operations (1 and 2)	(2,623)	5,087	390	3,874	2,345
Non-operating income:
Gain (loss) on foreign exchange (3)	(9)	585	-	-	-
Gain from insurance settlement (4)	-	68	-	-	203
Gain on settlement of intangible asset (5)	-	-	981	-	-
Interest income	42	27	42	164	152
Interest expense (6)	(3,561)	(4,791)	(5,678)	(7,929)	(5,955)
Income tax expense	(723)	(880)	(832)	(595)	(308)
Income (loss) from continuing operations	(6,874)	96	(5,097)	(4,486)	(3,563)
Income from discontinued operations	-	1,031	3,156	2,682	1,022
Gain on sale of assets, net of income tax	-	931	-	-	-
Net income (loss)	(6,874)	2,058	(1,941)	(1,804)	(2,541)
Income from noncontrolling interest	(863)	(544)	(1,260)	(1,478)	(633)
Net income (loss) attributable to HearUSA, Inc	(7,737)	1,514	(3,201)	(3,282)	(3,174)
Net income (loss) attributable to HearUSA, Inc. common stockholders	(7,876)	1,378	(3,340)	(3,419)	(3,312)
Income (loss) per common share attributable to HearUSA, Inc. common stockholders:
Basic and diluted, loss from continuing operations	(0.18)	(0.01)	(0.17)	(0.17)	(0.13)
Basic and diluted, income from discontinued operations	(0.18)	0.04	0.08	0.08	0.03
Basic and diluted, income (loss)	-	0.03	(0.09)	(0.09)	(0.10)

(1) Income from operations in 2010, 2009, 2008, 2007 and 2006 includes approximately $1.1 million, $981,000, $849,000, $606,000 and $976,000, respectively of non-cash stock-based compensation expense.
(2) Income from operations includes approximately $851,000, $801,000, $1.1 million, $896,000 and $815,000, in 2010, 2009, 2008, 2007 and 2006, respectively, of intangible assets amortization.
(3) Gain on foreign exchange is a result of the Canadian asset sale in April 2009. The Company plans to repatriate its remaining investment in its Canadian operations.  Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the asset sale will be recognized in continuing operations.
(4) The gain from insurance settlement is from insurance proceeds and final payment resulting from property damages and business interruption claims sustained by a California hearing care center in 2009, and hurricane damages and business interruption claims sustained by Florida hearing care centers in 2005.

(5)  The gain on settlement of intangible asset is the result of the December 22, 2008 amendment to the license agreement with AARP, which restructured the payment terms, eliminating the $7.6 million annual license payment.
(6) Interest expense includes approximately $177,000, $314,000, $380,000 and $117,000 of non-cash interest expense on discounted notes payable in 2010, 2009, 2008 and 2007, $222,000 of decrease  and  $170,000 of increase in non-cash interest expense related to recording warrants at their fair market value in 2010 and 2009,  $763,000 of non-cash interest expense on long-term contractual commitment in 2008, $122,000, $3.5 million and $2.7 million in 2008, 2007 and 2006, respectively, of non-cash debt discount amortization (including $1.4 million in 2007 due to the reduction in the price of warrants related to the 2003 convertible subordinated notes) and approximately $319,000 in 2006 of decreases in non-cash interest expense related to a decrease in the fair market value of the warrant liability.

BALANCE SHEET DATA:

	As of
Dollars in thousands	December 25 2010	December 26 2009	December 27 2008	December 29 2007	December 30 2006

Total assets	$81,026	$91,313	$100,601	$100,542	$83,276
Working capital deficit (1 and 2)	(39,877)	(1,830)	(5,773)	(14,791)	(14,263)
Long-term debt:
Long-term debt, net of current maturities	1,134	36,139	49,099	36,499	28,599
Convertible subordinated notes and subordinated notes, net of debt discount of $278,000 in 2006	-	-	-	-	3,762

(1)
Includes approximately $32.2 million, $2.5 million, $2.7 million, $2.6 million and $3.5 million in 2010, 2009, 2008, 2007 and 2006, respectively, representing the current maturities of the long-term debt to Siemens which may be repaid through rebate credits and approximately $2.5 million, net of debt discount, in 2006 related to the $7.5 million convertible subordinated notes.

(2)
Included in the negative working capital amounts as of December 25, 2010, is the entire principal outstanding under the Siemens notes payable of $32.2 million, which has been classified in current liabilities, as a result of the Siemens’ claim under its notice of default issued on March 17, 2011, that is entitled to accelerate all remaining payments due under the credit agreement, as described in “Legal Proceedings”, above.

Item 7.           Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The Company has over 400 provider agreements with health insurance companies and managed care organizations. Some of our contracted insurance companies and managed care organizations decided to limit, change or eliminate hearing care benefits beginning in 2010 what the Company believes was a response to unclear implications of healthcare reform and the overall downturn in the economy.

As a result, the Company’s revenues decreased in 2010 compared to 2009, primarily in the first quarter of the year.  The Company implemented a number of plans and strategies to replace the revenues lost, which included increased marketing to its existing insurance base and private pay customers.

Several of these companies have now expanded or reinstated hearing benefits for their members, effective January 1, 2011.  These companies included Preferred Care Partners (Florida), BCBS Horizon Medicare Blue (New Jersey), and BCBS Medicare Blue HMO (Florida).  Similarly, Humana, Inc. reinstated hearing benefits in its 2011 Senior HMO product in Florida.  Management believes these developments signal a shift away from insurance and managed care organizations limiting, changing or eliminating hearing care benefits.  Accordingly, the Company expects revenues from insurance plans to increase during 2011 over 2010 levels.

RESULTS OF OPERATIONS

2010 Compared to 2009 (in thousands of dollars)

Revenues

Dollars in thousands

	2010	2009	Change	% Change
Hearing aids and other products	$77,184	$81,086	$(3,902)	(4.8)%
Services	6,318	7,848	(1,530)	(19.5)%
Total net revenues	$83,502	$88,934	$(5,432)	(6.1)%

The $5.4 million, or 6.1%, decrease in net revenue in 2010 compared to 2009 was principally a result of the loss of revenue related to a number of insurance plans eliminating, changing or limiting their hearing care benefits during 2010.   These changes adversely affected both hearing aids and services revenue.

The Company expects revenues from provider contracts to increase in 2011 over 2010 levels. While there can be no assurance, it appears that the cancellations and reductions in benefits seen at the end of 2009 is not continuing into 2011. In late 2010, the Company reached agreement with several managed care plans to provide new or expanded hearing care benefits to an additional 400,000 members beginning January 1, 2011.

Cost of Products Sold and Services

Dollars in thousands

	2010	2009	Change	%
Hearing aids and other products	$20,706	$20,224	$482	2.4%
Services	1,687	1,733	(46)	(2.7)%
Total cost of products sold and services	$22,393	$21,957	$436	2.0%
Percent of total net revenues	26.8%	24.7%	2.1%	8.5%

The cost of products sold includes the effect of rebate credits earned under our supply agreement with Siemens. (See Note 8 – Long-term Debt, Notes to Consolidated Financial Statements included herein.)

The following table reflects the components of the Siemens’ rebate credits which are included in cost of products sold for hearing aids (see Note 8 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

Dollars in thousands
	2010	2009	Change	%
Rebates offsetting base required payments on Tranche C	$2,000	$2,000	$-	-
Volume rebates used to reduce Tranche C principal	788	821	(33)	(4.0)%
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	425	599	(174)	(29.0)%
Rebates offsetting interest on Tranches B and C	3,234	3,815	(581)	(15.2)%
Total rebate credits	$6,447	$7,235	$(788)	(10.9)%
Percent of total net revenues	7.7%	8.1%	(0.4)%	(4.9)%

The $174,000 reduction in rebates earned on Tranche B was due to the 2009 negotiated decrease in the per unit rebates from $65 to $50 and a decline in the number of Siemens units purchased. The rebates per unit were decreased in exchange for better overall pricing.  The $581,000 decrease in interest forgiven is due to the lower level of Siemens indebtedness primarily resulting from the repayment of approximately $8.1 million from the proceeds of the sale of the Canadian operations in 2009. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 34.5% in 2010 compared to 32.8% in 2009.   The increase in cost of sales as a percentage of revenue is primarily the result of the lost insurance business and product mix, as the lost insurance business traditionally generates higher margins.

Expenses

Dollars in thousands

	2010	2009	Change	%
Center operating expenses	$47,000	$44,152	$2,848	6.5%
Percent of total net revenues	56.3%	49.6%	6.7%	13.3%
General and administrative expenses	$14,606	$15,421	$(815)	(5.3)%
Percent of total net revenues	17.5%	17.3%	0.2%	1.2%
Depreciation and amortization	$2,126	$2,317	$(191)	(8.2)%
Percent of total net revenues	2.5%	2.6%	(0.1)%	(3.8)%

The $2.8 million increase in center operating expenses in 2010 as compared with 2009 is attributable to a $2.2 million increase in marketing expense, and a $816,000 increase in compensation due to reinstatement of the 2009 5% salary reductions and changes in the commission payment methodology that were mostly offset by lower base pay.  The Company spent approximately $3.7 million marketing the AARP program during 2010.  AARP advertising and program costs totaled $4.0 million in 2010 compared to $583,000 in 2009.

The Company believes that it will not be necessary to separately fund its new marketing initiatives and the AARP program going forward.   Marketing expenditures are expected to decline to traditional levels in 2011.   The increasing role AARP has begun to play in educating its members on the program will allow the Company to combine its AARP initiatives with its other marketing programs.

General and administrative expenses decreased by approximately $815,000 in 2010 as compared to 2009.  This decrease is primarily the result of a $394,000 decrease in communication expenses, a $127,000 decrease in compensation expenses due to reductions in staffing, and a $101,000 decrease in shareholder relation costs.

Gain (loss) on Foreign Exchange

As a result of the sale of its Canadian operations in April 2009, the Company repatriated its remaining investment in its Canadian operations.  Therefore, gains and losses on foreign currency exchange related to the Company’s net investment remaining in its Canadian operations after the asset sale were recognized in continuing operations.  The Company recognized a $9,000 foreign currency loss in 2010 and $585,000 foreign currency gain in 2009.

Interest Expense

Dollars in thousands

	2010	2009	Change	%
Notes payable from business acquisitions and others (1)	$327	$976	$(649)	(66.5)%
Siemens Tranches B and C – interest forgiven (2)	3,234	3,815	(581)	(15.2)%
Total interest expense	$3,561	$4,791	$(1,230)	(25.7)%

	2010	2009	Change	%
Total cash interest expense (3)	$372	$492	$(120)	(24.4)%
Total non-cash interest expense (4)	3,189	4,299	(1,110)	(25.8)%
Total interest expense	$3,561	$4,791	$(1,230)	(25.7)%

(1)
Includes $177,000 and $314,000 in 2010 and 2009, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 8 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $(222,000) and $170,000 of non-cash interest (income) expense in 2010 and 2009, respectively, related to recording warrants at their fair market value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the minimum purchase requirements are met. A corresponding rebate credit is recorded as a reduction of the cost of products sold (see Note 8 – Long-term Debt, Notes to Consolidated Financial Statements included herein and Liquidity and Capital Resources, below).

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

Income Taxes

The Company has net operating loss carryforwards of approximately $53.1 million for U.S. income tax purposes.  The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and goodwill and depreciation of fixed assets. The deferred tax assets for U.S. income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.

During 2010 and 2009, the Company recorded a deferred tax expense of approximately $880,000 related to the estimated deduction of tax deductible goodwill from its U.S. operations. The deferred income tax expense was recorded because it cannot be offset by temporary differences as it relates to infinite-lived assets and the timing of reversing the liability is unknown. Deferred income tax expense will continue to be recorded until the tax deductible goodwill is fully amortized.

In 2010, income tax benefits totaling $157,000 related to the 2009 tax expense were recorded based on the finalization of the Canadian tax return.

Net Income Attributable to Noncontrolling Interest

During 2010 and 2009, the Company’s 50% owned joint venture, HEARx West, generated net income of approximately $1.7 million and $1.1 million, respectively. The Company records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations.  The net income attributable to noncontrolling interest for 2010 and 2009 was approximately $863,000 and $544,000, respectively.

Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, for cash consideration of approximately 23.1 million U.S. dollars, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009.

During 2009, income from discontinued operations, net of income taxes, was approximately $1.0 million representing the results of our Canadian operations during the approximately four month period prior to the sale in April 2009.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements are presented on a going concern basis.  Due to the economy our sources of revenues have not been sufficient to cover our operating costs. Management has implemented plans to reduce costs and cash needs.  The Company is in a dispute with its principal lender, Siemens Hearing Instruments, Inc. (“Siemens”) in regard to the amount of the cash prepayment due to Siemens on the credit facility from the net proceeds of the sale of the Canadian operations in 2009.  The credit facility requires prepayment of the loan balance totaling 50% of the net proceeds from sales of assets.  As noted in “Legal Proceedings above”, the Company has requested adjudication of the dispute.  The amount in dispute is $2.3 million.  On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default.  The notice states that as a result of the Company’s failure to pay the $2.3 million, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.7 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted the motion by HearUSA for the temporary restraining order against Siemens Hearing Instruments, Inc.

As a result, Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction on the condition that the Company make all other payments to Siemens under the credit agreement. The Company has made all other payments under the credit agreement and under the supply agreement with Siemens.   The Company has reflected the entire $32.2 million due under the credit agreement in the current portion of the long-term debt in its consolidated balance sheet as of December 25, 2010, pending the resolution of the dispute.

Because the Company may not be able to reduce its costs to offset cash shortfalls or to raise debt financing to meet its cash needs and pay any amounts due on the Siemens credit agreement, management believes that the Company’s current cash will not be sufficient to cover the expenses the Company will incur during the next twelve months, which may include the monthly payments due to Siemens under the supply agreement.

The Company completed a number of cost cutting initiatives during later part of 2010 and the first quarter to 2011.  The cost savings from these initiatives will not be sufficient to meet its cash needs over the next 12 months at current revenue and margin levels.  The Company is in discussions with a number of parties to obtain additional financing but there can be no assurance that the Company will obtain the necessary financing.

Agreements with Siemens

The Company has entered into credit, supply, investor rights and security agreements with Siemens.  The term of the current agreements extends to February 2015.

Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates. If the 90% minimum purchase requirement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the credit agreement.

Credit Agreement

The credit agreement includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. As of December 25, 2010, there was approximately $32.2 million outstanding under the credit agreement.  Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens.    The Company may not borrow further under their line for acquisitions until such time as it is generating cash from operations.  Borrowings under the credit facility are accessed through Tranche B and Tranche C.  Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009.  In October 2009, the parties agreed to reduce the rebate to a rate of $50 per Siemens unit purchased by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are from Siemens.  Amounts not forgiven through rebate credits are payable in cash each quarter.  The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens.

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in fiscal 2010 or 2009.  In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations in 2009.

The Company is in a dispute with Siemens concerning the amount of the cash prepayment due to Siemens on the credit facility from the net cash proceeds of the sale of the Canadian operations in 2009.

On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default.  The notice stated that as a result of the Company’s failure to pay the disputed $2.3 million, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.7 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted a motion by HearUSA for a temporary restraining order against Siemens Hearing Instruments, Inc.

Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction on the condition that the Company make all other payments due Siemens under the Credit Agreement.

The Company has reflected the entire outstanding balance of the credit facility in the current portion of long-term debt in its consolidated balance sheet as of December 25, 2010, pending the resolution of the dispute.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.  If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable.  At December 25, 2010 the Company believes it was in compliance with the Siemens loan covenants.  For a description of the dispute with Siemens, see Legal Proceedings, above.

Supply Agreement

The supply agreement requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens.  If the minimum purchase requirement is met, the Company earns rebates used to liquidate principal and interest under the credit agreement.  Approximately $47.3 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $788,000 and $821,250 were recorded in 2010 and 2009, respectively.

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
(3) Assuming the $50 million line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Years Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009

Portion applied against quarterly principal payments	$3,213	$3,420
Portion applied against quarterly interest payments	3,234	3,815
	$6,447	$7,235

The supply agreement may be terminated by either party upon a material breach of the agreement by the other party. HearUSA’s failure to make payments under the supply agreement would constitute a material breach, giving Siemens the right, but not the obligation, to terminate the supply agreement. Termination of the supply agreement or a material breach of the supply agreement by the Company may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Termination of the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations. If upon resolution of the dispute with Siemens, it is determined there is a default under the credit agreement, the Company will remain obligated to perform under the supply agreement, including buying the specified products from Siemens in accordance with the supply agreement.

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

Cash Flows

The Company used approximately $3.5 million for operating activities during 2010 primarily as a result of the net loss of $7.9 million and the payment of $1.9 million in Canadian income taxes accrued in the prior year. The Company also used approximately $3.5 million to repay long-term debt during the same period and generated $3.6 million from the sale of short term marketable securities and $1.0 million from the release of restricted cash under a letter of credit.

Cash, cash equivalents and short term marketable securities totaled approximately $4.4 million as of December 25, 2010. Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Due to the economy our sources of revenues have not been sufficient to cover our operating costs which creates substantial doubt about our ability to continue as a going concern.

On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default. The notice states that as a result of the Company’s failure to pay $2.3 million which Siemens has claimed is due as a pre-payment under the Credit Agreement, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.7 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

The pre-payment amount is the amount which was the subject of a dispute between the Company and Siemens and the cause for the Company’s suit in the Supreme Court of the State of New York seeking a declaratory judgment of the court that the amount was in fact not due to Siemens under the Credit Agreement.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted a motion by HearUSA for a temporary restraining order against Siemens Hearing Instruments, Inc.

Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business on the condition that HearUSA make all payments due to Siemens under the credit agreement, pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction.

In order to continue as a going concern, the Company will have to prevail in its suit against Siemens that the $2.3 million was not due as a prepayment under the Credit Agreement or, if due may be paid by the Company without any default of the Credit Agreement or related acceleration. Alternatively, the Company must obtain financing to fund the up to $32.2 million that may be due. The Company will also have to obtain additional financing to fund future operating losses until we become profitable. The Company completed a number of cost cutting initiatives during the later part of 2010 and the first quarter to 2011. The cost savings from these initiatives will not be sufficient to meet its cash needs over the next 12 months at current revenue and margin levels. The Company is in discussions with a number of parties to obtain additional financing but there can be no assurance that the Company will obtain the necessary financing. Management cannot provide assurances that we will be successful in accomplishing any of our plans and if we are unsuccessful, we will not be able to meet our obligations and repay our liabilities, which could include the monthly payments due to Siemens under the supply agreement, as they become due. Failure to make payments under the supply agreemnt would constitute a breach of the supply agreement and could constitute a cross-default under the credit agreement.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 25, 2010.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1, 3 and 5)	36,211	5,225	5,828	25,158	-
Subtotal of obligations recorded on balance sheet	36,211	5,225	5,828	25,158	-
Interest to be paid on long-term debt (2 and 3)	11,034	3,139	5,293	2,602	-
Operating leases	17,330	5,847	7,513	3,654	316
Employment agreements	2,506	1,463	1,043	-	-
Purchase obligations (4)	1,945	913	1,032	-	-
Total contractual cash obligations	69,026	16,587	20,709	31,414	316

(1)	Approximately $32.2 million can be repaid through rebate credits from Siemens, including $2.4 million in less than 1 year, $4.8 million in years 1-3 and $22.7 million in years 4-5.
(2)
Interest on long-term debt includes the interest on Tranches B and C of the Siemens credit facility that can be repaid through rebate credits from Siemens, including $3.0 million in less than 1 year,  $5.2 million in years 1-3 and $2.6 million in years 4-5.  Interest repaid through rebate credits was $3.2 million in 2010. (See Note 8 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt are based on cash payments and do not include interest amounts resulting from the recording of acquisition notes at fair value. (See Note 8 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $907,000 in less than 1 year.

(5)
The Siemens debt has been included based on its contractual maturities, however as a result of the litigation with Siemens as described in Going Concern above, the entire $32.2 million of debt due to Siemens at December 25, 2010 has been classified as current in our consolidated balance sheet.

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

A two-step impairment test is performed on goodwill.  In order to do this, management applied judgment in determining its "reporting units", which represent distinct parts of the Company’s business.  The reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value.  Calculating the fair value of the reporting units requires significant estimates and long-term assumptions.  The Company utilized an independent appraisal firm to assist management in its test of goodwill for impairment as of the first day of the Company’s fourth quarter during 2010 and 2009, and each of these tests indicated no impairment.  The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow.  If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge.

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

At December 25, 2010, our Centers and Network reporting units had goodwill with carrying values of $51.0 million and $0.9 million, respectively, and we had other intangible assets of $12.1 million   Based on Siemens’ actions, our operating results, and lack of liquidity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of the first quarter of 2011.  The first step of our interim goodwill impairment analysis indicated that there is a probable likelihood that the goodwill recorded in our centers reporting unit was impaired.  We are in the process of completing the first step of the impairment analysis, including assessment and application of probabilities to various different potential outcomes, and will then complete the second step of the assessment but have not reached a point where we can determine the extent of the impairment or the impairment loss or range of loss related to goodwill, other intangible assets and long-lived assets.

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

Allowance for doubtful accounts

Certain of the accounts receivable of the Company are from health insurance and managed care organizations and government agencies.  These organizations could take up to several months before paying a claim made by the Company, impose a limit on the time the claim can be billed and can audit claims after they have been paid.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable.  Changes in estimates are recognized in the periods they become known and estimable.

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts.  Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance.  Any change in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts.  For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $40,000.

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

Impairment of Long-Lived Assets

Long-lived assets are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, it is considered to be impaired and would be written down to its fair value. As described under Goodwill and Other Intangible Assets above as of the first quarter of 2011 we are in the process of completing the first step of an interim goodwill and other intangible impairment assessment which is indicating the probable likelihood of an impairment and will complete next complete the second step of the assessment.  As a result, we will also perform an interim impairment assessment of our long-lived assets to determine if any impairment loss is required to be recorded during the 1st quarter of 2011.

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

Item 7A.             Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in derivative transactions. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.  The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates and includes the payments due under the Siemens 9.5% fixed rate notes payable based on their contractual maturities under the Siemens’ credit agreement. See the discussion in Liquidity and Capital Resources above regarding the classification of the entire $32.2 million fixed rate debt due to Siemens as a current liability in our December 25, 2010 consolidated balance sheet:

	Fixed Rate	Fixed Rate
	9.5%	4.6% to 16.7%
	Due February 2015	Other	Total
	$	$	$
	(000’s)	(000’s)	(000’s)
2011	(2,413)	(2,812)	(5,225)
2012	(2,422)	(791)	(3,213)
2013	(2,351)	(264)	(2,615)
2014	(2,347)	(89)	(2,436)
2015	(22,710)	(12)	(22,722)

Total	(32,243)	(3,968)	(36,211)

Estimated fair value	(32,243)	(3,819)	(36,062)

Item 8.                Financial Statements and Supplementary Data

Page

Index to Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets at December 25, 2010 and December 26, 2009	41

Consolidated Statements of Operations for the years ended December 25, 2010 and December 26, 2009	42

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive income (Loss) for the years ended December 25, 2010 and December 26, 2009	43

Consolidated Statements of Cash Flows for the years ended December 25, 2010 and December 26, 2009	45

Notes to Consolidated Financial Statements	47

Report of Independent Registered Public Accounting Firm

Board of Directors
HearUSA, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of HearUSA, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the two fiscal years in the period ended December 25, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HearUSA, Inc. at December 25, 2010 and December 26, 2009, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, negative cash flows from operations, and negative working capital; which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida
April 11, 2011

HearUSA, Inc.
Consolidated Balance Sheets

	December 25,	December 26,
	2010	2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$3,902	$7,037
Short-term marketable securities	500	4,106
Accounts and notes receivable, less allowance for doubtful accounts of $484 and $616	4,485	5,554
Inventories	1,493	1,844
Prepaid expenses and other	354	464
Total current assets	10,734	19,005
Property and equipment, net	3,317	4,021
Goodwill	51,927	51,495
Intangible assets, net	12,123	12,816
Deposits and other	664	731
Restricted cash and cash equivalents	2,261	3,245
Total Assets	$81,026	$91,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,928	$7,070
Accrued expenses	1,623	2,253
Accrued salaries and other compensation	3,097	3,520
Current maturities of long-term debt	34,928	5,983
Income taxes payable	-	1,974
Dividends payable	35	35
Total current liabilities	50,611	20,835
Long-term debt	1,134	36,139
Deferred income taxes	8,215	7,335
Total long-term liabilities	9,349	43,474
Commitments and contingencies

Stockholders’ equity
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	-	-
Series J (233 shares outstanding)	-	-
Total preferred stock	-	-

Common stock: $.10 par; 75,000,000 shares authorized 45,451,160 and 45,381,750 shares issued	4,545	4,538
Additional paid-in capital	138,931	137,863
Accumulated deficit	(122,858)	(114,982)
Accumulated other comprehensive income	-	-
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity	18,133	24,934
Noncontrolling interest	2,933	2,070
Total Stockholders’ equity	21,066	27,004
Total Liabilities and Stockholders’ Equity	$81,026	$91,313

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Operations

	Year Ended December 25,	Year Ended December 26,
	2010	2009
	(Dollars in thousands,)

Net revenues
Hearing aids and other products	$77,184	$81,086
Services	6,318	7,848
Total net revenues	83,502	88,934

Operating costs and expenses
Hearing aids and other products	20,706	20,224
Services	1,687	1,733
Total cost of products sold and services excluding depreciation and amortization	22,393	21,957

Center operating expenses	47,000	44,152
General and administrative expenses	14,606	15,421
Depreciation and amortization	2,126	2,317
Total operating costs and expenses	86,125	83,847

Income (loss) from operations	(2,623)	5,087
Non-operating income (expenses)
Gain (loss) on foreign exchange	(9)	585
Gain on insurance settlement	-	68
Interest income	42	27
Interest expense	(3,561)	(4,791)
Income (loss) from continuing operations before income tax expense	(6,151)	976
Income tax expense	(723)	(880)
Income (loss) from continuing operations	(6,874)	96
Discontinued operations attributable to HearUSA, Inc.
Income from discontinued operations, net of income tax benefit of $261	-	1,031
Gain on sale of discontinued operations, net of income tax expense of $1,236	-	931
Income from discontinued operations	-	1,962
Net income (loss)	(6,874)	2,058

Net loss attributable to noncontrolling interest	(863)	(544)
Net income (loss) attributable to HearUSA, Inc.	(7,737)	1,514
Dividends on preferred stock	(139)	(136)

Net income (loss) attributable to HearUSA, Inc. common stockholders	$(7,876)	$1,378

Loss from continuing operations attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.18)	$(0.01)

Net income (loss) attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.18)	$0.03

Weighted average number of shares of common stock outstanding – basic and diluted	44,910	44,838

Amounts attributable to HearUSA, Inc. common stockholders:

Loss from continuing operations, net of tax	(7,737)	(448)
Discontinued operations, net of tax	-	1,962

Net income (loss)	(7,737)	1,514

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and
Comprehensive Income (Loss)

	Year Ended		Year Ended
	December 25, 2010		December 26, 2009
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share amounts)

Preferred stock
Balance beginning and end of year	-	$-	-	$-

Common stock
Balance, beginning of year	45,381	$4,538	44,828	$4,483
Exercise of employee stock options	-	-	19	2
Issuance of common stock for exchangeable shares of HEARx Canada, Inc.	-	-	505	50
Issuance of common stock for restricted stock units	69	7	29	3
Balance, end of year	45,450	$4,545	45,381	$4,538

Treasury stock
Balance beginning and end of year	524	$(2,485)	524	$(2,485)

Additional paid-in capital:
Balance, beginning of year		$137,863		$136,924
Stock-based compensation expense		1,075		981
Exercise of employee stock options		-		11
Issuance of common stock for exchangeable shares of HEARx Canada, Inc.		-		(50)
Issuance of common stock for restricted stock units		(7)		(3)
Balance, end of year		$138,931		$137,863

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and
Comprehensive Income (Loss)

	Year Ended	Year Ended
	December 25, 2010	December 26, 2009
	Amount	Amount
	(Dollars in thousands)

Accumulated deficit:
Balance, beginning of year	$(114,982)	$(116,360)
Net income (loss) attributable to HearUSA, Inc.	(7,737)	1,514
Dividends on preferred stock	(139)	(136)
Balance, end of year	$(122,858)	$(114,982)

Accumulated other comprehensive income:
Balance, beginning of year	$-	$1,249
Foreign currency translation adjustment	-	89
Foreign currency translation adjustment released upon disposal of Canadian operations	-	(1,338)
Balance, end of year	$-	$-

Noncontrolling interest
Balance, begnining of year	$2,070	$1,526
Net income	863	544
Balance, end of year	$2,933	$2,070

Comprehensive income (loss):
Net income (loss)	$(6,874)	$2,058
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(1,249)
Comprehensive income ( loss)	(6,874)	809
Comprehensive income attributable to noncontrolling interest	(863)	(544)
Comprehensive income (loss) attributable to HearUSA, Inc.	$(7,737)	$265

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	December 25,	December 26,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(6,874)	$2,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,126	2,451
Stock-based compensation	1,075	981
Gain on foreign exchange	(36)	(585)
Gain on sale of assets, net of tax	-	(931)
Deferred tax expense	880	51
Provision for doubtful accounts	468	510
Interest on discounted notes payable	177	327
Non-cash (gain) loss on warrant liability	(222)	170
Principal payments on long-term debt made through rebate credits	(3,213)	(3,420)
Other	(13)	(3)
(Increase) decrease in:
Accounts and notes receivable	552	(465)
Inventories	291	(313)
Prepaid expenses and other	196	193
Increase (decrease) in:
Accounts payable and accrued expenses	1,504	1,530
Accrued salaries and other compensation	(423)	(121)
Net cash provided (used in) by operating activities	(3,512)	2,433

Cash flows from investing activities
Purchase of property and equipment	(497)	(896)
Purchase of intangible assets	(47)	(208)
Proceeds from sale of Canada assets, net of transaction cost of $524	-	22,573
Net sale (purchase) of short-term marketable securities	3,606	(4,106)
Letter of credit – restricted cash	1,000	(3,021)
Business acquisitions	(263)	(1,423)
Net cash provided by (used in) investing activities	3,799	12,919

Cash flows from financing activities
Proceeds from issuance of long-term debt	200	110
Payments on long-term debt	(3,540)	(4,698)
Principal payments on Siemens debt	-	(8,097)
Proceeds from exercise of employee stock options	-	15
Dividends on preferred stock	(139)	(136)
Net cash used in financing activities	(3,479)	(12,806)

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows

	December 25,	December 26,
	2010	2009

Effects of exchange rate changes on cash	57	938

Net increase (decrease) in cash and cash equivalents	(3,135)	3,484
Cash and cash equivalents at beginning of year	7,037	3,553
Cash and cash equivalents at end of year	$3,902	$7,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$308	$526
Cash paid for income taxes	$1,923	$-
Supplemental schedule of non-cash operating, investing and financing activities:
Principal payments on long-term debt through rebate credits	$3,213	$3,420
Issuance of note payable in exchange for business acquisitions	$216	$1,317
Issuance of capital leases in exchange for property and equipment	$78	$631

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies

The Company

HearUSA, Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of December 25, 2010, the Company has a network of 175 company-owned hearing care centers in eleven states. The Company also sponsors a network of approximately 2,000 credentialed audiology providers that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors.  The centers and the network providers provide audiological products and services for the hearing impaired.   The Company is also the administrator of the American Association of Retired Persons (“AARP”) Hearing Care program, the only hearing aid program endorsed by AARP, designed to help members of AARP who have hearing loss. Under this program, the Company has agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

During 2010 and 2009, the Company’s 50%-owned joint venture, HEARx West, LLC, generated net income of approximately $1.7 million and $1.1 million, respectively. The Company’s HEARx West joint venture partners are the Permanente Federation LLC and Kaiser Foundation Health Plan, Inc. Since the Company is the general manager of HEARx West and its day to day operations; the Company has significant control over the joint venture.  Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc., are consolidated in these financial statements.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations” (see Noncontroliing Interest below),  the Company records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.  The Company’s accompanying consolidated financial statements reflect this guidance.

The Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc., both indirect wholly owned subsidiaries of the Company, on April 27, 2009 as discussed in Note 4.

Noncontrolling Interest

We account and report for noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries under FASB ASC 810-10, “Consolidations.” The guidance requires that: (1) a noncontrolling interest, previously referred to as a minority interest, is to be reported as part of equity in the consolidated financial statements; (2) losses are to be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, thereby reducing the losses attributed to the controlling interest; (3) changes in ownership interest are to be treated as equity transactions if control is maintained; (4) changes in ownership interest resulting in a gain or loss are to be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired is to be recorded at fair value, plus its share of goodwill.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Temporary cash investments which are not restricted as to their use and have an original maturity of ninety days or less are considered cash equivalents.

Marketable Securities

The Company determines the appropriate classification of its investments in marketable securities at the time of purchases and reevaluates such determinations at each balance sheet date.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt securities are classified as held to maturity when the Company has the positive intent, ability to hold the securities to maturity and it is more likely than not that the Company would be required to sell the securities before recovery of the amortized cost basis. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

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

Under the capitation agreements, the Company agrees with the benefit provider to provide its eligible members with a pre-determined discount.  Revenue under capitation agreements is derived from the sales of products and services to members of the plan and from a capitation fee paid to the Company by the benefit provider at the beginning of each month.  The members that are purchasing products and services pay the customary price less the pre-determined discount.   The revenue from the sales of products to these members is recorded at the customary price less applicable discount in the period that the product is delivered.  The direct expenses consisting primarily of the cost of goods sold and commissions on sales are recorded in the same period. Other indirect operating expenses are recorded in the period which they are incurred.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements

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

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  The consolidated financial statements for the Company’s Canadian subsidiaries are maintained in Canadian dollars and translated into U.S. dollars at current exchange rates.  Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period, if representative of the actual rate at the time of the transaction.  Unrealized currency adjustments in the Consolidated Balance Sheet were accumulated in stockholders’ equity as a component of accumulated other comprehensive income prior to the decision to sell the Canadian operations.

Prior to the decision to sell the Canadian operations, the intercompany foreign currency translations were considered of a long-term investment nature (that is, settlement was not planned or anticipated in the foreseeable future.)  Transaction adjustments on the intercompany foreign currency transactions were included in other comprehensive income.  The accumulated foreign currency transaction adjustments were released from accumulated other comprehensive income upon the sale of the Canadian operations in 2009.

Subsequent to that sale, all foreign currency transaction adjustments are recorded in gain or loss on foreign exchange in the consolidated statement of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  The Company's other comprehensive income represented foreign currency translation adjustments.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks.  Every sixth year includes 53 weeks.  2010 and 2009 include 52 weeks.  The next year with 53 weeks will be 2011.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company maintains its cash deposits at commercial banks.  We place our cash and cash equivalents with high quality financial institutions.  At times, our account balances may exceed federally insured limits. The maximum potential loss that would result from this excess is approximately $3.1 million.   Management believes the Company is not exposed to any significant risk on its cash accounts.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable.

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

Business Combinations and Acquisitions

We account for business acquisitions under the acquisition method.  Consideration paid is recorded at fair value and we allocate the purchase price of an acquired business to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations would not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation, depletion or amortization expense in future periods. Revisions to preliminary purchase price allocations, if any, are reflected retrospectively.

Any change in the valuation allowance related to income from acquisitions currently or in prior periods serves to reduce income taxes in the period in which the reserve is reversed. Transaction related expenses are expensed as incurred.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements

A two-step impairment test is performed on goodwill. In order to do this, management applies judgment in determining its “reporting units”, which represent distinct parts of the Company’s business. The reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company tests goodwill for impairment annually on the first day of the Company’s fourth quarter, and the latest annual test in 2010 indicated no impairment. The Company estimates the fair value of its reporting units by applying a weighted average of two methods: quoted exchange market prices and discounted cash flows. The weighting is 40% exchange market price and 60% discounted cash flows (see Note 7 for further discussion).

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

Based on Siemens actions as described in Note 2 below, our operating results, and lack of liquidity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of during the first quarter of 2011.  The first step of our interim goodwill impairment analysis is indicating that there is a probable likelihood that the goodwill recorded in our centers reporting unit was impaired.  We are in the process of completing first step of the impairment analysis, including assessment and application of probabilities to various different potential outcomes, and will then complete the second step of the assessment, but have not reached a point where we can determine the extent of the impairment or the impairment loss or range of loss related to goodwill, other intangible assets, and long-lived assets.

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

Other intangible assets include finite lived assets, such as patient files and customer lists, which are amortized over the estimated useful life of the assets of 15 to 25 years, generally based upon estimated undiscounted future cash flows resulting from use of the asset.  Indefinite lived assets include trademarks and trade-names, which are not amortized but are assessed for impairment annually or whenever a triggering event may occur.  There was no impairment of the trademark and trade-names for the two years ended December 25, 2010.

Pre-opening Costs

The costs associated with the opening of new centers are expensed as incurred.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Long-lived assets – Impairments and Disposals

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets.  At December 25, 2010 no long-lived assets were held for disposal. No impairment losses were recorded in the consolidated statement of operations for the two years ended December 25, 2010.  As described under Goodwill and Other Intangible Assets above as of the first quarter of 2011 we are in the process of completing the first step of an interim goodwill and other intangible impairment assessment which is indicating the probable likelihood of an impairment and will complete next complete the second step of the assessment.  As a result, we will also perform an interim impairment assessment of our long-lived assets to determine if any impairment loss is required to be recorded during the first quarter of 2011.

Debt Discount and Fair Value Determination

The Company determines the fair value of debt used to acquire intangibles and businesses based on discounted cash flows and a market rate of interest consistent with the specific credit worthiness of the Company.  The discount is accreted as interest expense on the effective interest method over the life of the debt.

Vendor Rebates

The Company receives various pricing rebates from Siemens Hearing Instruments, Inc. (“Siemens”) recorded based on the earning of such rebates by meeting the compliance levels of the Supply Agreement.  Those levels relate to quarterly sales of hearing aid products net of returns.  These rebates are recorded monthly on a systematic basis based on supporting historical information that the Company has met these compliance levels and reduce the outstanding Siemens’ loan balance and accrued interest and reduce the cost of products sold for the respective quarter.

Marketing Allowances

The Company receives a monthly marketing allowance from Siemens to reimburse the Company for marketing and advertising expenses for promoting its business and Siemens’ products. The Company’s advertising rebates, which represent a reimbursement of specific incremental, identifiable advertising costs, are recorded as an offset to advertising expense.  Marketing allowances received were approximately $2.4 million in both 2010 and 2009.

Advertising Costs

Costs of newspaper, television, and other media advertising are expensed as incurred and were approximately $6.9 million and $4.9 million, net of marketing allowances, in 2010 and 2009, respectively.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that have a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

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

Common stock equivalents for outstanding options to purchase common stock and restricted stock unit, of approximately 1.0 million and 739,000 were excluded from the computation of earnings per share – diluted for the years ended December 25, 2010 and December 26, 2009, respectively, because the loss from continuing operations attributable to HearUSA, Inc. would make them anti-dilutive.

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

HearUSA, Inc.
Notes to Consolidated Financial Statements

The fair value for stock option awards was estimated at the date of grant. Options granted are valued using the single option Black-Scholes valuation approach and compensation expense is recognized using a straight-line method. Restricted stock units with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome. Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 25, 2010 and December 26, 2009, was approximately $1.1 million and $981,000, respectively. This additional expense is non-cash and therefore has no effect on the Company’s cash flows.

The fair value for stock option awards was estimated using a Black-Scholes option valuation model with the following weighted average assumptions.

	December 25,	December 26,
	2010	2009
Risk free interest rate	3.33 -3.67%	3.59%
Expected life in years	10	10
Expected volatility	84%	84%
Weighted average exercise price	$1.45 -$1.46	$1.31

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

2. Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Due to the economy our sources of revenues have not been sufficient to cover our operating costs and raises substantial doubt about our ability to continue as a going concern.

On March 17, 2011, the Company received a notice of default from Siemens Hearing Instruments, Inc.  The notice states that as a result of the Company’s failure to pay $2.3 million which Siemens has claimed is due as a pre-payment under the Credit Agreement, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.2 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

The pre-payment amount is the amount which was the subject of a dispute between the Company and Siemens and the cause for the Company’s suit in the Supreme Court of the State of New York seeking a declaratory judgment of the court that the amount was in fact not due as a prepayment to Siemens under the Credit Agreement.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted a motion by HearUSA for a temporary restraining order against Siemens Hearing Instruments, Inc.

Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction on the condition that the Company remain current in its other payments to Siemens under the credit agreement.

HearUSA, Inc.
Notes to Consolidated Financial Statements

In order to continue as a going concern, the Company will have to prevail in its suit against Siemens that the $2.3 million was not due under the Credit Agreement or, if due, may be paid by the Company without any default of the Credit Agreement or related acceleration.  Alternatively, the Company must obtain financing to fund the up to $32.2 million that may be due. The Company will also have to obtain additional financing to fund future operating losses until we become profitable.  The Company completed a number of cost cutting initiatives during later part of 2010 and the first quarter to 2011.  The cost savings from these initiatives will not be sufficient to meet our cash needs over the next 12 months at current revenue and margin levels.  The Company is in discussions with a number of parties to obtain additional financing but there can be no assurance that the Company will obtain the necessary financing.  Management cannot provide assurances that we will be successful in accomplishing any of our plans and if we are unsuccessful, we will not be able to meet our obligations and repay our liabilities, which could include the monthly payments due to Siemens under the supply agreement, as they become due. Failure to make payments under the supply agreemnt would constitute a breach of the supply agreement and could constitute a cross-default under the credit agreement.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 25, 2010 and December 26, 2009 consist of certificates of deposit with contractual maturities of one year or less of approximately $2.3 million and $3.2 million, respectively.  Cash and cash equivalents of $2.0 million are pledged as collateral for a standby letter of credit provided to AARP in 2009. The commitment to maintain a standby letter of credit will decline by $1 million each year in September 2011 and 2012.  There is also $232,000 and $245,000 of cash restricted for automated clearing house exposure in 2010 and 2009, respectively.

4. Discontinued Operations

On April 27, 2009, the Company sold the assets of Helix Hearing Care of America Corp. and the stock of 3371727 Canada Inc. (“Canada”), both indirect wholly owned subsidiaries of the Company, to an unrelated company, for cash consideration of approximately $23.1 million, which resulted in a gain on sale of approximately $931,000, net of applicable tax, for the year ended December 26, 2009. The Company incurred approximately $524,000 of legal and financial advisory fees in connection with the sale, which are included in the net gain on sale.  The Company made a mandatory repayment of   approximately $8.1 million of Siemens debt from the proceeds of this transaction during 2009 based on the Company’s understanding of, the requirement in the agreement with Siemens. As discussed further in Notes 2 and 15, Siemens is disputing the amount that should have been made as the mandatory prepayment.

In connection with the sale, we agreed to provide certain transitional services to the purchaser for eighteen months pursuant to a support agreement. HearUSA agreed to provide training, installation and support services for eighteen months in exchange for monthly payments totaling approximately $1.2 million and transition support services for up to nine months for quarterly payments totaling approximately $331,000. Pursuant to a separate agreement between HearUSA and a third party, HearUSA sold the right to the approximately $1.2 million to be received over eighteen months under the support agreement in exchange for a lump-sum payment of approximately $1.1 million at the closing of the asset sale.  The fees earned from these services are accounted for as contract service revenues, as the services are provided.  Approximately $782,000 and $756,000 was recorded as contract service revenue in 2010 and 2009, respectively.

As a result of the sale, the operations of the Canadian division have been discontinued and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements

The Canadian division’s results of operations for the year ended December 26, 2009 and the gain on sale of the division for the year ended December 26, 2009 were as follows:

December 26, 2009
(Dollars in thousands)
Revenue	$4,580

Cost and expenses	3,810

Income before provision of income taxes	$770

Income tax benefit	(261)

Income from discontinued operations	$1,031
Gain on sale of discontinued operations, net of applicable tax of $1,236	$931
Income from discontinued operations – basic and diluted	$0.04

Income tax expense of $1.2 million on the gain on sale represents an effective tax rate of approximately 57%, which primarily results from the excess of the basis of goodwill applicable to the sale for financial reporting purposes over the tax basis.

The Company received approximately $577,000 in escrow funds in July 2009 and $350,000 in October of 2009.

5. Business Acquisitions

During 2010, the Company acquired the assets of one hearing care center in Michigan in one transaction.  Consideration paid was cash of approximately $263,000 and notes payable with an estimated fair value of approximately $216,000.  In connection with the acquisition, the Company used approximately $200,000 of its acquisition line of credit with Siemens (see Note 8 – Long-term Debt).  The Company has recorded its preliminary purchase price allocation using the fair values of the assets acquired based on management’s best estimates.  Accordingly, the following estimates may change as further information becomes available.  The acquisition resulted in additions to goodwill of approximately $401,000, fixed assets of approximately $7,000 and customer lists and non-compete agreements of approximately $71,000.

During 2009, the Company acquired the assets of nine hearing care centers in Michigan and California in three separate transactions.  Consideration paid was cash of approximately $1.4 million and notes payable with an estimated fair value of approximately $1.3 million.  In connection with these acquisitions, the Company used approximately $973,000 of its acquisition line of credit with Siemens. (See Note 8 – Long-term Debt).  The acquisitions resulted in additions to goodwill of approximately $2.3 million, fixed assets of approximately $72,000 and customer lists and non-compete agreements of approximately $379,000.

The acquisition notes payable bear interest at rates varying from 5% to 7% and have been discounted using a market rate of 10%.  The notes are payable in quarterly installments varying from $3,000 to $76,000, plus accrued interest, through May 2014.

The operating results of these acquired businesses are included in our consolidated statements of operations from the effective date of the acquisition.

The allocated value of the customer lists, non-compete agreements and contracts were recorded as intangible assets on the consolidated balance sheets.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Goodwill recorded as a result of an asset-based acquisition in the United States is generally deducted over a 15 year period for tax purposes.

6. Property and Equipment and Leases

Property and equipment consists of the following (Dollars in thousands):

	Range of	December 25,	December 26,
	Useful Lives	2010	2009

Equipment, furniture and fixtures	5 -10 years	$13,974	$13,642
Leasehold Improvements	5 -10 years	7,816	7,608
Computer systems	3 years	3,634	3,553
Construction in progress	N/A	16	67
		25,440	24,870
Less accumulated depreciation and amortization		22,123	20,849
		$3,317	$4,021

Equipment subject to capital leases totaled approximately $2.7 million in both 2010 and 2009.  Accumulated depreciation on equipment subject to capital leases was $2.1 million and $1.9 million in 2010 and 2009, respectively.  Included in depreciation and amortization is approximately $260,000 and $419,000 in amortization expense related to equipment subject to capital lease obligations.

Total estimated future depreciation expense for the Company’s current property and equipment are as follows (in thousands):

2011	$887
2012	707
2013	538
2014	278
2015	191
Thereafter	716

Depreciation expense was $1.3 million in 2010 and $1.5 million in 2009.

The Company leases facilities primarily for hearing centers.  These are located in retail shopping areas and have terms expiring through 2016.  The Company recognizes rent expense on a straight-line basis over the lease term. The leases have renewal clauses of 1 to 10 years at the option of the Company. The difference between the straight-line and actual payments is due to escalating rents in the lease contracts and is included in accrued expenses in the accompanying consolidated balance sheets. Equipment and building rent expense under operating leases in 2010 and 2009 was approximately $8.6 million and $8.7 million, respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Approximate future minimum rental commitments under operating leases are as follows (in thousands):

2011	$5,847
2012	4,326
2013	3,187
2014	2,220
2015	1,434
Thereafter	316

7. Goodwill and Intangible Assets

A summary of changes in the Company’s goodwill during the years ended December 25, 2010 and December 26, 2009, by business segment are as follows (Dollars in thousands):

	December 26, 2009	Additions	Sale of Canadian Operations	Currency Translation	December 25, 2010

Centers	$50,615	$432	-	$-	$51,047
Network	880	-	-	-	880
	$51,495	$432	-	$-	$51,927

	December 27, 2008	Additions	Sale of Canadian Operations	Currency Translation	December 26, 2009

Centers	$65,073	$2,288	$(16,810)	$64	$50,615
Network	880	-	-	-	880
	$65,953	$2,288	$(16,810)	$64	$51,495

Impairment Assessments

Goodwill and certain intangible assets with indefinite lives are not amortized, but instead are reviewed for impairment annually or more frequently if impairment indicators arise.  The Company has selected the first day of the fourth quarter as the annual impairment testing date.  Our 2010 annual test resulted in no impairment of goodwill or indefinite lived intangible assets.

At December 25, 2010, the Company’s market capitalization of approximately $40.5 million exceeded the book value of its two reporting units and there were no indicators of impairment.

As a result of the March 17, 2011 notice of default from Siemens described in Note 2 above, our operating results, and lack of liquidity, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of the first quarter of 2011.  The first step of our interim goodwill impairment analysis is indicating that there is a probable likelihood that the goodwill recorded in each of our two reporting units was impaired.  We are in the process of completing first step of the impairment analysis, including assessment and application of probabilities to various different potential outcomes, and will then complete the second step of the assessment, but have not reached a point where we can determine the extent of the impairment or the impairment loss or range of loss related to goodwill, other intangible assets, and long-lived assets.

HearUSA, Inc.
Notes to Consolidated Financial Statements

As of December 25, 2010 and December 26, 2009, intangible assets consisted of the following:

(Dollars in thousands)	December 25, 2010	December 26, 2009
Amortizable intangible assets:
Customer lists	$10,057	$10,022
Non-Compete agreements	704	696
Computer Software	2,149	2,030
Accumulated amortization – customer list	(4,478)	(3,810)
Accumulated amortization – non-compete	(527)	(444)
Accumulated amortization – computer software	(1,704)	(1,600)
Amortizable intangible assets, net	6,201	6,894
Trademark and trade names	5,900	5,900
Intellectual property	22	22
	$12,123	$12,816

The aggregate amortization expense was $851,000 in 2010 and $791,000 in 2009.

Annual estimated future amortization expense for intangible assets is as follows (in thousands):

2011	$807
2012	752
2013	700
2014	614
2015	1,014
Thereafter	2,314

8. Long-term Debt (also see Note 4 and Note 5)

Long-term debt consists of the following:

	December 25,	December 26,
(Dollars in thousands)	2010	2009

Notes payable to a Siemens
Tranche B	$4,092	$4,387
Tranche C	28,151	30,870
Total notes payable to Siemens	32,243	35,257
Notes payable from business acquisitions and other	3,819	6,865
	36,062	42,122
Less current maturities	34,928	5,983
	$1,134	$36,139

The approximate aggregate maturities on long-term debt obligations in years following 2010 are as follows (in thousands) and includes the payments due under the Siemens notes payable based on their contractual maturities under the Siemens’ credit agreement. See the discussion in Liquidity and Capital Resources above regarding the classification of the entire $32.2 million fixed rate debt due to Siemens as a current liability in our December 25, 2010 consolidated balance sheet:

2011	$5,225
2012	3,213
2013	2,615
2014	2,436
2015	22,722

HearUSA, Inc.
Notes to Consolidated Financial Statements

Notes payable from business acquisitions and other includes capital lease obligations.  The approximate aggregate maturities on capital lease obligations in years following 2010 are $285,000 in 2011, $203,000 in 2012, $149,000 in 2013, $60,000 in 2014 and $12,000 in 2015.

Notes Payable to Siemens

The Company has entered into credit, supply, investor rights and security agreements with Siemens.   The term of the current agreements extends to February 2015.

Pursuant to these agreements, Siemens has extended to the Company a $50 million credit facility and the Company has agreed to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates. If the 90% minimum purchase requirement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the credit agreement.

Credit Agreement

The Second Amended and Restated Credit Agreement dated December 30, 2006 between the Company, as borrower, and Siemens, as lender, as subsequently amended by the parties (the “credit agreement”) includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens.  The Company may not borrow further under their line for acquisitions until such time as it is generating cash from operations.  Borrowings under the credit facility are accessed through Tranche B and Tranche C.  Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009.  In October 2009, the parties agreed to reduce the rebate to a rate of $50 per Siemens’ unit purchased by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are from Siemens.  Amounts not forgiven through rebate credits are payable in cash each quarter.  The Company has met the minimum purchase requirements of the arrangement since inception of the arrangement with Siemens.

The credit agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the credit agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in fiscal 2010 or 2009.  In 2009 the Company paid Siemens approximately $8.1 million of the proceeds received from the sale of the Company’s Canadian operations.

The Company is in a dispute with Siemens concerning the amount of the cash prepayment due to Siemens on the credit facility from the net cash proceeds of the sale of the Canadian operations in 2009.

On March 17, 2011, the Company received a notice of default from Siemens Hearing Instruments, Inc.  The notice stated that as a result of the Company’s failure to the disputed $2.3 million, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.2 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted a motion by HearUSA for a temporary restraining order against Siemens Hearing Instruments, Inc.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction on the condition that HearUSA remain current in all of its other payments to Siemens under the credit agreement.

The Company has reflected the $32.2 million outstanding as of December 25, 2010 in the current portion of long-term debt in its consolidated balance sheet as of December 25, 2010, pending the resolution of the dispute.

The credit facility also imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.  If the Company cannot maintain compliance with the covenants, Siemens may terminate future funding under the credit agreement and declare all then outstanding amounts under the agreement immediately due and payable.  At December 25, 2010 the Company believes it was in compliance with the Siemens loan covenants.  For a description of the dispute with Siemens, see Note 15.

Supply Agreement

The supply agreement extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the supply agreement since inception of the arrangement with Siemens.  Approximately $47.3 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $788,000 and $821,250 were recorded in 2010 and 2009, respectively.

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
(3) Assuming the $50 million line of credit is fully utilized

HearUSA, Inc.
Notes to Consolidated Financial Statements

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Years Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009

Portion applied against quarterly principal payments	$3,213	$3,420
Portion applied against quarterly interest payments	3,234	3,815
	$6,447	$7,235

The supply agreement may be terminated by either party upon a material breach of the agreement by the other party.  HearUSA’s failure to make payments under the supply agreement would constitute a material breach, giving Siemens the right, but not the obligation, to terminate the supply agreement. Termination of the supply agreement or a material breach of the supply agreement by the Company may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable. Termination of the supply agreement or a material breach of the supply agreement by the Company may be deemed to be a breach of the credit agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.  Termination of the supply agreement could have a material adverse effect on the Company’s financial condition and continued operations.  If upon the resolution of the dispute with Siemens, it is determined there is a default under the credit agreement, the Company will remain obligated under the supply agreement, including buying the specified products from Siemens in accordance with the supply agreement.

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

Notes Payable from Business Acquisitions and Other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $3.1 million and $5.9 million at December 25, 2010 and December 26, 2009, respectively.  They have a face value of $3.2 million and $6.2 million at December 25, 2010 and December 26, 2009, respectively, and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $76,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using a market rate r of 10%. The discounts are being accreted over the term of the notes on an effective interest method.  Discount accretion of approximately $177,000 and $314,000 has been included in interest expense in the years ended December 25, 2010 and December 26, 2009, respectively.  The unamortized discounts on the notes payable were $149,000 and $304,000 at December 25, 2010 and December 26, 2009, respectively.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Other notes payable relate mostly to capital leases totaling approximately $709,000 and $954,000 at December 25, 2010 and December 26, 2009, respectively, payable in monthly or quarterly installments varying from $253 to $10,000 over periods varying from one to five years and bearing interest at rates varying from 2.25% to 16.7%.

9.    Fair Value

As of December 25, 2010 and December 26, 2009, the fair value of the Company’s long-term debt is estimated at approximately $36.1 million and $43.3 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

The book values of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.  These are Level 1 in the fair value hierarchy.

The inputs used in measuring fair value into the fair value hierarchy are as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Assets or liabilities that have recurring fair value measurements are shown below as of December 25, 2010 (in thousands):

Description	Total as of December 25, 2010	Level 1	Level 2

Short-term marketable securities	$500	$500	$-

Assets or liabilities that have recurring fair value measurements are shown below as of December 26, 2009 (in thousands):

Description	Total as of December 26, 2009	Level 1	Level 2

Short-term marketable securities	$4,106	$4,106	$-

Warrant liability included in accounts payable	$222	$-	$222

HearUSA, Inc.
Notes to Consolidated Financial Statements

The Company’s short-term marketable securities primarily consist of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less.  These securities are classified as available for sale. There was no unrealized gain or loss during 2010 or 2009.

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

Effective in fiscal year 2008 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 200,000 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants had an exercise price of $.60 per share and expired in October 1, 2010. As such, effective in fiscal year 2008 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in December, 2003. We reclassified from additional paid-in capital, as a cumulative effect adjustment, $56,000 to beginning accumulated deficit and $52,000 to a warrant liability to recognize the fair value of these warrants. We recognized a gain of $222,000 for the change in the fair value of these warrants for the year ended December 25, 2010 and a loss of $170,000 for the change in the fair value of these warrants for the year ended December 26, 2009 which has been included in interest expense.  These warrants expired on October 1, 2010.

These common stock purchase warrants were initially issued in connection with our December 2003 issuance of convertible debt, which was subsequently paid. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants did not qualify for hedge accounting, and as such, changes in the fair value of these warrants were recognized currently in earnings until such time as the warrants expired.

These common stock purchase warrants did not trade in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

December 26,
2009

Annual dividend yield	—
Expected life (years)	0.8
Risk-free interest rate	0.4%
Expected volatility	70%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the last twelve months. We believe this method produces an estimate that is representative of our expectations of future volatility. The expected life was based on the remaining term of the warrants. The risk-free interest rate was based on based on ninety days U.S. Treasury note rates.

HearUSA, Inc.
Notes to Consolidated Financial Statements

10.  Stockholders’ Equity

A. Common Stock

During 2010, no employee stock options were exercised.  During 2009, employee stock options for approximately 19,000 shares of common stock were exercised, at a weighted average exercise price of $0.67 per share.

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

During 2010 and 2009 approximately $139,000 and $136,000, respectively of the 6% dividend on the Series J Preferred Stock is included in the caption Dividends on Preferred Stock in the accompanying Consolidated Statements of Operations.

C.  Shareholder Rights Plan

On November 16, 2009, the Company amended and restated its amended and restated rights agreement originally dated December 14, 1999 and subsequently amended on July 11, 2002 and on November 16, 2009 (the “Rights Agreement”).  Pursuant to the Rights Agreement, one preferred share purchase right (a “Right”) is attached and trades with each share of common stock.  The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock.  The Rights entitle the holder to purchase one one-hundredth of a share of Series H Junior Participating Preferred Stock at an exercise price of $10.00 and will expire on November 16, 2019.  (See Note 10E.)

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

HearUSA, Inc.
Notes to Consolidated Financial Statements

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Company common stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions, other than pursuant to a Permitted Offer, each Right would entitle the holders thereof (except for the acquiring person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

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

E. Warrants

No warrants were issued or exercised during 2010 or 2009, respectively.

There are no warrants outstanding as of December 25, 2010.

F. Aggregate and Per Share Cumulative Preferred Dividends

As of December 25, 2010 there were no arrearages in cumulative preferred dividends/premiums.

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

11. Stock-based Benefit Plans

A. Stock Options and Awards

On June 11, 2007, the stockholders of HearUSA approved the Amended and Restated 2007 Employee Incentive Compensation Plan (“2007 Plan”). The 2007 Plan is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 4.5 million shares of common stock. Under the 2007 Plan, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. All options have a term of not greater than 10 years from the date of grant. Options issued generally vest 25% on each anniversary of the date of the grant over 4 years. A restricted stock unit is an award covering a number of shares of HearUSA common stock that may as decided by the Company be settled in cash or by issuance of those shares, which may consist of restricted stock. Restricted stock units generally vest in four installments with 25% of the shares vesting on each anniversary of the date of grant over 4 years. For financial reporting purposes, stock-based compensation expense is included in general and administrative expenses.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Stock options and awards were granted to employees under the 1995 Flexible Stock Plan and the 2002 Flexible Stock Plan.  The 1995 Flexible Stock Plan expired and no further option grants can be made under this plan.  The expiration of this plan did not affect the options still outstanding.  Options granted under the 2002 Flexible Stock Plan generally vest over 4 years and expire after 10 years.  The 2002 Flexible Stock Plan was approved by the stockholders,  is administered by the Board of Directors and permits the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted shares, performance shares and other stock-based awards to officers, employees and certain non-employees for up to 5 million shares of common stock.

On December 25, 2010, employees of the Company held options permitting them to purchase an aggregate of approximately 6.8 million shares of common stock at prices ranging from $0.35 to $2.31 per share.  Options are exercisable for periods ranging from five to ten years commencing one year following the date of grant and are generally exercisable in cumulative annual installments of 25 percent per year.

Stock-based Compensation

Under the terms of the Company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model.  Stock-based compensation expense is included in general and administrative expenses and totaled approximately $1.1 million (of which approximately $111,000 relates to restricted stock units) and $981,000 (of which approximately $85,000 relates to restricted stock units) in 2010 and 2009, respectively.

Stock-based Payment Award Activity

The following table summarizes activity under our equity incentive plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate
(Options in thousands)	Shares	Exercise	(in years)	Intrinsic Value
Outstanding at December 26, 2009	6,267	$1.16
Granted	624	$1.26
Exercised	-	$-		$-
Forfeited/expired/cancelled	(139)	$2.54
Outstanding at December 25, 2010	6,752	$1.14	5.43	$825
Exercisable at December 25, 2010	4,827	$1.16	4.23	$595

HearUSA, Inc.
Notes to Consolidated Financial Statements

The following table summarizes outstanding and exercisable options under our equity incentive plans as of December 25, 2010:

(options in thousands)
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.35 - $.77	2,043	4.66	$0.47	1,368	$0.44
$0.81 - $1.79	4,634	5.81	$1.41	3,384	$1.43
$2.31	75	3.25	$2.31	75	$2.31
	6,752			4,827

The weighted average grant date fair value of options granted was $1.06 at December 25, 2010 and $0.60 at December 26, 2009, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 25, 2010. There was approximately $1.5 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of December 25, 2010. That cost is expected to be recognized over the remaining average life of 5 years as of December 25, 2010. At December 25, 2010, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $595,000, of which $52,000 is non-employee director aggregate intrinsic value.

B. Restricted Stock Units

Restricted Stock Units

The Company began granting restricted stock units pursuant to its 2002 Flexible Stock Plan and 2007 Plan in 2008. Restricted stock units are awards that, upon vesting, will result in the delivery to the holder shares of the Company’s common stock.  Some restricted stock units are service based and vest ratably over a period of time, and some are performance-based and subject to forfeiture if certain performance criteria are not met.

During 2010, 318,750 performance-based restricted stock units were granted to management.  The Company did not record stock-based compensation for these awards in 2010 because the performance criteria were not met.  During 2009, we granted 255,000 performance-based restricted stock units to certain employees that vest in three equal tranches over each of the next three years.

The Company recorded approximately $111,000 in stock-based compensation expense associated with restricted stock (included in total stock-based compensation expense of approximately $1.1 million) in 2010 and $85,000 in stock-based compensation expense associated with restricted stock (included in total stock based compensation of $981,000) in 2009.

HearUSA, Inc.
Notes to Consolidated Financial Statements

A summary of the Company’s December 25, 2010 and December 26, 2009 restricted stock unit activity and related information for the years ended is as follows:

	Service-based
	Restricted Stock Units(1)	Performance-based Restricted Stock Units (1)
Awarded	91,000	190,000
Vested	-	-
Forfeited	-	-
Outstanding Balance at December 26, 2009	91,000	190,000
Awarded	-	-
Vested	(45,500)	(62,210)
Forfeited	-	(3,368)
Outstanding at December 25, 2010	45,500	124,422

(1)	Each stock unit represents the fair market value of one share of common stock.

The fair value of the 107,710 shares vested during 2010 was approximately $119,000.

The weighted average grant-date fair value per share for the restricted stock units was $1.03 at both December 25, 2010 and December 26, 2009.  The weighted average remaining contractual term is 1.2 years at December 25, 2010.

Based on the closing price of the Company’s common stock of $0.87 on December 25, 2010, the total pretax value of all outstanding restricted stock units on that date was approximately $148,000.

C. Non-employee Director Non-plan Grant

At December 25, 2010, certain non-employee members of the Board of Directors held options to purchase 100,000 shares of common stock for $0.35.  The options were granted without shareholder approval in 2003 and expire on April 1, 2013.

12.  Major Customers and Suppliers

During 2010 and 2009 no customer accounted for more than 10% or more of net revenues.

Approximately 94% and 93% of all hearing aids purchased in 2010 and 2009, respectively, were purchased from Siemens.  As described in Note 8, the Company is a party to a supply agreement with Siemens whereby the Company has agreed to purchase minimum levels from Siemens.  Although there are a limited number of manufacturers of hearing aids, management believes that other suppliers could provide similar hearing aids on comparable terms.  In the event of a disruption of supply from Siemens, the Company could obtain comparable products from other manufacturers. The Company has not experienced any significant disruptions in supply in the past.

13.  Related-party Transactions

The Company is party to a capitation contract with an affiliate, the Permanente Federation LLC (the “Kaiser Plan”) a member of its consolidated joint venture, HEARx West, LLC.  Under the terms of the contract, HEARx West is paid an amount per enrollee of the Kaiser Plan, to provide a once every three years benefit on certain hearing products and services.  During each of 2010 and 2009 approximately $8.1 million of capitation revenue from this contract is included in net hearing aids and other product revenues in the accompanying consolidated statements of operations.

HearUSA, Inc.
Notes to Consolidated Financial Statements

14.  Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision (benefit) for continuing operations for the years ended December 25, 2010 and December 26, 2009 are as follows (in thousands):

	2010	2009

Current:
Federal	$-	$-
State	-	-
Foreign	(157)	-
Current income tax provision	$(157)	$-

Deferred:
Federal and state deferred	$880	$880
Total income tax provision	$723	$880

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

As of December 25, 2010 and December 26, 2009, we had approximately $12.9 million and $13.6 million, respectively, of total gross unrecognized tax benefits (in thousands).

	2010	2009
Balance, beginning of year	$13,600	$13,800
Additions to tax provisions related to the current year	-
Additions to tax provision related to prior years	-
Reduction for tax provisions of prior years	(700)	(200)
Balance, end of year	$12,900	$13,600

In accordance with our accounting policy, the Company recognizes accrued interest related to unrecognized tax benefits as a component of income tax expense.

The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject in the United States.

HearUSA, Inc.
Notes to Consolidated Financial Statements

The tax years 2004-2009 remain open to examination by the major taxing jurisdictions to which we are subject in the Province of Canada.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	2010	2009

Deferred income tax assets:
Fixed assets depreciation	$1,085	$1,103
Employee stock-based compensation-non-qualified	518	227
Accrued severance	38	75
Inventory costs	29	26
Joint venture	256	248
Accrued vacation	465	432
Bad debts	161	191
Charitable contributions	24	16
Hearing aid reserve allowance	104
Net operating loss carryfowards	19,989	17,829
Total deferred tax assets	22,669	20,147
Less valuation allowance	(22,459)	(19,851)
Net deferred tax assets	$210	$296
Deferred income tax liabilities:
Amortization of definite lived intangibles	(210)	(296)
Amortization of indefinite lived intangibles	(2,220)	(2,220)
Amortization of goodwill for tax purposes	(5,995)	(5,115)
Total deferred tax liabilities	(8,425)	(7,631)
Net deferred income tax liability	$(8,215)	$(7,335)

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, management has determined that a $22.5 million valuation allowance at December 25, 2010 is necessary related to the United States operations to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is approximately $2.6 million.  At December 25, 2010 the Company has available federal net operating loss carryforwards of approximately $53.2 million, which will expire in the year 2021.

The provision for income taxes on income (loss) from continuing operations differ from the amount computed using the Federal statutory income tax rate as follows (in thousands):

	2010	2009

Benefit at Federal statutory rate	$(2,091)	$332
State income taxes, net of Federal income tax effect	(338)	35
Permanent differences – dividend	-	4,001
Nondeductible expenses	132	215
Change in valuation allowance	2,608	(4,167)
Other	412	464
Income tax expense	$723	$880

HearUSA, Inc.
Notes to Consolidated Financial Statements

In 2010, income tax benefits totaling $157,000 related to the 2009 tax expense were recorded based on the finalization of the Canadian tax return.

Discontinued Operations Income Taxes

A provision was made in 2009 for U.S taxes on earnings of the Company’s Canadian subsidiaries, which was sold in April of 2009.  Taxes on discontinued operations for 2009 included a current tax provision of $1.8 million and a deferred tax benefit of $829,000.  The $1.8 million was paid in February 2010.

15. Commitments and Contingencies

401(k) Plan

The Company established the HearUSA Inc. 401(k) plan in October 1998.  All employees who have attained age 21 with at least three months of service are eligible to participate in the plan. The Company’s contribution to the plan is determined from year to year by the Board of Directors.  The Company’s contributions to the plan were approximately $70,000 and $67,000 for the years 2010 and 2009, respectively.

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

Legal Proceedings

On February 4, 2011, the Company filed a complaint against Siemens Hearing Instruments, Inc. in the Supreme Court of the State of New York.  The Company is seeking a declaratory judgment of the court concerning a claim by Siemens for an additional loan prepayment under the credit agreement of $2.3 million arising from the Company’s sale of its Canadian assets in 2009.  The Company believes it has satisfied the loan prepayment requirement related to the 2009 Canadian sale and that no additional amounts should be due.  On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default.  The notice state that as a result of the Company’s failure to pay the $2.3 million related to the Canadian asset sale, Siemens is declaring the Company in default under the Credit Agreement.  Siemens also claims in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demands the immediate payment of $32.7 million.  The notice states that Siemens intends to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.  On March 17, 2011, the Company filed a motion for a temporary restraining order against Siemens to prevent Siemens from declaring the default, accelerating the full amount under the Credit Agreement and from employing self-help measures to enforce its rights under the Credit Agreement.  The trial court denied the motion and HearUSA appealed.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted a motion by HearUSA for a temporary restraining order against Siemens Hearing Instruments, Inc.

HearUSA, Inc.
Notes to Consolidated Financial Statements
As a result, Siemens is enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction on the condition that HearUSA remain current in all of its other payments to Siemens under the credit agreement.

On March 28, 2011, HearUSA amended its complain to add an additional claim for a declaratory judgment that , in the event the court determines that HearUSA owes the $2.3 million, it may pay that amount within a reasonable time to avoid the default and acceleration of the $32.7 million.  The court has scheduled a preliminary hearing for May 2, 2011.

On April 4, 2011, Siemens filed a motion to dismiss the action.  The court will hear this motion at the May 2, 2011 hearing.

Due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of the proceeding.  An unfavorable outcome could have a material adverse effect on our business, financial condition or results of operations.

In the normal course of our business we may periodically become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of business.  No provision has been made in these Consolidated Financial Statements for such matters.  We do not currently believe that the possible losses in respect of outstanding litigation matters except as discussed above, would have a material adverse impact on our business, financial condition, results of operations or cash flows.

16.  Recent Accounting Pronouncements

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

HearUSA, Inc.
Notes to Consolidated Financial Statements
17. Segments

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

The following is the Company’s segment information (in thousands):

For the years ended:
	Centers (1)	Network	Corporate	Total
Hearing aids and other products revenues
December 25, 2010	$76,349	$835	$-	$77,184
December 26, 2009	$81,086	$-	$-	$81,086

Service revenues
December 25, 2010	$4,339	$1,197	$782	$6,318
December 26, 2009	$4,831	$2,261	$756	$7,848

Income (loss) from operations
December 25, 2010	$13,032	$(1,381)	$(14,274)	$(2,623)
December 26, 2009	$19,588	$795	$(15,296)	$5,087

As of and for the year ended:

December 25, 2010
Depreciation and Amortization	$1,643	$33	$450	2,126
Total assets	$65,770	$905	$14,351	$81,026
Capital expenditures	$426	-	$118	$544
December 26, 2009
Depreciation and amortization	$1,676	$10	$631	$2,317
Total assets	$66,340	$915	$24,058	$91,313
Capital expenditures	$821	-	$283	$1,104

(1)	Amounts in 2009 were reclassified for purposes of reporting the integration of our e-commerce business into the Centers segment.

HearUSA, Inc.
Notes to Consolidated Financial Statements

Hearing aids and other products revenues consisted of the following:

	Years ended
	December 25,	December 26,
	2010	2009
Hearing aid revenues	96.7%	97.0%
Other products revenues	3.3%	3.0%

Services revenues for the Center and the Network segments consisted of the following:

	Years ended
	December 25,	December 26,
	2010	2009
Hearing aid repairs	48.5%	42.7%
Testing and other income	51.5%	57.3%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Years ended
	December 25,	December 26,
Dollars in thousands	2010	2009
Contract service revenue on Canadian support agreement	$(782)	$(756)
General and administrative expense	14,606	15,421
Corporate depreciation and amortization	450	631
Corporate loss from operations	$14,274	$15,296

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

In connection with the preparation and filing of the Company's annual report on Form 10-K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 25, 2010.  The Company’s chief executive officer and chief financial officer concluded that, as of December 25, 2010, the Company’s disclosure controls and procedures were effective.

b. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the COSO framework, management determined that, as of December 25, 2010, our internal control over financial reporting was effective.

c. Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 25, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I) of this Annual Report on Form 10-K. Information regarding our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934 and certain other corporate governance matters may be found in the Company’s 2011 Proxy Statement under the headings “Election of Directors,” “Audit Committee,” and “Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other senior accounting officers. The “Code of Ethics” is located on our Web site (www.hearusa.com).

Item 11.	Executive Compensation

The information required by this Item is set forth in the Company’s 2011 Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis.” “Report of the Compensation Committee,” “Executive Compensation,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation” and the following tables: “Summary Compensation Table, “ “2010 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2010 Fiscal Year End” and “2010 Option Exercises” and is  incorporated herein by this reference as if set forth in full.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in the Company’s 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference. See also Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, included herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth in the Company’s 2011 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the Company’s 2011 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Fees”, which section is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1) Financial Statements

(i)	Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009.
(ii)	Consolidated Statements of Operations for the years ended December 25, 2010 and December 26, 2009.
(iii)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 25, 2010 and December 26, 2009.
(iv)	Consolidated Statements of Cash Flows for the years ended December 25, 2010 and December 26, 2009.
(v)	Notes to Consolidated Financial Statements

Exhibits:

2.1	Plan of Arrangement, including exchangeable share provisions (incorporated herein by reference to Exhibit 2.3 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)).

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

Exhibits:

4.1
Amended and Restated Rights Agreement, dated November 16, 2009 between the Company and American Stock Transfer and Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 17, 2009).

10.1
HEARx Ltd. Stock Option Plan for Non-Employee Directors and Form of Option Agreement (incorporated herein by reference to Exhibits 10.35 and 10.48 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-18 (Reg. No. 33-17041-NY))#

10.2	1995 Flexible Employee Stock Plan (incorporated herein by reference to Exhibit 4 to the Company’s 1995 Proxy Statement)#

10.3	Form of Change in Control Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.)#

10.4	HearUSA 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Joint Proxy Statement/Prospectus on Form S-4 (Reg. No. 333-73022)#

10.5
Amended and Restated Security Agreement, dated February 10, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended April 1, 2006).

10.6
Amended and Restated Supply Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K for the period ended December 30, 2006).*

10.7
Second Amended and Restated Credit Agreement, dated December 30, 2006 between HearUSA, Inc. and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the period ended December 30, 2006).

10.8
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

10.14
Second Amendment to Supply Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 23, 2008).*

10.15
Second Amendment to Investor Rights Agreement dated December 23, 2008 by and between the Company and Siemens Hearing Instruments, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed December 23, 2008).

10.16
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

10.19
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

10.21	Amended and Restated HearUSA 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the period ended June 27, 2009).#

10.22
Form of option grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 18, 2007).#

10.23
Form of time-vesting restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.24
Form of performance-based restricted stock unit grant agreement pursuant to 2007 Equity Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.25
Form of time-vesting restricted stock unit grant agreement pursuant to 2002 Flexible Stock Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K for the period ended December 29, 2007).#

Exhibits:

10.26
Retirement Agreement entered into by and between Paul A. Brown, M.D. and the Company dated February 4, 2008 (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K for the period ended December 29, 2007).#

10.27
Second Amended and Restated Executive Employment Agreement entered into by and between the Company and Stephen J. Hansbrough as of December 10, 2009 (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K for the period ended December 26, 2009).#

10.28
Second Amended and Restated Executive Employment Agreement entered into by and between the Company and Gino Chouinard as of December 10, 2009 (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K for the period ended December 26, 2009).#

10.29
Asset Purchases Agreement among Helix Hearing Care of America Corp and 3371727 Canada, Inc., dated April 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2009).

10.30
Support and Management Services Agreement between the Company and Helix Hearing, Inc. dated April 27, 2009. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended June 27, 2009).

10.31
License Agreement between the Company and Helix Hearing Care of America Corp. dated April 24, 2009 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 27, 2009).

10.32
Form of Nonqualified Option Grant Agreement pursuant to Amended and Restated 2007 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2009).

10.33
Amendment No. 1 to the AARP Hearing Care Program Services Agreement with AARP, Inc. and AARP Services, Inc. dated August 11, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 26, 2009).

10.34
Amendment No. 2 to the AARP License Agreement with AARP, Inc. dated August 11, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 26, 2009).

10.35
Employment Agreement between the Company and Francisco Puñal dated December 10, 2009 (incorporated herein by reference to Exhibit 10.37 to the Company’s Form 10-K for the period ended December 26, 2009).#

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

HearUSA, Inc.
(Registrant)

Date: April 11, 2011	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer
HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Hansbrough	Chairman of the Board	April 11, 2011
Stephen J. Hansbrough	Chief Executive Officer and Director

/s/ Gino Chouinard	President	April 11, 2011
Gino Chouinard	Chief Operating Officer

/s/ Francisco Puñal	Senior Vice President	April 11, 2011
Francisco Puñal	Chief Financial Officer
(Chief Accounting Officer)

/s/ Paul A Brown	Director	April 11, 2011
Paul A. Brown, M.D.

/s/ David J. McLachlan
David J. McLachlan	Director	April 11, 2011

/s/ Thomas W. Archibald
Thomas W. Archibald	Director	April 11, 2011

/s/ Joseph L. Gitterman III
Joseph L. Gitterman III	Director	April 11, 2011

/s/ Michel Labadie
Michel Labadie	Director	April 11, 2011

/s/ Bruce Bagni
Bruce Bagni	Director	April 11, 2011

/s/ Stephen W. Webster	Director	April 11, 2011
Stephen W. Webster

/s/ Ozarslan A. Tangun	Director	April 11, 2011
Ozarslan A Tangun