Form 10-K/A
period 2010-12-25
HEARUSA INC
filed 2011-04-20
CIK 821536

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On April 14, 2011, 45,006,218 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Directors

Name and Age	Director Since	Position with the Company
Thomas W. Archibald (72)	1993	Director
Bruce N. Bagni (66)	2005	Director
Paul A. Brown (73)	1986	Director
Joseph L. Gitterman III (75)	1997	Director
Stephen J. Hansbrough (64)	1997	Chief Executive Officer and Chairman of the Board
Michel Labadie (57)	2002	Director
David J. McLachlan (72)	1986	Lead Independent Director
Ozarslan A. Tangun (39)	2009	Director
Stephen W. Webster (50)	2008	Director

Thomas W. Archibald has served on the Board of Directors since 1993.  He brings to the Board of Directors decades of executive-level experience with The Bank of New York and previously with Irving Trust Company (before it merged with The Bank of New York in 1988).  He retired from The Bank of New York in 1995 where he served as Executive Vice President of the Personal Trust Sector and Private Banking.  His experience in the banking and securities industries provides the Board with not only management experience and expertise but also knowledge of the banking and securities industries.  His education is from the London School of Economics and Denison University (B.A., economics) and Ohio State University (J.D.).  His background has been particularly well suited for the Compensation Committee of the Board of Directors, which he chairs. These attributes and expertise and his depth of experience with the Company over the 18 years he has served the Company have been the reasons the Nominating and Corporate Governance Committee has recommended him for election to the Board of Directors.

Bruce N. Bagni joined the Board of Directors in 2005 shortly after his retirement from Blue Cross Blue Shield of Florida at the end of 2004 where he was Senior Vice President for Public Affairs, General Counsel and Corporate Secretary.  He was originally appointed to the Company’s Board of Directors by the Board to fill a vacancy created when the Board was expanded from six to seven members, primarily to increase the number of independent members of the Board and expand available Board expertise.  Mr. Bagni was selected to fill that vacancy because of his experience in the health and insurance industries, two industries in which the Company functions as a provider of hearing health care, and because of his independence.  Mr. Bagni had been a member of the Office of the CEO at Blue Cross Blue Shield of Florida, which office developed corporate strategy and provided overall management and leadership for that organization.  This experience and Mr. Bagni’s prior experience at UNUM Life Insurance Company where he was employed from 1986 to 1992 when he joined Blue Cross Blue Shield, has been valuable to the Company since Mr. Bagni joined the Board and the Company believes that this insurance industry experience will continue to benefit the Company.  In addition, Mr. Bagni holds a B.A. from the University of Southern California, a J.D. from Indiana University (Indianapolis) and a Master of Law degree from Columbia University.

Paul A. Brown, M.D. is the founder of the Company and has served on the Board since the Company’s inception in 1986.  He holds an A.B. from Harvard College and an M.D. from Tufts University School of Medicine.  His medical training and previous experience as founder, Chairman and Chief Executive Officer of MetPath Inc., continue to provide the Board with a unique perspective on the Company’s business, the precepts of its founding and the Company’s commitment to patient care and the medical model of hearing care.  Dr. Brown was Chairman of the Board of the Company until February of 2008 when he retired and was named Chairman Emeritus.  He served as Chief Executive Officer from 1986 until July 2002.  Dr. Brown has remained very active in education, the community and business.  The Nominating Committee and the Board of Directors believe that this experience continues to benefit the Company.  Dr. Brown was formerly Chairman of the Board of Overseers of Tufts University School of Medicine, an Emeritus member of the Board of Trustees of Tufts University, a past member of the Visiting Committee of Boston University School of Medicine and a past part-time lecturer in pathology and member of the visiting Community at Columbia University College of Physicians and Surgeons.

Joseph L. Gitterman, III is currently the manager of the EIP Group, an investing, trading and consulting firm that he founded in 1994.  Until 1994, he was a Senior Managing Director of LaBranche & Co.  He was a member of the New York Stock Exchange for over thirty years and was appointed a Governor in 1986.  At the New York Stock Exchange, Mr. Gitterman served on more than 14 committees, serving as chairman of many of them.  Mr. Gitterman has served on the Company’s Board of Directors since 1997.  His vast prior and current experience in the financial industry brings a capital markets perspective and expertise to the Board of Directors.  The Nominating Committee and Board of Directors believes that this, combined with his leadership skills and attributes gained over decades in business, suits him well to provide perspective and leadership to the Company.

Stephen J. Hansbrough is currently serving as the Company’s Chief Executive Officer and Chairman of the Board.  He has been with the Company since December of 1993.  Before joining the Company, Mr. Hansbrough was Chairman and Chief Executive Officer of Dart Drug Stores, a position he held after serving as the Senior Vice President of Dart Drug Corporation, where he was instrumental in starting its affiliated group of companies (Crown Books and Trak Auto).  These companies, along with Dart Drug Stores, had over 400 retail locations and generated approximately $550 million in annual revenues with over 3,000 employees.  Mr. Hansbrough brings this extensive retail experience to the Company and provides this unique perspective to the work of the Board of Directors.

Michel Labadie has served on the Board of Directors since 2002 when the Company acquired Helix Hearing Care of America Corp.  Mr. Labadie was a director of Helix Hearing Care of America Corp.  Since 1992, Mr. Labadie has been President and Chief Executive Officer of Les pros de la Photo (Quebec) Inc., the largest photo finishing company in Canada.  Previously, he worked as the head of the Venture Capital, Portfolio Management and Mergers and Acquisition Departments of a major financial institution.  This extensive business experience has been particularly valuable to the Company generally and specifically in connection with the integration of the Canadian operations of Helix into HearUSA and later in connection with the Company’s acquisition program.  The Board believes his business experience will continue to benefit the Company through Mr. Labadie’s continued service on the Board of Directors.

David J. McLachlan served as Executive Vice President and Chief Financial Officer of Genzyme Corporation, a biotechnology company, from 1989 to 1999 and then senior advisor to Genzyme’s chairman and chief executive officer until June of 2004.  Since that time he has served on other public company boards of directors and is currently serving on the board of Dyax Corp., a biotechnology company, and Skyworks Solutions, Inc., a manufacturer of analog, mixed signal and digital semiconductors for mobile communications.  He is a graduate of Harvard Business School and Harvard College.  His public company experience, especially as the chief financial officer of Genzyme, brings public company perspective and financial reporting expertise to the Board.  He has served on the Board since the Company was founded in 1986 and therefore has over two decades of experience with the Company, which the Nominating Committee and Board of Directors believes to be valuable on an ongoing basis to the Company.   Mr. McLachlan currently serves as the Company’s Lead Independent Director.

Ozarslan A. Tangun is the newest member of the Board of Directors.  He was appointed by the Board to fill a vacancy created for his service in October 2009.  Mr. Tangun is the founder and managing member of Patara Capital Management, LP, an investment partnership founded in April 2006.  Prior to establishing Patara Capital, Mr. Tangun was employed by Southwest Securities, a full service brokerage firm based in Texas, from 1995 to 2006.  During this time, Mr. Tangun held the position of Director of Research for over six years.  He also held the positions of Senior Vice President and Associate Director of Research. His depth of current experience and expertise in the securities industry brings the Board of Directors a fresh securities industry perspective and, with his company’s investment in HearUSA, an investor perspective.  Mr. Tangun currently serves on the board of directors of XETA Technologies, Inc., a Nasdaq communications solution company servicing Fortune 1000 companies.  Mr. Tangun is a graduate of the University of Iowa (MBA).  He is a CFA charter holder.

Stephen W. Webster is currently the Senior Vice President of Finance and Chief Financial Officer of Adolor Corporation, a biopharmaceutical company dedicated to the discovery, development and commercialization of novel prescription pain management products.  Mr. Webster has over twenty years of healthcare industry related experience.  Before assuming his position at Adolor in June 2008, Mr. Webster served as Managing Director of Healthcare Investment Banking at Broadpoint Capital (formerly First Albany Capital).  Previously, from 2000 to 2006, Mr. Webster was co-founder, President and Chief Executive Officer of Neuronyx, Inc., a privately held biotechnology company.  Mr. Webster also spent over 13 years at PaineWebber Incorporated, including as director, investment banking division, health care group.  It was Mr. Webster’s healthcare experience and his public company, particularly chief financial officer, experience which the Board believed was important when it invited Mr. Webster to join the Board of Directors in 2008.  The Board was interested in expanding the board to include more independent directors and to gain greater financial expertise in connection, in particular, with its Audit Committee work.  The Nominating Committee and the Board of Directors believes that Mr. Webster will continue to make valuable contributions to the Board and in particular to the Audit Committee, a committee he currently chairs.  Mr. Webster earned his MBA in Finance from The Wharton School and his AB in Economics cum laude from Dartmouth College.

There are no family relationships between or among any directors or executive officers of the Company.

Audit Committee

The Company has a separately designated standing audit committee.  During 2010, the HearUSA Audit Committee was comprised of Messrs. Archibald, Bagni, Gitterman, Labadie, McLachlan, Tangun and Webster, all of whom are “independent” as defined by the NYSE Amex listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Mr. Webster served as Chairman of the Audit Committee. The Board of Directors has determined that each member of the Audit Committee is financially literate and Messrs. McLachlan and Webster are “audit committee financial experts” within the meaning of the rules and regulations adopted by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own beneficially more than ten percent of any class of equity security of the Company to file with the Securities and Exchange Commission initial reports of such ownership and reports of changes in such ownership. Officers, directors and such beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of copies of reports furnished to the Company, during the fiscal year ended December 25, 2010, all Section 16(a) filing requirements applicable to its executive officers and directors were made on a timely basis.

Corporate Governance and Code of Ethics

The Board of Directors has adopted corporate governance guidelines upon the recommendation of the Nominating and Corporate Governance Committee. The Board also has adopted a Code of Ethics applicable to all the Company’s directors, officers and employees. A copy of both the corporate governance guidelines and the code of ethics are available on the Company’s website at www.hearusa.com.

Executive Officers

Information regarding executive officers may be found in the section captioned “Executive Officers of the Registrant” (Part I) of this Annual Report on Form 10-K.

Item 11.               Executive Compensation

The following table presents summary information concerning 2010 compensation awarded or paid to, or earned by, (i) the Company’s chief executive officer, (ii) the Company’s chief financial officer and (iii) each of the other persons who served as executive officers in 2010 whose salary and bonus exceeded $100,000 (the “Named Executive Officers”) for the year 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Nonequity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Stephen J. Hansbrough	2010	399,000	—	—	205,362	—	—	604,362
CEO and Chairman of the	2009	406,000	—	94,504	107,448	99,408	—	707,360
Board (1)	2008	415,000	—	126,490	—	—	—	541,490
Gino Chouinard (2)	2010	333,000	—	—	114,090	—	—	447,090
President and	2009	333,000	—	52,502	62,678	82,840	—	531,020
Chief Operating Officer	2008	306,000	10,000	63,245	—	—	—	379,245
Frank Puñal (3)	2010	238,000	—	—	68,454	—	—	306,454
Senior Vice President	2009	235,000	—	31,501	53,724	49,310	—	369,535
and Chief Financial Officer	2008	127,000	—	—	175,000	—	—	302,000

(1)
The $99,408 non-equity incentive plan compensation reflected in 2009 was earned in 2009 as a cash incentive award for achievement by the Company of a 2009 adjusted net income and individual performance goals and paid in 2010.

(2)
Mr. Chouinard was promoted to the position of president and chief operating officer on February 23, 2009. His compensation for 2008 reflects that earned by him in his role as president and chief financial officer. The $82,840 non-equity incentive plan compensation reflected in 2009 was earned in 2009 as a cash incentive award for achievement by the Company of 2009 adjusted net income and individual performance goals and paid in 2010.  The $10,000 bonus reflected in 2008 was paid in 2008 as a discretionary bonus for 2007 performance.

(3)
Mr. Puñal joined the Company on April 28, 2008, as the Company’s chief accounting officer. He was promoted to the position of chief financial officer on February 23, 2009. His compensation for 2008 reflects that earned by him in his role as senior vice president and chief accounting officer. The $49,310 non-equity incentive plan compensation reflected in 2009 was earned in 2009 as a cash incentive award for achievement by the Company of 2009 adjusted net income and individual performance goals and paid in 2010.

(4)
Does not reflect amounts actually received as compensation but represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 based on the probable outcome of the performance conditions measures as of the grant date.  The grant date fair value of the 2010 performance based awards assuming achievement of the maximum performance criteria would be $127,575, $74,925 and $57,713 for Mr. Hansbrough, Mr. Chouinard and Mr. Puñal, respectively.  The grant date fair value of the 2009 performance based awards assuming achievement of the maximum performance criteria would be $121,500, $67,500 and $40,500 for Mr. Hansbrough, Mr. Chouinard and Mr. Puñal, respectively.  The grant date fair value of the 2008 performance based awards assuming achievement of the maximum performance criteria could be $292,600 and $191,100 for Mr. Hansbrough and Mr. Chouinard, respectively.   For a discussion of the assumptions used in calculating the expense, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

(5)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  For discussion of the assumptions used in calculating the expense, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Employment Agreements

The Company entered into amended and restated executive employment agreements on December 10, 2009 with each of Mr. Hansbrough and Mr. Chouinard.  Mr. Hansbrough’s agreement was amended to provide for a new three-year term, which is renewable for successive one-year terms unless notice of non-renewal is given. Mr. Chouinard’s agreement was amended to reflect his new title of president and chief operating officer and to provide for a new three-year term, which is renewable for successive one-year terms unless notice of non-renewal is given. The agreements provide for annual base compensation (for Mr. Hansbrough in the amount of $420,000 and for Mr. Chouinard in the amount of $350,000, both to be reviewed and adjusted in the discretion of the Compensation Committee, usually on an annual basis), participation in the Company’s current employee benefit plans and, at the discretion of the Board of Directors, in equity compensation plans and cash incentive plans. The Compensation Committee, Mr. Hansbrough and Mr. Chouinard agreed to a 5% reduction in their 2010 annual base compensation as part of the Company’s cost reduction initiatives implemented in 2010.  In the event Mr. Hansbrough is terminated without cause prior to the end of the term, or if the Company declines to renew the agreement at the end of the term, Mr. Hansbrough is entitled to severance of two times base salary plus cash bonus for the year, continuation of health and life insurance benefits for 24 months, acceleration by 12 months of unvested options and extension of post-termination option exercise periods of such vested options. In the event Mr. Chouinard is terminated without cause prior to the end of the term, or if the Company declines to renew the agreement at the end of the term, Mr. Chouinard is entitled to severance of 1.5 times base salary plus cash bonus for the year, continuation of health and life insurance benefits for 18 months, acceleration by 12 months of unvested options and extension of post-termination option exercise periods of such vested options.

In the event of a change in control and the termination of Mr. Hansbrough without cause or his resignation with good reason, Mr. Hansbrough will be entitled to receive three times his base salary plus bonus for the year, continuation of health and life insurance benefits for a period of 36 months, acceleration of vesting of all unvested options and extension of the exercise period, and immediate vesting of all performance-based restricted stock or stock unit grants. In the event of a change in control and the termination of Mr. Chouinard without cause or his resignation with good reason, Mr. Chouinard will be entitled to receive two times his base salary plus bonus for the year, continuation of health and life insurance benefits for a period of 24 months, acceleration of vesting of all unvested options and extension of the exercise period, and immediate vesting of all performance-based restricted stock or stock unit grants. The agreements do not include “gross up” payment provisions to cover incremental tax liability of the executives in the event payments are made pursuant to the change in control provisions.  Mr. Hansbrough and Mr. Chouinard’s employment agreements were also amended to include the “modified 280G cutback” which provides that, in the event of a change in control (as defined in the employment agreement), if the executive would receive severance in excess of the 280G statutory safe harbor amount, the executive will receive the amount of severance that results in the greatest after-tax proceeds to the executive in place of the previous 280G provision in the executives’ agreements which provided for a cap on change-in-control payments so as not to trigger 280G.

On December 10, 2009, the Company entered into an employment agreement with Francisco Puñal, chief financial officer of the Company. The initial term of the agreement is three years, renewable for successive one-year terms unless notice of non-renewal is given. The agreement provides for an annual base salary of $250,000, participation in the Company’s current employee benefit plans and, at the discretion of the Board of Directors, in equity compensation plans and cash incentive plans. The Compensation Committee Mr. Puñal agreed to a 5% reduction in their 2010 annual base compensation as part of the Company’s cost reduction initiatives implemented in 2010.  In the event Mr. Puñal is terminated without cause prior to the end of the term, or if the Company declines to renew the agreement at the end of the term, Mr. Puñal is entitled to severance of 12 months’ base salary plus the cash bonus for the year, continuation of health and life insurance benefits for 12 months, acceleration by 12 months of unvested options, certain vesting and payouts of performance-based restricted stock or stock unit grants and extension of post-termination option exercise periods of vested options.

In the event of a change in control (as defined in the agreement) and the termination of Mr. Puñal without cause or his resignation with good reason (as defined in the agreement), Mr. Puñal would be entitled to receive 1.5 times his base salary plus cash bonus for the year, continuation of health and life insurance benefits for a period of 18 months, acceleration of vesting of all unvested options and extension of the exercise period. In addition, Mr. Puñal’s contract includes a “modified 280G cutback” as described above.

The executives have agreed to specified non-compete obligations during the term of their employment and for a period of time following their termination.

Potential Payments Upon Termination or Change in Control

Assuming a termination of each of the named executive officers on December 25, 2010 both with and without a change in control, the following table discloses (i) the amounts which would be due to each of our named executive officers in the form of lump sum cash payments, (ii) the value of continuation of health and life insurance benefits, (iii) the value of acceleration of unvested options, and (iv) the value of certain vesting and payouts of performance-based restricted stock or stock unit grants, all pursuant to the employment agreements described above. Any actual amounts payable to each executive listed below upon his termination can only be determined definitively at the time of each executive’s actual termination, after a change in control.

Name	Lump Sum Cash Payment ($)	Value of Accelerated Vesting on Equity Awards ($)	Continuation of Healthcare Benefits ($)	Total ($)
Stephen J. Hansbrough (1)
Termination without Change in Control	1,077,300	144,097	46,219	1,268,416

Termination with Change in Control	1,476,300	144,097	69,328	1,690,525
Gino Chouinard (2)
Termination without Change in Control	732,600	80,732	27,147	840,479

Termination with Change in Control	899,100	80,732	36,196	1,016,028
Frank Puñal (3)
Termination without Change in Control	357,000	49,702	18,044	424,746

Termination with Change in Control	476,000	49,702	27,066	552,768

(1)
The estimated aggregate total of termination benefits during the 24-month severance period if Mr. Hansbrough had been terminated without “cause” on December 25, 2010 in the absence of a change in control would have been approximately $1,268,416, consisting of the following: (a) two times Mr. Hansbrough’s annual base salary on December 25, 2010 (his base salary on December 25, 2010 was $399,000); (b) maximum cash bonus assuming all performance targets would have been met (his maximum cash bonus on December 25, 2010 was $279,300); (c) valuation of the acceleration of Mr. Hansbrough’s outstanding and unvested options and RSU’s calculated on the closing price of the Company’s common stock on December 25, 2010 was $144,897, (d) 24 months of health insurance coverage, at a total cost of approximately $44,070; and (e) 24 months of life insurance coverage, at a cost of approximately $2,149. The estimated aggregate total of benefits upon a “change of control” and subsequent termination if Mr. Hansbrough had been terminated on December 25, 2010 would have been approximately $1,690,525, consisting of the following: a) three times Mr. Hansbrough’s annual base salary on December 25, 2010 (his base salary on December 25, 2010 was $399,000); (b) maximum cash bonus assuming all performance targets would have been met (his maximum cash bonus on December 25, 2010 was $279,300); (c) valuation of the acceleration of Mr. Hansbrough’s outstanding and unvested options and RSU’s calculated on the closing price of the Company’s common stock on December 25, 2010 was $144,897, (d) 36 months of health insurance coverage, at a total cost of approximately $66,105; and (e) 36 months of life insurance coverage, at a cost of approximately $3,223.

(2)
The estimated aggregate total of termination benefits during the 18-month severance period if Mr. Chouinard had been terminated without “cause” on December 25, 2010 in the absence of a change in control would have been approximately $840,479, consisting of the following: (a) 1.5 times Mr. Chouinard’s annual base salary on December 25, 2010 (his base salary on December 25, 2010 was $333,000); (b) maximum cash bonus assuming all performance targets would have been met (his maximum cash bonus on December 25, 2010 was $233,100); (c) valuation of the acceleration of Mr. Chouinard’s outstanding and unvested options and RSU’s calculated on the closing price of the Company’s common stock on December 25, 2010 was $80,732, (d) 18 months of health insurance coverage, at a total cost of approximately $25,536; and (e) 18 months of life insurance coverage, at a cost of approximately $1,611. The estimated aggregate total of benefits upon a “change of control” and subsequent termination if Mr. Chouinard had been terminated on December 25, 2010 would have been approximately $1,016,028, consisting of the following: a) two times Mr. Chouinard’s annual base salary on December 25, 2010 (his base salary on December 25, 2010 was $333,000); (b) maximum cash bonus assuming all performance targets would have been met (his maximum cash bonus on December 25, 2010 was $233,100); (c) valuation of the acceleration of Mr. Chouinard’s outstanding and unvested options and RSU’s calculated on the closing price of the Company’s common stock on December 25, 2010 was $80,732, (d) 24 months of health insurance coverage, at a total cost of approximately $34,048; and (e) 24 months of life insurance coverage, at a cost of approximately $2,148.

(3)
The estimated aggregate total of termination benefits during the 12-month severance period if Mr. Puñal had been terminated without “cause” on December 25, 2010 in the absence of a change in control would have been approximately $424,746, consisting of the following: (a) one times Mr. Puñal’s annual base salary on December 25, 2010 (his base salary on December 25, 2010 was $238,000); (b) maximum cash bonus assuming all performance targets would have been met (his maximum cash bonus on December 25, 2010 was $119,000); (c) valuation of the acceleration of Mr. Puñal’s outstanding and unvested options and RSU’s calculated on the closing price of the Company’s common stock on December 25, 2010 was $49,702, (d) 12 months of health insurance coverage, at a total cost of approximately $17,024; and (e) 12 months of life insurance coverage, at a cost of approximately $1,020. The estimated aggregate total of benefits upon a “change of control” and subsequent termination if Mr. Puñal had been terminated on December 25, 2010 would have been approximately $552,768, consisting of the following: a) 1.5 times Mr. Puñal’s annual base salary on December 25, 2010 (his base salary on December 25, 2010 was $238,000); (b) maximum cash bonus assuming all performance targets would have been met (his maximum cash bonus on December 25, 2010 was $119,000); (c) valuation of the acceleration of Mr. Puñal’s outstanding and unvested options and RSU’s calculated on the closing price of the Company’s common stock on December 25, 2010 was $49,702, (d) 18 months of health insurance coverage, at a total cost of approximately $25,536; and (e) 18months of life insurance coverage, at a cost of approximately $1,530.

2010 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All other Stock Awards: Number of	All other Option Awards: Number of Securities	Exercise or Base Price	Grant Date Fair Value
Name	Grant Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)	Shares of Stock or Units (#)	Underlying Options (#)	of Option Awards ($/Sh)	of Stock and Option Awards
Stephen J. Hansbrough (1)	2/9/2010	—	—	—	—	—	180,000	1.35	205,362
Gino Chouinard (1)	2/9/2010	—	—	—	—	—	100,000	1.35	114,090
Frank Puñal (1)	2/9/2010	—	—	—	—	—	60,000	1.35	68,454

(1)	The option grants reflected on the table vest ratably over four years commencing in 2011.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)
Stephen J. Hansbrough (1)	250,000	—	0.35	3/31/2013
	400,000	—	1.33	8/25/2014
	420,000	—	1.47	9/24/2017
	60,000	180,000	0.53	2/23/2019
		180,000	1.35	2/9/2020
					96,204	83,697	—	—
Gino Chouinard (2)
	200,000	—	0.35	3/31/2013
	350,000	—	1.33	8/25/2014
	50,000	—	1.79	5/9/2015
	210,000	—	1.47	9/24/2017
	35,000	105,000	0.53	2/23/2019
	—	100,000	1.35	2/9/2020
					51,761	45,032	—	—
Frank Puñal (3)	50,000	50,000	1.39	5/19/2018
	20,000	20,000	1.70	7/29/2018
	30,000	90,000	0.53	2/23/2019
		60,000	1.35	2/9/2020
					21,956	19,102	—	—

(1)
Mr. Hansbrough’s unexercisable options become exercisable as follows: 60,000 on each date of February 23, 2011, 2012 and 2013, 45,000 on each date of February 9, 2011, 2012, 2013 and 2014.  Mr. Hansbrough’s unvested stock units become vested as follows: 30,334 on February 25, 2011, and 32,935 on each date of March 31, 2011 and 2012.

(2)
Mr. Chouinard’s unexercisable options become exercisable as follows: 35,000 on each date of February 23, 2011, 2012 and 2013, 25,000 on each date of February 9, 2011, 2012, 2013 and 2014.  Mr. Chouinard’s unvested stock units become vested as follows: 15,167 on February 25, 2011, and 18,297 on each date of March 31 2011 and 2012.

(3)
Mr. Puñal’s unexercisable options become exercisable as follows: 25,000 on each date of May 9, 2011, and 2012, 10,000 on each date of July 29, 2011 and 2012, and 30,000 on each date of February 23, 2011, 2012 and 2013, 15,000 on each date of February 9, 2011, 2012, 2013 and 2014.  Mr. Puñal’s unvested stock units become vested as follows: 10,978 on March 31, 2011 and 2012.

2010 Option Exercises

There were no stock option exercises during 2010 by the executive officers named in the Summary Compensation Table.

Compensation of Directors

The following table provides information about compensation to directors during 2010.

DIRECTOR COMPENSATION

Name (1)	Fees Earned Or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Thomas W. Archibald	43,725	21,105	—	64,830
Bruce Bagni	30,250	16,884	—	47,134
Joseph L. Gitterman III	26,600	16,884	—	43,484
Paul A. Brown, M.D.	30,000	16,884	—	46,884
Michel Labadie	22,700	16,884	—	39,584
David J. McLachlan	27,250	25,326	—	52,576
Ozarslan A. Tangun	27,250	16,884	—	44,134
Stephen W. Webster	31,900	21,105	—	53,005

(1)	Mr. Hansbrough was not compensated separately for his service on the Board of Directors. See Summary Compensation Table, above, for information relating to Mr. Hansbrough’s compensation.

(2)
On June 10, 2010, each non-employee director was granted a 10 year option to purchase up to 20,000 shares of Common Stock pursuant to the Company’s 2007 Incentive Compensation Plan. The exercise price of those options was the market price on date of grant (closing price of the Common Stock on the date of the grant of $1.00) and the options vest ratably over three years commencing on the first anniversary of the grant. On June 10, 2010, Mr. McLachlan, as Lead Director, was granted a 10-year option to purchase up to 10,000 shares of Common Stock pursuant to the Company’s 2007 Incentive Compensation Plan. The exercise price of those options was the market price on date of grant (closing price of the Common Stock on the date of the grant of $1.00) and the options vest ratably over three years commencing on the first anniversary of the grant. On June 10, 2010, Mr. Archibald, as Compensation Committee Chairman, was granted a 10-year option to purchase up to 5,000 shares of Common Stock pursuant to the Company’s 2007 Incentive Compensation Plan. The exercise price of those options was the market price on date of grant (closing price of the Common Stock on the date of the grant of $1.00) and the options vest ratably over three years commencing on the first anniversary of the grant. On June 10, 2010, Mr. Webster, as Audit Committee Chairman, was granted a 10-year option to purchase up to 5,000 shares of Common Stock pursuant to the Company’s 2007 Incentive Compensation Plan. The exercise price of those options was the market price on date of grant (closing price of the Common Stock on the date of the grant of $1.00) and the options vest ratably over three years commencing on the first anniversary of the grant.  As of December 25, 2010, options granted to the non-employee directors and still outstanding were as follows: Thomas W. Archibald, 115,000; Bruce Bagni, 80,000; Paul A. Brown, MD., 60,000; Joseph L. Gitterman, 105,000; Michel Labadie, 105,000; David J. McLachlan, 135,000; Ozarslan A. Tangun, 45,000; and Stephen W. Webster, 75,000.

The Company pays each non-employee director a meeting fee of $1,300 for each in person meeting of the Board that they attend and a fee of $650 for each telephonic Board or special committee meeting in which they participate. For each committee meeting the Company pays $650. Each committee chair is paid an annual amount of $3,000 except that the Audit Committee Chairman is paid an amount of $4,000. The Company pays Dr. Brown an additional $30,000 per year in recognition of his service as chairman emeritus of the Board of Directors. In addition, the Company pays each non-employee director a cash annual retainer fee of $17,500 and an annual grant of 20,000 ten-year options (with an exercise price at the market price on date of grant, vesting ratably over three years) upon re-election to the Board. The Lead Independent Director receives an additional 10,000 options each year and the Chairman of the Audit Committee and of the Compensation Committee receive an additional 5,000 options each year at the time of the annual grants. The Company reimburses directors for their out-of-pocket expenses for attendance at meetings of the Board.

Compensation Committee Interlocks and Insider Participation

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2011, the names and addresses of all persons known by the Company to be beneficial owners of more than five percent of the Common Stock.  As of March 31, 2011, there were 44,964,319 shares of Common Stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent of Class [CONFIRM CALCULATIONS]

Common Stock	Siemens Hearing Instruments, Inc. 10 Constitution Ave Piscataway, NJ 08855	6,400,000	(1)	14.2%

Common Stock	Jack Silver SIAR Capital LLC 660 Madison Avenue New York, NY 20021	4,449,000	(2)	9.9%

Common Stock	Arcadia Capital Advisors, LLC 175 Great Neck Road, Suite 406 Great Neck, NY 11021	4,337,902	(3)	9.7%

Common Stock	Paul A. Brown, M.D. 1250 Northpoint Parkway West Palm Beach, FL 33407	2,019,400	(4)	4.5%

Common Stock	Michel Labadie 90, Beaubien Street West Montreal, Quebec Canada, H2S 1 V6	2,297,802	(5)	5.1%

(1)
As reported on Schedule 13D/A filed on March 17, 2011, Siemens Hearing Instruments, Inc. owns 6,400,000 shares. It also reports the beneficial ownership of these shares by its parent, Siemens Aktiengesellschaft.

(2)
As reported on Schedule 13G filed on February 9, 2011, this includes 3,649,000 shares of Common Stock held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Jack Silver is a trustee, 800,000 shares of Common Stock held by Jack Silver.

(3)
As reported on Schedule 13D/A filed on March 18, 2011, Arcadia Capital Advisors, LLC owns 4,337,902 shares. The Schedule also reports beneficial ownership of these shares by Arcadia Opportunity Master Fund, Ltd. and M.D. Sass FinStrat Arcadia Capital Holdings, LLC.

(4)	Includes 40,000 shares of Common Stock issuable upon exercise of options which are currently exercisable (or exercisable within 60 days).

(5)
Includes 1,485,540 shares of Common Stock held by Les Partenaires de Montreal, s.e.c. Michel Labadie is a director of Les Partenaires de Montreal Inc., general partner for Les Partenaires de Montreal, s.e.c. Also includes 733,928 shares held by Gestion Fremican Inc. Michel Labadie is a shareholder and director of Gestion Fremican, Inc. Also includes 78,334 shares of Common Stock issuable to Mr. Labadie upon the exercise of options, which are currently exercisable.

Security Ownership of Management

The following table sets forth, as of March 31, 2011, the number of shares of Common Stock owned beneficially by each director, each executive officer named in the Summary Compensation Table and all directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (*)
Thomas W. Archibald	297,668	(1)	*
Bruce Bagni	46,667	(2)	*
Paul A. Brown, M.D.	2,019,400	(3)	4.5%
Gino Chouinard	958,939	(4)	2.0%
Joseph L. Gitterman III	371,667	(5)	*
Stephen J. Hansbrough	1,441,982	(6)	3.1%
Michel Labadie	2,297,802	(7)	5.1%
David J. McLachlan	285,646	(8)	*
Frank Puñal	163,043	(9)	*
Ozarslan A. Tangun	4,004,870	(10)	8.9%
Stephen W. Webster	33,335	(11)	*
All directors and executive officers as a group (11 persons)	11,921,019	(12)	25.0%

*	Less than one percent of class calculated as a percentage of issued and outstanding Common Stock as of March 31, 2011.

(1)	Includes 81,668 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable.

(2)	Includes 46,667 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable.

(3)	Includes 40,000 shares of Common Stock issuable upon exercise of options which are currently exercisable (or exercisable within 60 days).

(4)	Includes 905,000 employee stock options and 18,297 restricted stock units which are currently exercisable (or exercisable within 60 days).

(5)	Includes 71,667 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable.

(6)	Includes 1,235,000 employee stock options and 32,935 restricted stock units which are currently exercisable (or exercisable within 60 days).

(7)
Includes 1,485,540 shares of Common Stock held by Les Partenaires de Montreal, s.e.c. Michel Labadie is a director of Les Partenaires de Montreal Inc., general partner for Les Partenaires de Montreal, s.e.c. Also includes 733,928 shares held by Gestion Fremican Inc. Michel Labadie is a shareholder and director of Gestion Fremican, Inc. Also includes 78,334 shares of Common Stock issuable to Mr. Labadie upon the exercise of options which are currently exercisable.

(8)	Includes 91,667 shares of Common Stock issuable upon the exercise of non-qualified options, all of which are currently exercisable.

(9)	Includes 145,000 employee stock options and 10,978 restricted stock units which are currently exercisable (or exercisable within 60 days).

(10)
As reported on Schedule 13D/A filed on May 19, 2009 by Patara Capital, LP, Patara Partners, LP, Patara Capital Management, LP (collectively the Patara Reporting Persons), William M. Sams, Marlin Sams Fund, L.P, Marlin Sams GenPar, LLC, Gladwyne Marlin GenPar, LLC, Suzanne Present, Michael Solomon and Candice McCurdy and Chad McCurdy (collectively the Sams Reporting Persons).  Pursuant to this Schedule 13D/A, the Patara Reporting Persons beneficially own 1,896,869 shares and the Sams Reporting Persons beneficially own 2,093,000.  Ozarslan A. Tangun is the founder and managing member of Patara Capital Management, LP and may be deemed to beneficially own the shares reported on this Schedule 13D/A.  Also includes 15,001 shares of Common Stock issuable to Mr. Tangun upon the exercise of options which are currently exercisable.

(11)	Includes 33,335 employee stock options which are currently exercisable (or exercisable within 60 days).

(12)	Includes 2,805,549 shares of Common Stock issuable upon the exercise of options, restricted stock units and warrants, which are currently exercisable (or exercisable within 60 days).

Item 13.	Certain Relationships and Related Transactions and Director Independence

Our Audit Committee charter requires that the Audit Committee review and approve all transactions between the Company and any related parties. During 2010, there were no such transactions.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Services And Fees

Aggregate fees for professional services rendered for the Company by BDO USA, LLP for the years ended December 26, 2009 and December 25, 2010 were as follows:

	2010	2009
Audit fees	$337,000	$315,000
Audit related fees	10,000	93,900
Tax fees	154,600	158,000
All other fees	—	—
Total	$501,600	$566,900

Audit fees consisted principally of professional services rendered by BDO USA, LLP for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for that fiscal year.

Audit-related fees consisted principally of professional services rendered for various accounting consultations.

Tax fees consisted of services rendered in connection with the preparation and review of federal, state, local, franchise and other tax returns and consultations as to the tax treatment of transactions or events and the actual and/or potential impact of final or proposed tax laws, rules, regulations or interpretations by tax authorities.

The Company’s Audit Committee has considered whether the non-audit services provided by the Company’s independent registered public accounting firm in connection with the year ended December 25, 2010 were compatible with the auditor’s independence and concluded that they were so compatible.

The Company has adopted a pre-approval policy requiring that the Audit Committee pre-approve all audit and non-audit services performed by the Company’s independent registered public accounting firm. Under the policy, some services may be pre-approved without consideration of specific case-by-case services, while others require the specific pre-approval of the Audit Committee. Annual audit services are subject to the specific pre-approval of the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearUSA, Inc.
(Registrant)

Date: April 20, 2011	/s/ Stephen J. Hansbrough
Stephen J. Hansbrough
Chairman and Chief Executive Officer
HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.