Form 10-Q
period 2011-04-02
HEARUSA INC
filed 2011-06-27
CIK 821536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 2, 2011

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

On June 8, 2011, 45,609,757 shares of the Registrant’s Common Stock were outstanding.

Part I – Financial Information
Item 1. Financial Statements

HearUSA, Inc.
Consolidated Balance Sheets
(unaudited)

	April 2,	December 25,
	2011	2010
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,916	$3,902
Short-term marketable securities	-	500
Accounts and notes receivable, less allowance for doubtful accounts of $453 and $484	3,850	4,485
Inventories	1,424	1,493
Prepaid expenses and other	550	354
Total current assets	7,740	10,734
Property and equipment, net	3,234	3,317
Goodwill	-	51,927
Intangible assets, net	11,901	12,123
Deposits and other	632	664
Restricted cash and cash equivalents	2,263	2,261
Total Assets	$25,770	$81,026

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities
Accounts payable	$9,557	$10,928
Accrued expenses	2,248	1,623
Accrued salaries and other compensation	2,962	3,097
Current maturities of long-term debt	33,573	34,928
Dividends payable	38	35
Total current liabilities	48,378	50,611
Long-term debt	846	1,134
Deferred income taxes	2,261	8,215
Total long-term liabilities	3,107	9,349
Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	-	-
Series J (233 shares outstanding)	-	-
Total preferred stock	-	-

Common stock: $.10 par; 75,000,000 shares authorized 45,491,702 and 45,451,160 shares issued	4,549	4,545
Additional paid-in capital	139,139	138,931
Accumulated deficit	(170,205)	(122,858)
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity (Deficit)	(29,002)	18,133
Noncontrolling interest	3,287	2,933
Total Stockholders’ equity (deficit)	(25,715)	21,066
Total Liabilities and Stockholders’ Equity (Deficit)	$25,770	$81,026

See accompanying notes to consolidated financial statements

HearUSA, Inc
Consolidated Statements of Operations
Three Months Ended April 2, 2011 and March 27, 2010
(unaudited)

	April 2,	March 27,
	2011	2010
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$19,928	$17,993
Services	1,396	1,600
Total net revenues	21,324	19,593

Operating costs and expenses
Hearing aids and other products	5,813	4,576
Services	406	424
Total cost of products sold and services excluding depreciation and amortization	6,219	5,000

Center operating expenses	11,133	11,402
General and administrative expenses	3,977	4,016
Depreciation and amortization	457	570
Gain on settlement of litigation	(329)	-
Goodwill impairment loss	51,927	-
Total operating costs and expenses	73,384	20,988
Loss from operations	(52,060)	(1,395)
Non-operating income (expenses)
Gain (loss) on foreign exchange	(21)	17
Interest income	31	2
Interest expense	(857)	(949)
Loss before income tax benefit (expense)	(52,907)	(2,325)
Income tax benefit (expense)	5,954	(220)
Net Loss	(46,953)	(2,545)
Net income attributable to noncontrolling interest	(354)	(74)
Net loss attributable to HearUSA, Inc.	(47,307)	(2,619)
Dividends on preferred stock	(40)	(37)
Net loss attributable to HearUSA, Inc. common stockholders	$(47,347)	$(2,656)

Net loss attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(1.05)	$(0.06)

Weighted average number of shares of common stock outstanding – basic and diluted	44,940	44,865

See accompanying notes to consolidated financial statements

HearUSA, Inc.
Consolidated Statements of Cash Flows
Three Months Ended April 2, 2011 and March 27, 2010
(unaudited)

	April 2,	March 27,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(46,953)	$(2,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	570
Stock-based compensation	212	218
(Gain) loss on foreign exchange	21	(17)
Gain on settlement of litigation	(329)	-
Goodwill impairment loss	51,927	-
Provision for doubtful accounts	128	121
Deferred income tax (benefit) expense	(5,954)	220
Non-cash interest on notes payable and warrants	27	20
Principal payments on long-term debt made through rebate credits	(752)	(764)
Other	1	(2)
(Increase) decrease in:
Accounts and notes receivable	510	618
Inventories	69	425
Prepaid expenses and other	(164)	40
Increase (decrease) in:
Accounts payable and accrued expenses	(668)	(1,821)
Accrued salaries and other compensation	(136)	(182)
Net cash used in operating activities	(1,604)	(3,099)

Cash flows from investing activities
Purchase of property and equipment	(141)	(80)
Net proceeds from the sale of short-term marketable securities	500	500
Net cash provided by investing activities	359	420

Cash flows from financing activities
Proceeds from issuance of long-term debt	-	200
Principal payments on long-term debt	(660)	(1,010)
Dividends paid on preferred stock	(40)	(37)
Net cash used in financing activities	(700)	(847)

Effects of exchange rate changes on cash	(41)	20
Net decrease in cash and cash equivalents	(1,986)	(3,506)
Cash and cash equivalents at the beginning of period	3,902	7,037
Cash and cash equivalents at the end of period	$1,916	$3,531

Supplemental disclosure of cash flows information:
Cash paid for interest	$77	$155
Cash paid for income taxes	$-	$1,923

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(752)	$(764)

Issuance of capital lease in exchange for property and equipment	$32	$-

See accompanying notes to consolidated financial statements

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2010.

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. The current year includes 53 weeks and the additional week is included in the first quarter of 2011.

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of April 2, 2011, the Company had a network of 172 company-owned hearing care centers in eleven states, including HEARx West centers in California. The Company also sponsors a network of credentialed hearing care providers, with over 2,600 access points, that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states including HEARx West centers in California.  The centers and the network providers provide audiological products and services for the hearing impaired.   The Company is also the administrator of the American Association of Retired Persons (“AARP”) Hearing Care program, designed to help members of AARP who have hearing loss. HearUSA is the only hearing care program endorsed by AARP. Under this program, the Company has agreed to provide to the members of AARP in the fifty states, the District of Columbia, and the five U.S. Territories, discounts on hearing aids and related services through the Company’s company-owned centers and independent network of participating hearing care providers. Hearing aids sold under the program will come with a three year limited warranty and a three year supply of batteries included in the price of the hearing aid.

See Chapter 11 Case described in Notes 4 and 11 below.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

During the first quarters of 2011 and 2010, the Company’s 50%-owned joint venture, HEARx West, LLC generated net income of approximately $707,000 and $163,000, respectively. Because the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture.  Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. are consolidated in these financial statements.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations” (see Note 6 Noncontrolling Interest below),  the Company generally records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.  The Company’s accompanying consolidated financial statements reflect this guidance.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

None of the goodwill impairment described in Note 4 below was attributable to the non-controlling interest.

Net income (loss) attributable to controlling interest per common share

Basic earnings per share (“EPS”), is computed by dividing net income or loss attributable to HearUSA, Inc. common stockholders by the weighted average of common shares outstanding for the period. Basic EPS is computed by dividing income (loss) attributable to HearUSA, Inc.’s common stockholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock, restricted stock units and options) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded where their effect would be antidilutive.

Common stock equivalents for restricted stock units, outstanding options and warrants to purchase common stock, of approximately 325,000 and 1.6 million, were excluded from the computation of earnings per share – diluted for the quarters ended April 2, 2011 and March 27, 2010, respectively, because the loss attributable to HearUSA, Inc. would make them anti-dilutive.

2. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at both April 2, 2011 and December 25, 2010 consist of certificates of deposit with contractual maturities of one year or less of approximately $2.3 million.  Cash and cash equivalents of $2.0 million are pledged as collateral for a standby letter of credit provided to AARP in 2009. The commitment to maintain a standby letter of credit decreases by $1.0 million on January 1, 2012 and will end on September 1, 2012, if the conditions of the agreement are met.  If the conditions of the agreement are not met, the cash and cash equivalents pledged will be paid to AARP.  There is also $232,000 cash restricted for automated clearing house exposure in both 2011 and 2010.

3. Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Our sources of revenues are not sufficient to cover our operating costs for the next twelve months and this raises substantial doubt about our ability to continue as a going concern.

The Company was in dispute with its lender, Siemens Hearing Instruments, Inc. (“Siemens”), in regard to the amount of cash prepayment due to Siemens pursuant to the Siemens Credit Agreement as a result of the sale by the Company of the Company’s Canadian operations in 2009.  On March 17, 2011, the Company received a notice of default from Siemens.  The notice stated that as a result of the Company’s failure to pay $2.3 million which Siemens had claimed was due as a pre-payment under the Siemens Credit Agreement, Siemens declared Company in default under the Siemens Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Siemens Credit Agreement and demanded the immediate payment of $32.7 million, the full amount of the Siemens debt at that time.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets (See Note 5 Notes Payable to Siemens).  The Company does not have sufficient funds to repay the debt.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

On May 16, 2011, HearUSA, Inc., the parent company, and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan, a subsidiary, (the “Filing Companies”) filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Chapter 11 Case”).  The Company plans to sell substantially all of the assets of the Company to William Demant Holdings A/S or its permitted assigns, as purchaser (the “Purchaser”) and entered into an Asset Purchase Agreement dated May 16, 2011 ( the “Asset Purchase Agreement”) pursuant to Sections 105, 363 and 365 of the Bankruptcy Code, subject to court approval and certain conditions.  The proceeds of this sale are expected to allow the Company to repay its debts and claims to Siemens and its other creditors.  As part of the agreement, the Company has entered into a Debtor-in-Possession (“DIP”) financing arrangement of up to $10 million with the Purchaser.  Because the sale to the Purchaser will be conducted under the provisions of Section 363 of the Bankruptcy Code, it is subject to bidding procedures to be entered by the Bankruptcy Court and to receipt of a higher and better bid at auction. See Note 11, Subsequent Events.)  HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. did not file Chapter 11.

The accompanying financial statements do not include any adjustments to reflect our inability to continue as a going concern.

4. Goodwill Impairment

During the first quarter of 2011, as a result of Siemens’ notice of default, our operating results and lack of liquidity, we concluded that there were significant indicators to require us to perform an interim impairment analyses.   We prepared separate analyses of long-lived assets, intangible assets subject to amortization and the indefinite lived trade name.  No adjustments were required in the first quarter of 2011 to the carrying value of our long-lived assets, intangible assets subject to amortization or the indefinite lived trade name based on the analysis performed.  We then performed a Step 1 goodwill impairment test as of the end of the first quarter of 2011, which indicated the carrying amounts of goodwill for the center and network reporting units exceeded their implied fair value.

In light of the Chapter 11 Case, we based our estimate of the fair value of the reporting unit on negotiations with independent third parties based on the terms of the Asset Purchase Agreement.  Based on the Company’s Step 2 analysis, we recorded an estimated $51.9 million pre-tax non-cash impairment charge to write down the goodwill associated with these reporting units.

As part of the impairment, the Company recorded a deferred income tax benefit of approximately $6.0 million related to the impairment loss of goodwill.  The remaining deferred tax liability relates to the indefinite-lived trade name.

5. Long-term Debt

Long-term debt, net of discounts, consists of the following:

	April 2,	December 25,
Dollars in thousands	2011	2010

Notes payable to Siemens
Tranche B	$3,996	$4,092
Tranche C	27,495	28,151
Total notes payable to Siemens	31,491	32,243
Notes payable from business acquisitions and other	2,928	3,819
	34,419	36,062
Less current maturities	33,573	34,928
	$846	$1,134

The approximate aggregate maturities on long-term debt obligations are as follows (in thousands) and include the payments due under the Siemens notes payable based on their contractual maturities under the Siemens’ Credit Agreement. Based on the notice of default and management’s plan to file for voluntary protection under Chapter 11 resulting in our intent to repay the debt within one year, the entire $31.5 million and $32.2 million fixed rate debt due to Siemens has been classified as a current liability in our April 2, 2011 and December 25, 2010 consolidated balance sheets, respectively:

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

For the twelve months ended March:

2012	$4,549
2013	2,931
2014	2,615
2015	24,412
2016	13

Notes Payable to Siemens

The Company is a party to each of a Credit Agreement, Supply Agreement, Investor Rights Agreement and Security Agreement with Siemens.   The term of the current agreements extends to February 2015.

Pursuant to these agreements, Siemens extended to the Company a $50 million credit facility and the Company agreed to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates. If the 90% minimum purchase requirement is met, the Company earns rebates which are then used to liquidate principal and interest payments due under the Credit Agreement.

Credit Agreement

The Second Amended and Restated Credit Agreement dated December 30, 2006 between the Company, as borrower, and Siemens, as lender, as subsequently amended by the parties (the “Credit Agreement”) includes a revolving credit facility of $50 million that bears interest at 9.5%, matures in February 2015 and is secured by substantially all of the Company’s assets. Amounts available to be borrowed under the credit facility are to be used solely for acquisitions unless otherwise approved by Siemens.  The Company may not borrow further under their line for acquisitions until such time as it is generating cash from operations.  Borrowings under the credit facility are accessed through Tranche B and Tranche C.  Borrowing for acquisitions under Tranche B is generally based upon a formula equal to 1/3 of 70% of the acquisition target’s trailing 12 months revenues, and any amount greater than that may be borrowed under Tranche C with Siemens’ approval. Principal borrowed under Tranche B was repaid quarterly at a rate of $65 per Siemens unit purchased by the acquired businesses through September 2009.  In October 2009, the parties agreed to reduce the rebate to a rate of $50 per Siemens’ unit purchased by the acquired businesses in exchange for more favorable pricing. Principal borrowed under Tranche C is repaid at $500,000 per quarter. The required quarterly principal and interest payments on Tranches B and C are forgiven by Siemens through rebate credits of similar amounts as long as 90% of hearing aid units purchased by the Company are from Siemens.  Amounts not forgiven through rebate credits are payable in cash each quarter.  The Company has met the minimum purchase requirements since inception of the arrangement with Siemens.

The Credit Agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first quarter of 2011 or fiscal 2010.

The credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The Company had a dispute with Siemens concerning the amount of the cash prepayment due to Siemens under the credit facility from the sale of the Company’s Canadian operations in 2009.  Siemens claimed the Company owed an additional $2.3 million prepayment under the Credit Agreement.  The Company claimed all monies owed for the Canadian asset sale prepayment had been paid in full and no additional amount was due.  The Company filed suit in the New York State Supreme Court seeking a declaratory judgment from the court that no additional prepayment was due.

On March 17, 2011, the Company received a notice of default from Siemens.  The notice stated that as a result of the Company’s failure to pay the disputed $2.3 million, Siemens was declaring the Company in default under the Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

The Company sought a temporary restraining order against Siemens.  On March 29, 2011, the Appellate Division of the New York State Supreme Court granted the motion by HearUSA for a temporary restraining order against Siemens. Siemens was enjoined from declaring HearUSA to be in default under the Credit Agreement, from engaging in self help to collect under the Credit Agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction, on the condition that HearUSA remain current in all of its other payments to Siemens under the Credit Agreement.  The May 2, 2011 hearing was held but the court did not make a ruling on that date.  The case was later dismissed without prejudice on the Company’s own motion in light of the Company’s bankruptcy filing.  Since the Filing Companies are under protection of the bankruptcy court, Siemens cannot currently declare a default of the notes payable to Siemens.  Management intends to repay the Siemens debt in full from the proceeds of the sale as discussed in Note 11, Subsequent Events.

The Company has reflected the $31.5 million and $32.2 million in the current portion of long-term debt in its consolidated balance sheet as of April 2, 2011 and December 25, 2010, respectively.

Supply Agreement

The Supply Agreement extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the Supply Agreement since inception of the arrangement with Siemens.  Approximately $48.8 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $156,250 were recorded in each of the first quarters of 2011 and 2010, respectively.

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

(1) Calculated using trailing twelve month units purchased by the Company
(2) Siemens units purchased from acquired businesses ($50 per unit)
(3) Assuming the $50 million line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Quarters Ended
(Dollars in thousands)	April 2, 2011	March 27, 2010

Portion applied against quarterly principal payments	$752	$764
Portion applied against quarterly interest payments	749	825
	$1,501	$1,589

The Supply Agreement may be terminated by either party upon a material breach of the agreement by the other party.  In addition, HearUSA may terminate the Supply Agreement in the event Siemens acquires a business which is directly competitive to the business of the Company.  Termination of the Supply Agreement or a material breach of the Supply Agreement by the Company may be deemed to be a breach of the Credit Agreement and Siemens would have the right to declare all amounts outstanding under the credit facility immediately due and payable.  In addition, as a result of the Chapter 11 Case and the sale under Section 363 of the Bankruptcy Code in the event the Supply Agreement is not assumed by the Purchaser, HearUSA may be required to pay a significant rejection damage claim to Siemens to terminate the Supply Agreement without cause prior to the end of the term of the Supply Agreement. While the amount of any such rejection claim is not known at this time and is subject to a number of variables, counsel for Siemens has stated in court that Siemens may claim this amount is approximately $20 million or more.

Notes Payable from Business Acquisitions and Other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $2.3 million and $3.1 million at April 2, 2011 and December 25, 2010, respectively.  They have a face value of $2.4 million and $3.2 million at April 2, 2011 and December 25, 2010, respectively and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $76,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using a market rate of 10%. The discount is being accreted over the term of the notes on an effective interest method.  Accreted discount of $27,000 and $54,000 has been included in interest expense in the quarters ended April 2, 2010 and March 27, 2010, respectively.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Other notes payable relate mostly to capital leases totaling approximately $639,000 and $709,000 at April 2, 2011 and December 25, 2010, respectively, payable in monthly or quarterly installments varying from $253 to $10,000 over periods varying from one to five years and bear interest at rates varying from 2.3% to 16.7%.

6. Noncontrolling Interest

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

A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the quarter ended April 2, 2011 is as follows:

Amount (thousands)
Balance at December 25, 2010	$2,933
Joint venture earnings	354
Dividends to joint venture partners	-
Balance at April 2, 2011	$3,287

7.    Fair Value

As of April 2, 2011 and December 25, 2010, the fair value of the Company’s long-term debt is estimated at approximately $34.4 million and $36.1 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

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

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

There are no assets or liabilities that have recurring fair value measurements as of April 2, 2011.

As of April 2, 2011 the impairment of the fair value of the Company’s goodwill was based on an estimated fair value based on negotiations with independent third parties. The Company has determined that goodwill is defined as Level 3 in the fair value hierarchy.  Fair value estimates are made at a specific point in time, based on relevant market information.

The Company’s short-term marketable securities at December 25, 2010 primarily consisted of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These securities were classified as available for sale. There was no unrealized gain or loss as of or for the quarter ended April 2, 2011.

8.    Stock-based Compensation

Under the terms of the Company’s equity compensation plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted as well as restricted stock and restricted stock units. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $212,000 and $218,000 (of which approximately $22,000 and $20,000 relates to restricted stock units) in the first quarter of 2011 and 2010, respectively.

In the first quarter of 2011, the Company granted 50,000 options at an exercise price of $0.51.  These options vest ratably over the four years following the first anniversary of the grant date.

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

Stock-based payment award activity

The following table provides additional information regarding options outstanding and options that were exercisable as of April 2, 2011 (options and intrinsic value in thousands):

			Weighted
			Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 25, 2010	6,752	$1.14		-
Granted	50	$0.51		-
Exercised	-	-		-
Forfeited/expired/cancelled	(527)	$0.97		-
Outstanding at April 2, 2011	6,275	$1.15	5.41	$84
Exercisable at April 2, 2011	4,754	$1.16	4.52	$84

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at April 2, 2011. There was approximately $1.3 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of April 2, 2011. That cost is expected to be recognized over the remaining average life of 5 years as of April 2, 2011. At April 2, 2011, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $84,000, of which $12,000 is non-employee director aggregate intrinsic value.

A summary of the status and changes in our non-vested options related to our equity incentive plans as of and during the three months ended April 2, 2011 is presented below:

		Weighted
		Average
		Grant-
		Date
	Shares	Fair
	(in thousands)	Value
Non-vested at December 25, 2010	1,925	$1.08
Granted	50	0.51
Vested	(332)	0.80
Forfeited unvested	(121)	1.36
Non-vested at April 2, 2011	1,522	$1.10

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

No restricted stock units were granted in the first quarter of 2011.

Using the most probable award, the Company recorded approximately $22,000 and $20,000 in stock-based compensation expense for restricted stock units which are included in total stock-based compensation expense of approximately $212,000 and $218,000 in the first quarter of 2011 and 2010, respectively.

A summary of the Company’s restricted stock unit activity and related information for the quarter ended April 2, 2011 is as follows:

	Service-based
	Restricted Stock Units (1)	Performance-based Restricted Stock Units (1)
Outstanding Balance at December 25, 2010	45,500	124,422
Awarded	-	-
Vested	(45,500)	(62,211)
Forfeited	-	-
Outstanding at April 2, 2011	-	62,211

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

(1)	Each stock unit represents the fair market value of one share of common stock.

The fair value of the 107,711 shares vested during the first quarter of 2011 was approximately $54,000.

The weighted average grant-date fair value per share for the restricted stock units was $0.90 at April 2, 2011.  The weighted average remaining contractual terms is 1.2 years at April 2, 2011.

Based on the closing price of the Company’s common stock of $0.47 on April 2, 2011, the total pretax value of all outstanding restricted stock units on that date was approximately $29,000.

9.    Segments

The following operating segments represent identifiable components of the Company for which separate financial information is available. The following table represents key financial information for each of the Company’s business segments, which include the operation and management of centers; and the establishment, maintenance and support of an affiliated network of independent providers. The centers offer people afflicted with hearing loss a complete range of services and products, including diagnostic audiological testing and the latest technology in hearing aids and listening devices to improve their quality of life.   Center hearing aids and other products revenues include hearing devices sold by our centers under the AARP program.  The network, unlike the Company-owned centers, is comprised of hearing care practices owned by independent audiologists.  Hearing aids and other products revenues attributable to the network relate to units sold under the AARP program through our network. Network service revenues are mainly derived from administrative fees paid by employer groups, health insurers and benefit sponsors to administer their benefit programs as well as maintain the affiliated provider network

The following is the Company’s segment information:

Dollars in thousands
	Centers	Network	Corporate	Total
Hearing aids and other products revenues
3 months ended April 2, 2011	$19,576	$352	$-	$19,928
3 months ended March 27, 2010	$17,980	$13	$-	$17,993

Service revenues
3 months ended April 2, 2011	$1,043	$335	$18	$1,396
3 months ended March 27, 2010	$1,156	$156	$288	$1,600

Income (loss) from operations
3 months ended April 2, 2011	$(47,051)	$(952)	$(4,057)	$(52,060)
3 months ended March 27, 2010	$3,011	$(546)	$(3,860)	$(1,395)

3 months ended April 2, 2011
Depreciation and amortization	$349	$10	$98	$457
Total assets	$14,701	$8	$11,061	$25,770
Capital expenditures	$123	$-	$18	$141

3 months ended March 27, 2010
Depreciation and amortization	$434	$4	$132	$570
Total assets	$66,017	$897	$18,700	$85,614
Capital expenditures	$51	-	$29	$80

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Hearing aids and other products revenues consisted of the following:

	Three months ended
	April 2,	March 27,
	2011	2010
Hearing aid revenues	97.1%	96.6%
Other products revenues	2.9%	3.4%

Services revenues consisted of the following:

	Three months ended
	April 2,	March 27,
	2011	2010
Hearing aid repairs	53.8%	49.0%
Testing and other income	46.2%	51.0%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Three months ended
	April 2,	March 27,
Dollars in thousands	2011	2010
Contract service revenue on Canadian support agreement	$(18)	$(288)
General and administrative expense	3,977	4,016
Corporate depreciation and amortization	98	132
Corporate loss from operations	$4,057	$3,860

10. Commitments and Contingencies

Legal Proceedings

On February 4, 2011, the Company filed a complaint against Siemens Hearing Instruments, Inc. in the Supreme Court of the State of New York.  The Company was seeking a declaratory judgment of the court concerning a claim by Siemens for an additional loan prepayment under the credit agreement of $2.3 million arising from the Company’s sale of its Canadian assets in 2009.  The Company believes it has satisfied the loan prepayment requirement related to the 2009 Canadian sale and that no additional amounts should be due.  On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default.  The notice stated that as a result of the Company’s failure to pay the $2.3 million related to the Canadian asset sale, Siemens was declaring the Company in default under the Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.  On March 17, 2011, the Company filed a motion for a temporary restraining order against Siemens to prevent Siemens from declaring the default, accelerating the full amount under the Credit Agreement and from employing self-help measures to enforce its rights under the Credit Agreement.  The trial court denied the motion and HearUSA appealed.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted the Company’s motion for the temporary restraining order against Siemens. As a result, Siemens was enjoined from declaring HearUSA to be in default under the Credit Agreement, from engaging in self help to collect under the Credit Agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction, on the condition that HearUSA remain current in all of its other payments to Siemens under the Credit Agreement.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Following and in light of the May 16, 2011, Chapter 11 filing by the Company, the Company moved the case to federal court and moved to dismiss the case without prejudice.  That motion was granted.

11.   Subsequent Events

On May 16, 2011, the Filing Companies filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (the “Bankruptcy Court”), Case No. 11-23341 (the “Chapter 11 Case”).  The Filing Companies retained possession of their assets and is authorized under sections 1107 and 1108 of the Bankruptcy Code to continue the management and operation of their business as a debtor-in-possession.  HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. did not file Chapter 11.

In connection with the Chapter 11 Case, the Filing Companies as seller thereto, and the Purchaser entered into the Asset Purchase Agreement dated May 16, 2011 pursuant to which the Filing Companies have agreed to sell substantially all of the assets of the Filing Companies to the Purchaser pursuant to Sections 105, 363 and 365 of the Bankruptcy Code, subject to court approval and the satisfaction of certain conditions set forth in the Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement, the Purchaser has agreed to purchase the acquired assets for a purchase price of $70 million in cash, forgiveness of up to $10 million of debtor-in-possession financing, the assumption of certain liabilities and the payment of certain cure amounts.  The excluded liabilities include the Siemens trade payables, totaling approximately $4.7 million at April 2, 2011 and Siemens debt totaling approximately $31.5 million at April 2, 2011, certain accrued wages and vacation pay totaling approximately $1.3 million at April 2, 2011 and other payables of approximately $0.5 million as of April 2, 2011.  These liabilities will be paid to the extent possible out of the proceeds of the sale.  Siemens debt is a secured debt and would be paid prior to the payment of the other creditors.  Any rejection damage claim payable to Siemens to terminate the Supply Agreement and any amounts that may be determined due under change of control clauses in employment agreements are not recorded as liabilities in the Company’s accompanying consolidated balance sheet as of April 2, 2011, and would be paid from any proceeds from the sale.

Consummation of the sale to the Purchaser is subject to a number of customary conditions, including, among others, conditions related to the closing of the DIP Loan (as defined below); the accuracy of the representations and warranties of the parties; material compliance by the parties with their obligations under the Asset Purchase Agreement; and compliance with certain specified deadlines for actions in connection with the Bankruptcy Case.

Consummation of the sale to the Purchasers will also be subject to obtaining an order of approval from the Bankruptcy Court (the “Sale Order”).  Because the sale to the Purchaser will be conducted under the provisions of Section 363 of the Bankruptcy Code, it is subject to bidding procedures to be entered by the Bankruptcy Court and to receipt of a higher and better bid at auction.  If there is a higher and better bid, the DIP financing would have to be paid first from the proceeds of that sale.  Siemens could potentially be a bidder in the auction.

The Asset Purchase Agreement may be terminated by the Purchasers under a number of circumstances, including the Company’s breach of certain representations and covenants, failure to obtain certain Bankruptcy Court orders by agreed dates, and the failure to obtain Bankruptcy Court approval for the DIP Loan (as defined below).

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

Also on May 16, 2011, in connection with the Chapter 11 Case and the Asset Purchase Agreement, the Filing Companies entered into a Credit and Security Agreement (“DIP Credit Agreement”) with the Purchaser.

The DIP Credit Agreement provides for aggregate borrowings of up to $10 million (the “DIP Loan”).

With certain exceptions, the DIP Loan will accrue interest at a per annum rate of 4% above the “prime rate” as published in the Wall Street Journal, unless an event of default occurs, after which interest will accrue at a rate that is 2% higher than the highest interest rate applicable to the DIP Loan prior to such an event of default.

In consideration of the Purchaser entering into the DIP Credit Agreement, the Filing Companies have agreed to pay the Purchaser a closing fee of 2% of the DIP Loan, which will be paid in accordance with the terms of the DIP Credit Agreement.

Subject to certain conditions and pursuant to an agreed upon budget, proceeds of the DIP Loan may be used to (i) to pay certain expenses of the Filing Companies; (ii) to pay adequate protection claims; (iii) to pay the fees of the Office of the United States Trustee; (iv) to pay the fees of certain professionals retained by the Filing Companies in connection with the Chapter 11 Case; (v) to pay property taxes with respect to any collateral subject to senior liens; (vi) to fund certain reserves as provided in various Bankruptcy Court orders; and (vii) to pay other expenses authorized by the Bankruptcy Court in connection with the Chapter 11 Case.

The DIP Loan will mature on the earlier of (a) the closing of the sale contemplated by the Asset Purchase Agreement, (b) the closing of any higher and better bid approved by the Bankruptcy Court, and (c) 120 days following the entry of the Bankruptcy Court order authorizing, with the Purchaser’s consent, the granting of credit by the Purchaser to the Company on a permanent basis.  Once the DIP Loan is repaid it is terminated and unavailable.

As a result of the Chapter 11 bankruptcy filing, the NYSE Amex LLC notified the Company on May 17, 2011 that the exchange would proceed to strike the Company’s common stock from the exchange.  On May 31, 2011 the exchange filed a delisting application with the Securities and Exchange Commission.  The common stock has not traded on the NYSE Amex since the Chapter 11 filing on May 16, 2011.

12. Gain on Settlement of Litigation

In January 2011, the Company settled litigation regarding a Center that was acquired in 2009.  The gain on settlement of litigation of approximately $329,000 resulted primarily from an agreement to reduce the notes payable – business acquisitions owed by the Company.

13.  Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-28, “Intangibles- Goodwill and other (Topic 350): When to perform step 2 of the Goodwill Impairment Test for Reporting Units with zero or negative carrying amounts” (ASU 2010-28). This Update provides guidance on how an entity with reporting units that have a zero or negative carrying amounts shall consider qualitative factors in addition to the goodwill impairment Step 1 process to determine if Step 2 of the goodwill impairment process shall be completed. If the qualitative factors indicate that events or circumstances exist that indicate it is more likely than not that goodwill impairment exists, a Step 2 goodwill analysis is required even if Step 1 was passed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

HearUSA, Inc
Notes to Consolidated Financial Statements
(unaudited)

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for Business Combinations” (ASU 2010-29). This update provides clarification on the presentation of pro forma information for business combinations and applies to public entities. The Update specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (ASU 2010-06”). ASU 2010-06 amends the guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this amended guidance has not required significant additional disclosures by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q and, in particular, this management’s discussion and analysis contains forward-looking statements. These statements include those relating to the Company’s belief that The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including those risks described in this report and in the Company’s annual report on Form 10-K for fiscal 2010 filed with the Securities and Exchange Commission.

General
Effective January 1, 2011 several insurance companies expanded or reinstated hearing benefits for their members under contracts with the Company.  Management believes these developments signal a shift away from insurance and managed care organizations limiting, changing or eliminating hearing care benefits as they did in 2010.  Accordingly, the Company expects revenues from insurance plans to increase during 2011 over 2010 levels.

On May 16, 2011, HearUSA, Inc., our parent company, and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan, a subsidiary of the Company, (the “Filing Companies”) filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (the “Chapter 11 Case”). The Filing Companies retained possession of their assets and is authorized under sections 1107 and 1108 of the Bankruptcy Code to continue the management and operation of their business as a debtor-in-possession.  HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. did not file Chapter 11.

In connection with the Chapter 11 Case, the Filing Companies as seller thereto, and William Demant Holdings A/S or its permitted assigns, as purchaser (the “Purchaser”) entered into an Asset Purchase Agreement dated May 16, 2011 (the “Asset Purchase Agreement”) pursuant to which the Filing Companies have agreed to sell substantially all of the assets of the Filing  Companies to the Purchaser pursuant to Sections 105, 363 and 365 of the Bankruptcy Code, subject to court approval and the satisfaction of certain conditions set forth in the Asset Purchase Agreement.  Pursuant to the terms of the Asset Purchase Agreement, the Purchaser has agreed to purchase the acquired assets for a purchase price of $70 million in cash, up to $10 million in debtor-in-possession financing, the assumption of certain liabilities and the payment of certain cure amounts.

Because the sale to the Purchaser will be conducted under the provisions of Section 363 of the Bankruptcy Code, it is subject to an auction to obtain the highest and best bid.  The sale will be subject to all requirements of the Bankruptcy Code and approval of the court.

Also on May 16, 2011, in connection with the Chapter 11 Case and the Asset Purchase Agreement, the Filing Companies entered into a Credit and Security Agreement (“DIP Credit Agreement”) with the Purchaser which provides for aggregate borrowings of up to $10 million (the “DIP Loan”).

Proceeds of the DIP Loan will be used to pay certain expenses of the Filing Companies for operations and in connection with the bankruptcy

RESULTS OF OPERATIONS

For the three months ended April 2, 2011 compared to the three months ended March 27, 2010

Revenues

Dollars in thousands

	2011	2010	Change	% Change
Hearing aids and other products	$19,928	$17,993	$1,935	10.8%
Services	1,396	1,600	(204)	(12.8)%
Total net revenues	$21,324	$19,593	$1,731	8.8%

The $1.7 million or 8.8% increase in net revenues from the first quarter of 2010 is primarily a result of the additional week in the first quarter of 2011.

Cost of Products Sold and Services

Dollars in thousands

	2011	2010	Change	%
Hearing aids and other products	$5,813	$4,576	$1,237	27.0%
Services	406	424	(18)	(4.2)%
Total cost of products sold and services	$6,219	$5,000	$1,219	24.4%
Percent of total net revenues	29.2%	25.5%	3.7%	14.5%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.
The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 5 – Long-term Debt, Notes to Consolidated Financial Statements included herein):

	2011	2010	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$-	-
Volume rebates used to reduce Tranche C principal	156	156	-	-
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	96	108	(12)	(11.1)%
Rebates offsetting interest on Tranches B and C	749	825	(76)	(9.2)%
Total rebate credits	$1,501	$1,589	$(88)	(5.5)%
Percent of total net revenues	7.0%	8.1%	(1.1)%	(13.6)%

The $76,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 36.2% in the first quarter of 2011 compared to 34.1% in the first quarter of 2010.  The increase in cost of sales as a percentage of revenue is the result of product mix and increased hearing aid sales in our network segment which generate lower margins.

Expenses

Dollars in thousands

	2011	2010	Change	%
Center operating expenses	$11,133	$11,402	$(269)	(2.4)%
Percent of total net revenues	52.2%	58.2%	(6.0)%	(10.3)%
General and administrative expenses	$3,977	$4,016	$(39)	(1.0)%
Percent of total net revenues	18.7%	20.5%	(1.8)%	(8.8)%
Depreciation and amortization	$457	$570	$(113)	(19.8)%
Percent of total net revenues	2.1%	2.9%	(0.8)%	(27.6)%

The $269,000 decrease in center operating expenses in the first quarter of 2011 is primarily attributable to reductions of approximately $363,000 in staffing costs, $212,000 in gross marketing costs, $194,000 in regional office expenses and $179,000 in other costs related to our AARP Program. These decreases are partially offset by approximately $653,000 of center operating expenses due to the additional week in the first quarter of 2011.

General and administrative expenses in the first quarter of 2011 remained relatively unchanged from the first quarter of 2010. Included in the total general and administrative expenses is approximately $299,000 due to the additional week in the first quarter of 2011 and approximately $830,000 in litigation and financing costs.

Gain on Settlement of Litigation

In January 2011, the Company settled litigation regarding six Centers that were acquired in 2009.  The gain on settlement of litigation of approximately $329,000 resulted primarily from an agreement to reduce the notes payable – business acquisitions owed by the Company.

Goodwill Impairment

During the first quarter of 2011, as a result of Siemens’ notice of default, our operation results and lack of liquidity, we concluded that there were significant indicators to require us to perform an interim impairment analyses.  We prepared separate analyses of long-lived assets, intangible assets subject to amortization and the indefinite lived trade name.  No adjustments were required in the first quarter of 2011 to the carrying value of our long-lived assets, intangible assets subject to amortization or the indefinite lived trade name based on the analysis performed.

We then performed a Step 1 goodwill impairment test as of the end of the first quarter of 2011, which indicated the carrying amounts of goodwill for the center and network reporting units exceeded their implied fair value.
In light of the Chapter 11 Case, we based our estimate of the fair value of the reporting units on negotiations with independent third parties based on the terms of the Asset Purchase Agreement.  Based on the Company’s Step 2 analysis, we recorded an estimated $51.9 million non-cash impairment charge to write down the goodwill associated with these reporting units.

As part of the impairment, the Company recorded a deferred income tax benefit of approximately $6.0 million related to the impairment loss of goodwill.

Interest Expense

Dollars in thousands

	2011	2010	Change	%
Notes payable from business acquisitions and others (1)	$108	$124	$(16)	(12.9)%
Siemens Tranches B and C – interest forgiven (2)	749	825	(76)	(9.2)%
Total interest expense	$857	$949	$(92)	(9.7)%

	2011	2010	Change	%
Total cash interest expense (3)	$81	$103	$(22)	(21.4)%
Total non-cash interest expense (4)	776	846	(70)	(8.3)%
Total interest expense	$857	$949	$(92)	(9.7)%

(1)
Includes $27,000 and $54,000 in the first quarter of 2011 and 2010, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 5 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $34,000 reduction of non-cash interest expense in 2010 related to recording warrants at their estimated fair value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the supply agreement minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 5 – Long-term Debt, Notes to Consolidated Financial Statements and Liquidity and Capital Resources, include herein).

(3)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others.
(4)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest and interest on Siemens Tranches B and C offset by rebates.

The decrease in interest expense in the first quarter of 2011 is attributable to decreases in the Siemens loan balances.

Income Taxes

The Company has net operating loss carryforwards of approximately $53.1 million for U.S. income tax purposes. The use of the net operating loss carryforwards in any year may be limited by Internal Revenue Code Section 382 limitations if there is determined to be a Section 382 change in the ownership of the Company.

The Company has temporary differences between the financial statement and tax reporting arising primarily from differences in the amortization of intangible assets and depreciation of fixed assets. The deferred tax assets for US income tax purposes have been offset by a valuation allowance because it was determined that these assets were not likely to be realized.

During the first quarter of 2011, the Company recorded a deferred income tax benefit of approximately $6.0 million related to the impairment loss of goodwill.

Net Income attributable to noncontrolling interest

During the first quarter of 2011 and 2010, the Company’s 50% owned joint venture, HEARx West, LLC generated net income of approximately $707,000 and $163,000, respectively. The Company generally records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first quarter of 2011 and 2010 was approximately $354,000 and $74,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company was in a dispute with Siemens concerning a cash prepayment due under the credit facility from the sale of our Canadian operations in 2009.  The amount in dispute was $2.3 million.  The Company instituted legal proceedings to adjudicate the dispute but on March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default under the Credit Agreement.  The notice stated that as a result of the Company’s failure to pay the $2.3 million, Siemens was declaring the Company in default under the Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.  The Company sought and obtained a temporary restraining order against Siemens to enjoin Siemens from taking any of such actions. The Company has reflected the entire $31.5 million and $32.2 million due under the credit agreement in the current portion of the long-term debt in its consolidated balance sheet as of April 2, 2011 and December 25, 2010, respectively.

On May 16, 2011, the Company filed its Chapter 11 Case, retaining possession of its assets and operations as a debtor-in-possession.  The Company has entered into an Asset Purchase Agreement with William Demant for a Section 363 sale under the Bankruptcy Code of substantially all the Company’s assets. (See Note 11, Subsequent Events.)

Also on May 16, 2011, in connection with the Chapter 11 Case and the Asset Purchase Agreement, the Company entered into the DIP Credit Agreement with William Demant.

The DIP Credit Agreement provides for the DIP Loan of up to $10 million.  With certain exceptions, the DIP Loan will accrue interest at a per annum rate of 4% above the prime rate as published in the Wall Street Journal, unless an event of default occurs, after which interest will accrue at a rate that is 2% higher than the highest interest rate applicable to the DIP Loan prior to such an event of default.

The Company paid to William Demant a closing fee of 2% of the DIP Loan. (See Note 11, Subsequent Events.),

Subject to certain conditions and pursuant to an agreed upon budget, proceeds of the DIP Loan may be used (i) to pay certain expenses of the Filing Companies; (ii) to pay adequate protection claims; (iii) to pay the fees of the Office of the United States Trustee; (iv) to pay the fees of certain professionals retained by the Filing Companies in connection with the Chapter 11 Case; (v) to pay property taxes with respect to any collateral subject to senior liens; (vi) to fund certain reserves as provided in various Bankruptcy Court orders and (vii) to pay other expenses authorized by the Bankruptcy Court in connection with the Chapter 11 Case.

The DIP Loan will mature of the earlier of (a) the closing of the sale contemplated by the Asset Purchase Agreement, (b) the closing of any higher and better bid approved by the Bankruptcy Court, and (c) 120 following the entry of the Bankruptcy Court order authorizing, with the Purchaser’s consent, the granting of credit by the Purchaser to the Company on a permanent basis.  Once the DIP Loan is repair it is terminated and unavailable.

As indicated above, Siemens has declared all amounts owing under the Siemens Credit Agreement to be due and payable.

Cash Flows

The Company used approximately $1.6 million for operating activities during the first quarter of 2011 primarily as a result of the net loss of $46.9 million, which includes a goodwill impairment loss of $51.9 million offset by the change in the deferred tax benefit of $6.0 million.  The Company also used approximately $660,000 to repay long-term debt during the same period and generated $500,000 from the sale of short term marketable securities.

Cash and cash equivalents totaled approximately $1.9 million as of April 2, 2011.  Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Our sources of revenues are not sufficient to cover our operating costs over the next twelve months, creating substantial doubt about our ability to continue as a going concern.

The Company was in a dispute with its lender, Siemens, in regard to the amount of the cash prepayment due to Siemens pursuant to the Siemens Credit Agreement as a result of the sale by the Company of its Canadian operations in 2009.  On March 17, 2011, Siemens issued to the Company a notice of default under the Credit Agreement.  (See Note 5, Long-term Debt).  Siemens claimed in the notice of default that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.   Siemens stated its intention to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.  The Company does not have sufficient funds to repay the Siemens debt.

The accompanying financial statements do not include any adjustments to reflect the Company’s inability to continue as a going concern.

On May 16, 2011, the Filing Companies filed the Chapter 11 Case in the Bankruptcy Court.  The Filing Companies retained possession of their assets and is authorized under sections 1107 and 1108 of the Bankruptcy Code to continue the management and operation of their business as a debtor-in-possession.  The Filing Companies plan to sell substantially all of their assets to the Purchaser and entered into the Asset Purchase Agreement dated May 16, 2011 pursuant to Sections 105, 363 and 365 of the Bankruptcy Code, subject to court approval and certain conditions.  The proceeds of this sale are expected to allow the Filing Companies to repay its debts and claims to Siemens and its other creditors.  As part of the agreement, the Filing Companies have entered into a Debtor-in-Possession (“DIP”) financing arrangement of up to $10 million.

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as April 2, 2011.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years

Long-term debt (1,3 and 5)	$34,520	$4,549	$5,546	$24,425	$-
Subtotal of obligations recorded on balance sheet	34,520	4,549	5,546	24,425	-
Interest to be paid on long-term debt (2 and 3)	10,164	2,996	5,169	1,999	-
Operating leases	18,163	5,908	7,956	3,891	408
Employment agreements	2,109	1,335	774	-	-
Purchase obligations (4)	1,367	660	707	-	-
Total contractual cash obligations	66,323	15,448	20,152	30,315	408

(1)
Approximately $31.5 million can be repaid through rebate credits from Siemens, including $2.4 million in less than 1 year, $4.8 million in years 1-3 and $24.3 million in years 4-5. This reflects the contractual obligations as if the credit facility is not in default.

(2)
Interest on long-term debt includes the interest on Tranches B and C of the Siemens credit facility that can be repaid through rebate credits from Siemens, including $3.0 million in less than 1 year $5.1 million in years 1-3 and $2.0 million in years 4-5.  Interest repaid through rebate credits was $749,000 million in the first quarter of 2011. (See Note 5 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt are based on cash payments and do not include interest amounts resulting from the recording of acquisition notes at fair value. (See Note 5 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $407,000 in less than 1 year.

(5)
The Siemens debt has been included based on its contractual maturities, however as a result of the default notice with Siemens as described in Going Concern above, the entire $31.5 million of debt due to Siemens at April 2, 2011 has been classified as current in our consolidated balance sheet.

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

A two-step impairment test is performed on goodwill.  In order to do this, management applied judgment in determining its "reporting units", which represent distinct parts of the Company’s business.  The reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value.  Calculating the fair value of the reporting units requires significant estimates and long-term assumptions.  The Company utilized an independent appraisal firm to assist management in its test of goodwill for impairment as of the first day of the Company’s fourth quarter during 2010 and 2009, and each of these tests indicated no impairment.  The Company historically has estimated the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow.  If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge.  In light of the Chapter 11 Case, we based on estimates of the fair value of the reporting units on negotiations with independent third parties based on the terms of the Asset Purchase Agreement.

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

On March 17, 2011, the Company received a notice of default from Siemens Hearing Instruments, Inc.  The notice stated that as a result of the Company’s failure to pay an amount which Siemens had claimed was due as a pre-payment under the Credit Agreement in the amount of $2.3 million; Siemens was declaring the Company in default under the Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.

On May 16, 2011, the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code.

During the first quarter of 2011, as a result of Siemens’ actions, our operating results and lack of liquidity, we concluded that there were significant indicators to require us to perform an interim goodwill impairment analysis.   The Step 1 impairment test performed as of the end of the first quarter of 2011 indicated the carrying amounts of goodwill for the center and network reporting units exceeded their implied fair value.  No adjustment was required in first quarter of 2011 to the carrying value of our long-lived assets, intangible assets subject to amortization or the indefinite lived trade name based on the analysis performed.

The Company determined the estimated fair value of the reporting units based on negotiations with independent third parties based on the terms of the Asset Purchase Agreement.  Based on the Company’s Step 2 analysis, we recorded an estimated $51.9 million pre-tax non-cash impairment charge to write down the goodwill associated with these reporting units.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts.  Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance.  Any change in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts.  For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $40,000 as of April 2, 2011.

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

Impairment of Long-Lived Assets

Long-lived assets are subject to a review for impairment if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows generated by an asset or asset group is less than its carrying amount, it is considered to be impaired and would be written down to its fair value. As described under Goodwill and Other Intangible Assets above, during the first quarter of 2011 we recorded non-cash impairment charge to write down the goodwill associated with the center and network reporting units. No adjustment was required in first quarter of 2011 to the carrying value of our long-lived assets and intangible assets subject to amortization based on the analysis performed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2010-28, “Intangibles- Goodwill and other (Topic 350): When to perform step 2 of the Goodwill Impairment Test for Reporting Units with zero or negative carrying amounts” (ASU 2010-28). This Update provides guidance on how an entity with reporting units that have a zero or negative carrying amounts shall consider qualitative factors in addition to the goodwill impairment Step 1 process to determine if Step 2 of the goodwill impairment process shall be completed. If the qualitative factors indicate that events or circumstances exist that indicate it is more likely than not that goodwill impairment exists, a Step 2 goodwill analysis is required even if Step 1 was passed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for Business Combinations” (ASU 2010-29). This update provides clarification on the presentation of pro forma information for business combinations and applies to public entities. The Update specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted this standard during the first quarter of 2011 and there was no significant impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (ASU 2010-06”). ASU 2010-06 amends the guidance on fair value measurement disclosures to add new requirements for disclosures about transfers into and out of the Level 1 and 2 categories in the fair value measurement hierarchy, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The amended guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new requirements for disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not require significant additional disclosures by the Company.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in derivative transactions. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt.  The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates and includes the payments due under the Siemens 9.5% fixed rate notes payable based on their contractual maturities under the Siemens’ credit agreement. See the discussion in Liquidity and Capital Resources above regarding the classification of the entire $31.5 million fixed rate debt due to Siemens as a current liability in our April 2, 2011 consolidated balance sheet:

	Fixed Rate	Variable Rate
	9.5%	4.6% to 16.7%
	Due February 2015	Other	Total
	$	$	$
	(000’s)	(000’s)	(000’s)
2011	(1,803)	(1,920)	(3,723)
2012	(2,423)	(669)	(3,092)
2013	(2,354)	(326)	(2,680)
2014	(2,335)	(91)	(2,426)
2015	(22,576)	(23)	(22,599)

Total	(31,491)	(3,029)	(34,520)

Estimated fair value	(31,491)	(2,928)	(34,419)

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 2, 2011.  The Company’s chief executive officer and chief financial officer concluded that, as of April 2, 2011, the Company’s disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

On February 4, 2011, the Company filed a complaint against Siemens Hearing Instruments, Inc. in the Supreme Court of the State of New York, index number 6503031/2011.  The Company was seeking a declaratory judgment of the court concerning a claim by Siemens for an additional loan prepayment under the credit agreement of $2.3 million arising from the Company’s sale of its Canadian assets in 2009.  The Company believed it had satisfied the loan prepayment requirement related to the 2009 Canadian sale and that no additional amounts should be due.  On March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default.  The notice stated that as a result of the Company’s failure to pay the $2.3 million related to the Canadian asset sale, Siemens declared the Company in default under the Credit Agreement.  Siemens also claimed in the notice that it is entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets.  On March 17, 2011, the Company filed a motion for a temporary restraining order against Siemens to prevent Siemens from declaring the default, accelerating the full amount under the Credit Agreement and from employing self-help measures to enforce its rights under the Credit Agreement.  The trial court denied the motion and HearUSA appealed.

On March 29, 2011, the Appellate Division of the New York State Supreme Court granted the Company’s motion by HearUSA for the temporary restraining order against Siemens As a result, Siemens was enjoined from declaring HearUSA to be in default under the credit agreement, from engaging in self help to collect under the credit agreement and from making any efforts to seize assets or take control of HearUSA's business pending a May 2, 2011 hearing on HearUSA's motion for a preliminary injunction, on the condition that HearUSA remain current in all of its other payments to Siemens under the credit agreement.  The hearing was held on May 2, 2011; however, the court had not yet rendered a decision when on May 16, 2011, the Company filed the Chapter 11 Case in the U.S. Bankruptcy Court for the Southern District of Florida, West Palm Beach Division, case number 11-23341.

In connection with the Chapter 11 Case, the Company and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan (as subsidiary of the Company) as seller thereto, and William Demant Holdings A/S or its permitted assigns, as purchaser (the “Purchaser”) entered into an Asset Purchase Agreement dated May 16, 2011 (the “Asset Purchase Agreement”) pursuant to which the Company has agreed to sell substantially all of the assets of the Company to the Purchaser pursuant to Sections 105, 363 and 365 of the Bankruptcy Code, subject to court approval and the satisfaction of certain conditions set forth in the Asset Purchase Agreement.

Following the filing of the Chapter 11 Case, on May18, 2011, the Company moved to have the Siemens litigation removed to federal court and on May 19, 2011 that motion was granted.  On May 19, 2011 the Company had the case dismissed without prejudice.

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

3.7
Certificate of Designations, Preferences and Rights of the  Company’s Series J Preferred Stock  (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed December 26, 2001 (File No. 001-11655)).

3.8
Amendment of Restated Certificate of Incorporation (increasing authorized capital) (incorporated herein by reference to Exhibit 3.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

3.9
Amendment to Certificate of Designation of Series H Junior Participating Preferred Stock of HearUSA, Inc. (increasing the number of authorized series H Shares (incorporated herein  by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 17, 2009)).

3.10	Amended and Restated By-Laws of HearUSA, Inc. (effective October 16, 2009) (incorporated herein by reference to the Company’s Report Filed on Form 8-K, filed October 27, 2009).
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

10.1
Asset Purchase Agreement, dated May 16, 2011, by and among HearUSA, Inc. and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan, as sellers, and William Demant Holding A/S or its permitted assigns, as purchaser (incorporated herein by reference to Exhibit 2.1 to the Company’s Report Filed on Form 8-K, filed May 19, 2011).

10.2
Credit and Security Agreement, dated May 16, 2011, by and between HearUSA, Inc. and William Demant Holdings A/S(incorporated herein by reference to Exhibit 10.1 to the Company’s Report Filed on Form 8-K, filed May 19, 2011).

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

June 24, 2011

/s/ Gino Chouinard
Gino Chouinard
Interim Chief Executive Officer
HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.