Form 10-Q
period 2011-07-02
HEARUSA INC
filed 2011-09-07
CIK 821536

I UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 2, 2011

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

On September 2, 2011, 45,609,757 shares of the Registrant’s Common Stock were outstanding.

Part I – Financial Information
Item 1. Financial Statements

HearUSA, Inc.
(Debtor in Possession)
Consolidated Balance Sheets
(unaudited)

	July 2,	December 25,
	2011	2010
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,641	$3,902
Short-term marketable securities	-	500
Accounts and notes receivable, less allowance for doubtful accounts of $401 and $484	3,735	4,485
Inventories	1,440	1,493
Prepaid expenses and other	1,375	354
Escrow for debtor-in-possession payments	899	-
Total current assets	11,090	10,734
Property and equipment, net	3,022	3,317
Goodwill	-	51,927
Intangible assets, net	11,707	12,123
Deposits and other	656	664
Restricted cash and cash equivalents	2,265	2,261
Total Assets	$28,740	$81,026

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,723	$10,928
Accrued expenses	1,730	1,623
Accrued salaries and other compensation	2,463	3,097
Debtor-in-possession loan	5,019	-
Current maturities of long-term debt	31,112	34,928
Dividends payable	46	35
Total current liabilities	48,093	50,611
Long-term debt	78	1,134
Liabilities subject to compromise	5,665	-
Deferred income taxes	2,261	8,215
Total liabilities	56,097	59,960
Commitments and contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock (aggregate liquidation preference $2,330, $1 par, 7,500,000 shares authorized)
Series H Junior Participating (none outstanding)	-	-
Series J (233 shares outstanding)	-	-
Total preferred stock	-	-

Common stock: $.10 par; 75,000,000 shares authorized 45,533,611 and 45,451,160 shares issued	4,553	4,545
Additional paid-in capital	139,339	138,931
Accumulated deficit	(172,342)	(122,858)
Treasury stock, at cost: 523,662 common shares	(2,485)	(2,485)
Total HearUSA, Inc. Stockholders’ Equity (Deficit)	(30,935)	18,133
Noncontrolling interest	3,578	2,933
Total Stockholders’ equity (deficit)	(27,357)	21,066
Total Liabilities and Stockholders’ Equity (Deficit)	$28,740	$81,026

See accompanying notes to consolidated financial statements

HearUSA, Inc
(Debtor in Possession)
Consolidated Statements of Operations
Six Months Ended July 2, 2011 and June 26, 2010
(unaudited)

	July 2,	June 26,
	2011	2010
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$38,892	$37,791
Services	2,780	3,213
Total net revenues	41,672	41,004

Operating costs and expenses
Hearing aids and other products	11,264	9,869
Services	843	836
Total cost of products sold and services excluding depreciation and amortization	12,107	10,705

Center operating expenses	21,073	23,611
General and administrative expenses	7,869	7,786
Depreciation and amortization	890	1,134
Gain on settlement of litigation	(329)	-
Goodwill impairment loss	51,927	-
Total operating costs and expenses	93,537	43,236

Loss from operations	(51,865)	(2,232)
Non-operating income (expenses)
Gain (loss) on foreign exchange	(2)	15
Reorganization items	(987)	-
Interest income	4	7
Interest expense	(1,857)	(1,790)
Loss before income tax benefit (expense)	(54,707)	(4,000)
Income tax benefit (expense)	5,954	(440)
Net Loss	(48,753)	(4,440)
Net income attributable to noncontrolling interest	(645)	(312)
Net loss attributable to HearUSA, Inc.	(49,398)	(4,752)
Dividends on preferred stock	(86)	(70)

Net loss attributable to HearUSA, Inc. common stockholders	$(49,484)	$(4,822)

Net loss attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(1.10)	$(0.11)

Weighted average number of shares of common stock outstanding – basic and diluted	44,971	44,894

See accompanying notes to consolidated financial statements

HearUSA, Inc
(Debtor in Possession)
Consolidated Statements of Operations
Three Months Ended July 2, 2011 and June 26, 2010
(unaudited)

	July 2,	June 26,
	2011	2010
	(Dollars in thousands, except per share amounts)

Net revenues
Hearing aids and other products	$18,964	$19,796
Services	1,384	1,613
Total net revenues	20,348	21,409

Operating costs and expenses
Hearing aids and other products	5,451	5,290
Services	437	412
Total cost of products sold and services excluding depreciation and amortization	5,888	5,702

Center operating expenses	9,941	12,209
General and administrative expenses	3,892	3,769
Depreciation and amortization	433	564
Total operating costs and expenses	20,154	22,244

Income (loss) from operations	194	(835)
Non-operating income (expenses)
Gain (loss) on foreign exchange	19	(5)
Reorganization items	(987)	-
Interest income	2	5
Interest expense	(1,029)	(841)
Loss before income tax expense	(1,801)	(1,676)
Income tax expense	-	(220)
Net Loss	(1,801)	(1,896)
Net income attributable to noncontrolling interest	(291)	(238)
Net loss attributable to HearUSA, Inc.	(2,092)	(2,134)
Dividends on preferred stock	(46)	(32)

Net loss attributable to HearUSA, Inc. common stockholders	$(2,138)	$(2,166)

Net loss attributable to HearUSA, Inc. common stockholders per common share – basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares of common stock outstanding – basic and diluted	44,985	44,922

See accompanying notes to consolidated financial statements

HearUSA, Inc.
(Debtor in Possession)
Consolidated Statements of Cash Flows
Six Months Ended July 2, 2011 and June 26, 2010
(unaudited)

	July 2,	June 26,
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net loss	$(48,753)	$(4,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	1,134
Stock-based compensation	415	526
(Gain) loss on foreign exchange	2	(15)
Gain on settlement of litigation	(329)	-
Goodwill impairment loss	51,927	-
Provision for doubtful accounts	218	241
Deferred income tax (benefit) expense	(5,954)	440
Non-cash interest on notes payable and warrants	40	(38)
Principal payments on long-term debt made through rebate credits	(1,501)	(1,535)
Other	1	3
(Increase) decrease in:
Accounts and notes receivable	511	(193)
Inventories	53	375
Prepaid expenses and other	(1,913)	100
Increase (decrease) in:
Accounts payable and accrued expenses	565	198
Accrued salaries and other compensation	(634)	(330)
Net cash used in operating activities	(4,462)	(3,534)

Cash flows from investing activities
Purchase of property and equipment	(170)	(151)
Purchase of intangible assets	-	(47)
Net proceeds from the sale of short-term marketable securities	500	2,800
Business acquisitions	-	(248)
Net cash provided by investing activities	330	2,354

Cash flows from financing activities
Proceeds from debtor in possession term loan	4,988	-
Proceeds from issuance of long-term debt	-	200
Principal payments on long-term debt	(1,035)	(1,991)
Dividends paid on preferred stock	(75)	(70)
Net cash provided (used) in financing activities	3,878	(1,861)

Effects of exchange rate changes on cash	(7)	30
Net decrease in cash and cash equivalents	(261)	(3,011)
Cash and cash equivalents at the beginning of period	3,902	7,037
Cash and cash equivalents at the end of period	$3,641	$4,026

Supplemental disclosure of cash flows information:
Cash paid for interest	$316	$179
Cash paid for income taxes	$-	$1,923
Cash paid for reorganization items	$391	$-

Supplemental schedule of non-cash investing and financing activities:
Principal payments on long-term debt made through rebate credits	$(1,501)	$(1,535)

Issuance of capital lease in exchange for property and equipment	$32	$23
Issuance of notes payable in exchange for business acquisitions	$-	$216

See accompanying notes to consolidated financial statements

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six month period ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 25, 2010.

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

The Company’s fiscal year ends on the last Saturday in December and customarily consists of four 13-week quarters for a total of 52 weeks. Every sixth year includes 53 weeks. The current year includes 53 weeks and the additional week was included in the first quarter of 2011.

HearUSA Inc. (“HearUSA” or “the Company”), a Delaware corporation, was established in 1986. As of July 2, 2011, the Company had a network of 170 company-owned hearing care centers in eleven states, including HEARx West centers in California. The Company also sponsors a network of credentialed hearing care providers, with over 2,600 access points, that participate in selected hearing benefit programs contracted by the Company with employer groups, health insurers and benefit sponsors in 49 states including HEARx West centers in California.  The centers and the network providers provide audiological products and services for the hearing impaired.   The Company is also the administrator of the American Association of Retired Persons (“AARP”) Hearing Care program, designed to help members of AARP who have hearing loss. On May 16, 2011, the Company filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.  See further discussion of the Chapter 11 Case described in Notes 3 and 12 below.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company’s 50%-owned joint venture, HEARx West, LLC, generated net income during the three and six months ended July 2, 2011, of approximately $582,000 and $1.3 million, respectively, and $462,000 and $625,000 during the three and six months ended June 26, 2010, respectively. Because the Company is the general manager of HEARx West and its day to day operations, the Company has significant control over the joint venture.  Therefore, the accounts of HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. are consolidated in these financial statements.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidations” (see Note 8 Noncontrolling Interest below), the Company generally records 50% of the joint venture’s net income (loss) as income (loss) attributable to noncontrolling interests in the Company’s consolidated statements of operations with a corresponding noncontrolling interest in stockholders’ equity on its consolidated balance sheets.  The Company’s accompanying consolidated financial statements reflect this guidance.

None of the goodwill impairment described in Note 4 below was attributable to the non-controlling interest.

HearUSA, Inc
(Debtor in Possession)
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

Common stock equivalents for restricted stock units, outstanding options and warrants to purchase common stock, of approximately 34,000 and 209,000, were excluded from the computation of earnings per share – diluted for the three and six months ended July 2, 2011, respectively and 1.2 million and 1.3 million for the three and six months ended June 26, 2010, respectively, because the loss attributable to HearUSA, Inc. would make them anti-dilutive.

2. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at both July 2, 2011 and December 25, 2010 consist of certificates of deposit with contractual maturities of one year or less of approximately $2.3 million.  Cash and cash equivalents of $2.0 million are pledged as collateral for a standby letter of credit provided to AARP in 2009. The commitment to maintain a standby letter of credit decreases by $1.0 million on January 1, 2012 and will end on September 1, 2012, if the conditions of the agreement are met.  There is also $232,000 cash restricted for automated clearing house exposure in both 2011 and 2010.

3. Bankruptcy Filing and Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Our sources of revenues are not sufficient to cover our operating costs for the next twelve months and this raises substantial doubt about our ability to continue as a going concern.

The Company was in a dispute with its lender, Siemens Hearing Instruments, Inc. (“Siemens”), in regard to the amount of cash prepayment due to Siemens pursuant to the Siemens Credit Agreement (see Note 6 Long-term Debt – Credit Agreement) as a result of the sale by the Company of the Company’s Canadian operations in 2009.  On March 17, 2011, the Company received a notice of default from Siemens.  The notice stated that as a result of the Company’s failure to pay $2.3 million which Siemens had claimed was due as a pre-payment under the Siemens Credit Agreement, Siemens declared Company in default under the Siemens Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Siemens Credit Agreement and demanded the immediate payment of $32.7 million, the full amount of the Siemens debt at that time.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets (See Note 6).  The Company did not have sufficient funds to repay the debt.

On May 16, 2011, HearUSA, Inc and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan, a subsidiary, (the “Filing Companies”) filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Chapter 11 Case”).  HEARx West, LLC and its wholly owned subsidiary, HEARx West, Inc. did not file for protection under Chapter 11.  The Company has an intra-company payable due to HEARx West, LLC of approximately $2.5 million as of July 2, 2011, which is eliminated in consolidation.

A summary of HEARx West, LLC balance sheet and statement of operations is shown below:

Balance Sheet	July 2, 2011

Total Assets	$11,488
Total Current Liabilities	3,198
Total Long-term Liabilities	79
Total Equity	$8,211

Statement of Operations	July 2, 2011

Revenues	$12,746
Expenses	$11,457
Net Income	$1,289

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the July 2, 2011 balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by all assets of the Filing Companies.  The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties.

In connection with the Chapter 11 Case, the Company entered into an Asset Purchase Agreement (the Demant APA) with William Demant Holdings A/S (William Demant) as a stalking horse bidder for a Section 363 sale of assets.

Pursuant to the terms of the Demant APA, Demant agreed to purchase the acquired assets for a purchase price of $70 million in cash, forgiveness of up to $10 million of debtor-in-possession financing, the assumption of certain liabilities and the payment of certain cure amounts.  The excluded liabilities included the Siemens trade payables, totaling approximately $4.7 million and Siemens debt totaling approximately $31.5 million, certain accrued wages and vacation pay totaling approximately $1.3 million and other payables of approximately $0.5 million as of April 2, 2011.  These liabilities would be paid to the extent possible out of the proceeds of the sale.

4. Goodwill Impairment

During the first quarter of 2011, as a result of Siemens’ notice of default, our operating results and lack of liquidity, we concluded that there were  sufficient indicators to require us to perform an interim impairment analysis.   We prepared separate analyses of long-lived assets, intangible assets subject to amortization and the indefinite lived trade name.  No adjustments were required in the first quarter of 2011 to the carrying value of our long-lived assets, intangible assets subject to amortization or the indefinite lived trade name based on the analysis performed.  We then performed a Step 1 goodwill impairment test as of the end of the first quarter of 2011, which indicated the carrying amounts of goodwill for the center and network reporting units exceeded their implied fair value.

In light of the Chapter 11 Case, we based our estimate of the fair value of the reporting unit on negotiations with independent third parties based on the terms of the Demant APA which was entered into by the Company in contemplation of the filing of the Chapter 11 petition.  William Demant was the stalking horse bidder for substantially all of the Company’s assets and the Demant APA contained the terms and conditions upon which the Company was prepared to sell its assets and William Demant was prepared to purchase such assets.  Based on the Company’s Step 2 analysis, we recorded an estimated $51.9 million pre-tax non-cash impairment charge to write down the goodwill associated with these reporting units.

As part of the impairment, the Company recorded a deferred income tax benefit of approximately $6.0 million related to the impairment loss of goodwill.  The remaining deferred tax liability relates to the indefinite-lived trade name.

5. Debtor-in-Possession Loan

On May 16, 2011, in connection with the Chapter 11 Case and the Demant APA, the Filing Companies entered into a Credit and Security Agreement (“DIP Credit Agreement”) with William Demant.

The DIP Credit Agreement provides for aggregate borrowings of up to $10 million (the “DIP Loan”).

In the second quarter of 2011, the Company made borrowings on the DIP loan of approximately $5.0 million.

With certain exceptions, the DIP Loan accrues interest at a per annum rate of 4% above the “prime rate” as published in the Wall Street Journal, unless an event of default occurs, after which interest will accrue at a rate that is 2% higher than the highest interest rate applicable to the DIP Loan prior to such an event of default.  The prime rate at July 2, 2011 was 3.25%.

In consideration of entering into the DIP Credit Agreement, the Filing Companies paid William Demant a closing fee of 2% of the DIP Loan in May 2011.

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

Subject to certain conditions and pursuant to an agreed upon budget, proceeds of the DIP Loan have been used to (i) to pay certain expenses of the Filing Companies; (ii) to pay adequate protection claims; (iii) to pay the fees of the Office of the United States Trustee; (iv) to pay the fees of certain professionals retained by the Filing Companies in connection with the Chapter 11 Case; (v) to pay property taxes with respect to any collateral subject to senior liens; (vi) to fund certain reserves as provided in various Bankruptcy Court orders; and (vii) to pay other expenses authorized by the Bankruptcy Court in connection with the Chapter 11 Case.

The DIP Loan will mature on the earlier of (a) the closing of the sale contemplated by the Demant APA, (b) the closing of any sale pursuant to higher and better bid approved by the Bankruptcy Court, and (c) 120 days following the entry of the Bankruptcy Court order authorizing, with William Demant’s consent, the granting of credit by William Demant to the Company on a permanent basis.  Once the DIP Loan is repaid it is terminated and unavailable.

As discussed in Note 12, Subsequent Events, the cash received from the sale of assets to Audiology Distribution LLC is expected to be used to repay the DIP Loan.

6. Long-term Debt

Long-term debt, net of discounts, consists of the following:

	July 2,	December 25,
Dollars in thousands	2011	2010

Notes payable to Siemens-secured
Tranche B	$3,902	$4,092
Tranche C	26,839	28,151
Total notes payable to Siemens-secured	30,741	32,243
Notes payable from business acquisitions and other	449	3,819
	31,190	36,062
Less current maturities	31,112	34,928
	$78	$1,134

The approximate aggregate maturities on long-term debt obligations are as follows (in thousands) and include the payments due under the Siemens notes payable based on their contractual maturities under the Siemens’ Credit Agreement. Based on the Chapter 11 Case and our intent to repay the Siemens debt within one year, the entire $30.7 million and $32.2 million fixed rate debt due to Siemens has been classified as a current liability in our July 2, 2011 and December 25, 2010 consolidated balance sheets, respectively:

For the twelve months ended June:

2012	$2,768
2013	2,429
2014	2,381
2015	23,629

Notes Payable to Siemens-Secured

The Company is a party to each of a Credit Agreement, Supply Agreement, Investor Rights Agreement and Security Agreement with Siemens.   The term of the current agreements extends to February 2015.

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

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

The Credit Agreement requires that the Company reduce the principal balance by making annual payments in an amount equal to 20% of Excess Cash Flow (as defined in the agreement), and by paying Siemens 50% of the proceeds of any net asset sales (as defined) and 25% of proceeds from any equity offerings the Company may complete. The Company did not have any Excess Cash Flow (as defined) in the first six months of 2011 or fiscal 2010.

The credit facility imposes certain financial and other covenants on the Company which are customary for loans of this size and nature, including restrictions on the conduct of the Company’s business, the incurrence of indebtedness, merger or sale of assets, the modification of material agreements, changes in capital structure and making certain payments.

The Company has reflected the $30.7 million and $32.2 million in the current portion of long-term debt in its consolidated balance sheet as of July 2, 2011 and December 25, 2010, respectively.

As discussed further in Note 12, Subsequent Events, the note payable – Siemens will be extinguished as part of the purchase price in the Asset Purchase Agreement with Audiology Distribution, LLC, a wholly owned subsidiary of Siemens Hearing Instruments, Inc.

Supply Agreement

The Supply Agreement extends to February 2015 and requires the Company to purchase at least 90% of its hearing aid purchases from Siemens and its affiliates.   The 90% requirement is computed on a cumulative four consecutive quarters. The Company has met the minimum purchase requirements of the Supply Agreement since inception of the arrangement with Siemens.  Approximately $50.3 million has been rebated since the Company entered into this arrangement in December 2001.

Additional quarterly volume rebates of $156,250, $312,500 or $468,750 can be earned by meeting certain quarterly volume tests. These rebates reduce the principal due on the credit facility. Additional volume rebates of $312,500 were recorded in each of the first six months of 2011 and 2010, respectively.

HearUSA, Inc
(Debtor in Possession)
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

(1) Calculated using trailing twelve month units purchased by the Company
(2) Siemens units purchased from acquired businesses ($50 per unit)
(3) Assuming the $50 million line of credit is fully utilized

The following table shows the rebates received from Siemens pursuant to the supply agreement during each of the following periods:

	Six Months Ended		Three Months Ended
Dollars in thousands	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010

Portion applied against quarterly principal payments	$1,501	$1,535	$749	$771
Portion applied against quarterly interest payments	1,486	1,640	737	815
	$2,987	$3,175	$1,486	$1,586

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

Notes Payable from Business Acquisitions and Other

Notes payable from business acquisitions and other are primarily notes payable related to acquisitions of hearing care centers and total approximately $2.0 million ($1.5 million is subject to compromise) and $3.1 million at July 2, 2011 and December 25, 2010, respectively. They have a face value of $2.1 million ($1.6 million subject to compromise) and $3.2 million at July 2, 2011 and December 25, 2010, respectively and are payable in monthly or quarterly installments of principal and interest varying from $3,000 to $76,000 over periods varying from two to five years, bearing interest at rates varying from 5% to 7%. The notes have been discounted using a market rate of 10%. The discount is being accreted over the term of the notes on an effective interest method. Accreted discount of $40,000 and $101,000 has been included in interest expense in the first six months ended July 2, 2011 and June 26, 2010, respectively.

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

Other notes payable relate mostly to capital leases totaling approximately $579,000 (subject to compromise) and $709,000 at July 2, 2011 and December 25, 2010, respectively, payable in monthly or quarterly installments varying from $253 to $10,000 over periods varying from one to five years and bear interest at rates varying from 2.3% to 16.7%.

7. Liabilities Subject to Compromise

Certain claims against the Company in existence prior to the Chapter 11 Case (‘pre-petition liabilities’) may be subject to compromise or other treatment and are reflected as liabilities subject to compromise in the accompanying consolidated balance sheet. A summary of liabilities subject to compromise as of July 2, 2011 is shown below:

Liabilities Subject to Compromise

July 2, 2011
Accounts payable	$2,826
Accrued liabilities	723
Notes payable from business acquisitions and other	2,116
Total liabilities subject to compromise	$5,665

8. Noncontrolling Interest

The Company accounts and reports for noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries under FASB ASC 810-10, “Consolidations.” The guidance requires that: (1) a noncontrolling interest, previously referred to as a minority interest, is to be reported as part of equity in the consolidated financial statements; (2) losses are to be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, thereby reducing the losses attributed to the controlling interest; (3) changes in ownership interest are to be treated as equity transactions if control is maintained; (4) changes in ownership interest resulting in a gain or loss are to be recognized in earnings if control is gained or lost; and (5) in a business combination where the noncontrolling interest’s share of net assets acquired is to be recorded at fair value, plus its share of goodwill.

A reconciliation of noncontrolling interest of our subsidiary HEARx West, LLC for the six months ended July 2, 2011 is as follows:

Amount (thousands)
Balance at December 25, 2010	$2,933
Joint venture earnings	645
Balance at July 2, 2011	$3,578

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

9. Fair Value

As of July 2, 2011 and December 25, 2010, the fair value of the Company’s long-term debt is estimated at approximately $30.7 million and $36.1 million, respectively, based on discounted cash flows and the application of the fair value interest rates applied to the expected cash flows, which is consistent with its carrying value. The Company has determined that the long-term debt is defined as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.

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

There are no assets or liabilities that have recurring fair value measurements as of July 2, 2011.

The impairment of the carrying value of the Company’s goodwill was based on an estimated fair value based on negotiations with independent third parties. The Company has determined that goodwill is defined a Level 3 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

The Company’s short-term marketable securities at December 25, 2010 primarily consisted of money market mutual funds invested in U.S. treasury securities generally maturing in three months or less. These securities were classified as available for sale. There was no unrealized gain or loss as of or for the six months ended July 2, 2011.

10. Stock-based Compensation

Under the terms of the Company’s equity compensation plans, officers, certain other employees and non-employee directors may be granted options to purchase the Company’s common stock at a price equal to the closing price of the Company’s common stock on the date the option is granted as well as restricted stock and restricted stock units. We recognize stock-based compensation expense based on the estimated grant date fair value using a Black-Scholes valuation model. Stock-based compensation expense is included in general and administrative expenses and totaled approximately $204,000 and $415,000 (of which approximately $28,000 and $50,000 relates to restricted stock units) in the three and six months ended July 2, 2011 and $308,000 and $526,000 (of which approximately $53,000 and $73,000 relates to restricted stock units) in the three and six months ended June 26, 2010, respectively.

In the first six months of 2011, the Company granted 50,000 options at an exercise price of $0.51. These options vest ratably over the four years commencing on the first anniversary of the grant date.

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

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

We have not paid dividends on common stock in the past and do not plan to pay any dividends on common stock in the foreseeable future.

Stock-based payment award activity

The following table provides additional information regarding options outstanding and options that were exercisable as of July 2, 2011 (options and intrinsic value in thousands):

			Weighted
			Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 25, 2010	6,752	$1.14		-
Granted	50	$0.51		-
Exercised	-	-		-
Forfeited/expired/cancelled	(890)	$1.02		-
Outstanding at July 2, 2011	5,912	$1.15	4.14	$35
Exercisable at July 2, 2011	4,801	$1.15	3.26	$35

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at July 2, 2011. There was approximately $1.1 million of total unrecognized compensation cost related to share-based compensation under our stock award plans as of July 2, 2011. That cost is expected to be recognized over the remaining average life of 4 years as of July 2, 2011. At July 2, 2011, the aggregate intrinsic value of the employee and non-employee director options outstanding and exercisable was approximately $35,000, of which $5,000 is non-employee director aggregate intrinsic value.

A summary of the status and changes in our non-vested options related to our equity incentive plans as of and during the six months ended July 2, 2011 is presented below:

		Weighted Average
		Grant- Date
	Shares (in thousands)	Fair Value
Non-vested at December 25, 2010	1,925	$1.08
Granted	50	0.51
Vested	(451)	0.93
Forfeited unvested	(413)	1.09
Non-vested at July 2, 2011	1,111	$1.11

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

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

No restricted stock units were granted in the first six months of 2011.

Using the most probable award, the Company recorded approximately $53,000 and $73,000 in stock-based compensation expense for restricted stock units which are included in total stock-based compensation expense of approximately $415,000 and $526,000 in the first six months ended July 2, 2011 and June 26, 2010, respectively.

A summary of the Company’s restricted stock unit activity and related information for the six months ended July 2, 2011 is as follows:

	Service-based	Performance-based
	Restricted Stock Units (1)	Restricted Stock Units (1)
Outstanding Balance at December 25, 2010	45,500	124,422
Awarded	-	-
Vested	(45,500)	(62,211)
Forfeited	-	(32,935)
Outstanding at July 2, 2011	-	29,726

(1)	Each stock unit represents the fair market value of one share of common stock.

The fair value of the 107,711 shares vested during the first six months of 2011 was approximately $54,000.

The weighted average grant-date fair value per share for the restricted stock units was $0.90 at July 2, 2011. The weighted average remaining contractual term is 1 years at July 2, 2011.

Based on the closing price of the Company’s common stock of $0.40 per share on July 2, 2011, the total pretax value of all outstanding restricted stock units on that date was approximately $12,000.

11. Segments

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

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

The following is the Company’s segment information:

Dollars in thousands
	Centers	Network	Corporate	Total
Hearing aids and other products revenues
6 months ended July 2, 2011	$38,396	$496	$-	$38,892
6 months ended June 26, 2010	$37,750	$41	$-	$37,791

Service revenues
6 months ended July 2, 2011	$1,774	$970	$36	$2,780
6 months ended June 26, 2010	$2,047	$656	$510	$3,213

Income (loss) from operations
6 months ended July 2, 2011	$(42,972)	$(865)	$(8,028)	$(51,865)
6 months ended June 26, 2010	$6,204	$(903)	$(7,533)	$(2,232)

6 months ended July 2, 2011
Depreciation and amortization	$675	$20	$195	$890
Total assets	$14,701	$31	$14,008	$28,740
Capital expenditures	$146	$-	$24	$170

6 months ended June 26, 2010
Depreciation and amortization	$868	$9	$257	$1,134
Total assets	$66,177	$914	$17,443	$84,534
Capital expenditures	$140	-	$58	$198

Hearing aids and other products revenues consisted of the following:

	Six months ended
	July 2,	June 26,
	2011	2010
Hearing aid revenues	97.1%	96.7%
Other products revenues	2.9%	3.3%

Services revenues consisted of the following:

	Six months ended
	July 2,	June 26,
	2011	2010
Hearing aid repairs	54.2%	48.5%
Testing and other income	45.8%	51.5%

Income (loss) from operations at the segment level is computed before the following, the sum of which is included in the column “Corporate” as loss from operations:

	Six months ended
	July2,	June 26,
Dollars in thousands	2011	2010
Contract service revenue on Canadian support agreement	$(36)	$(510)
General and administrative expense	7,869	7,786
Corporate depreciation and amortization	195	257
Corporate loss from operations	$8,028	$7,533

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

12. Subsequent Events

In connection with ongoing bankruptcy proceedings in the U.S. Bankruptcy Court for the Southern District of Florida, West Palm Beach Division, the Company conducted an auction for the sale of substantially all of its assets on July 29, 2011 in Ft. Lauderdale, Florida. As a result of that auction, the Company and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan, as sellers, and Audiology Distribution, LLC, a wholly owned subsidiary of Siemens Hearing Instruments, Inc., or its permitted assigns, as purchaser (the “Purchaser”) and Siemens Hearing Instruments, Inc. or its permitted assigns (for limited purposes only) (“Siemens”) entered into an Asset Purchase Agreement, dated July 29, 2011, pursuant to which the Company agreed to sell substantially all of its assets to the Purchaser pursuant to Sections 105, 363 and 365 of the U.S. Bankruptcy Code, subject to Bankruptcy Court approval and the satisfaction of certain conditions set forth in the Asset Purchase Agreement (the “Siemens APA”). Pursuant to the Siemens APA and applicable provisions of the Bankruptcy Code, the Siemens APA became binding on the Company upon issuance by the Bankruptcy Court of a sale order.

On August 17, 2011, the Bankruptcy Court issued the sale order with respect to the Siemens APA.
Pursuant to the terms of the Siemens APA, the Purchaser has agreed to purchase the acquired assets for a purchase price estimated at approximately $109 million (the "Purchase Price"). The Purchase Price is comprised of $66.8 million in cash plus certain assumed liabilities (which includes repayment or assumption of the $10 million debtor-in-possession (DIP) financing provided by William Demant Holdings A/S), plus the payment of cure costs for assumed contracts, and the assumption of various liabilities of the Company. In addition, Siemens has agreed to an unconditional waiver of its right to receive any distribution with respect to the 6.4 million shares of the Company's common stock that it owns in the event that the sale to the Purchaser under the Siemens APA is consummated. For purposes of the bidding in the Section 363 auction, the Company estimated the value of the waiver of distribution to be in the range of $6.0 to $7.0 million, subject to final reconciliation of assumed liabilities, excluded liabilities, taxes and common stock dilution effects of the transaction.

Pursuant to the Siemens APA, the Company, Siemens and the Purchaser agreed that, solely for purposes of the comparison of bids from the Purchaser and William Demant during the Section 363 auction, the offer by the Purchaser would also reflect an amount equal to $20 million corresponding to the value, agreed for such purposes, of eliminating the possibility of a rejection damages claim regarding the supply agreement between the Company and Siemens as long as the Purchaser was the prevailing bidder.

Consummation of the sale to the Purchaser is subject to a number of customary conditions, including, among others, conditions related to compliance with federal antitrust regulations; accuracy of the representations and warranties of the parties; material compliance by the parties with their obligations under the Siemens APA; and compliance with certain specified deadlines for actions in connection with the bankruptcy case.

The Siemens APA may be terminated by the Purchaser under a number of circumstances, including the Company’s breach of certain representations and covenants; the failure to obtain certain Bankruptcy Court orders by agreed dates, and the failure to close the sale within sixty days after the sale order was entered by the Bankruptcy Court. The sale order was approved by the Bankruptcy Court on August 17, 2011.

13. Gain on Settlement of Litigation

In January 2011, the Company settled litigation regarding a Center that was acquired in 2009. The gain on settlement of litigation of approximately $329,000 resulted primarily from an agreement to reduce the notes payable – business acquisitions owed by the Company.

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

14. Recent Accounting Pronouncements

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU 2011-04 to have a material effect on our financial position, results of operations, or cash flow.

HearUSA, Inc
(Debtor in Possession)
Notes to Consolidated Financial Statements
(unaudited)

In June 2011, the FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of shareholders’ equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-05.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q and, in particular, this management’s discussion and analysis contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements include, but are not limited to, those relating to the Company’s expectation that the closing of the sale of substantially all of the Company’s assets will occur within 30 days of the final sale order issued by the bankruptcy court, the expectation that the proceeds of the sale of the Company’s assets will allow the Company to pay its debts and claims to Siemens and its other creditors and the expectation that adoption of ASU 2011-04 will not have a material impact on our financial position and results or require additional disclosure. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict, including, but not limited to, that the closing conditions that are required in order to consummate the sale under the asset purchase agreement with Siemens will be met, that additional claims pursuant to the Company’s bankruptcy proceedings may deplete the proceeds the Company receives from the sale of its assets, and other risks described in this report and in the Company’s annual report on Form 10-K for fiscal year 2010 filed with the Securities and Exchange Commission.

General

On August 1, 2011, the Company announced that Audiology Distribution, LLC, a wholly owned subsidiary of Siemens Hearing Instruments, Inc. submitted the highest and best bid for the purchase of substantially all of the assets of the company in the July 29, 2011 Section 363 auction conducted under bidding procedures established for HearUSA’s Chapter 11 bankruptcy proceedings. The U.S. Bankruptcy Court for the Southern District of Florida, West Palm Beach Division approved the sale August 17, 2011. The Company expects to close the transaction within 30 days of the final sale order.

RESULTS OF OPERATIONS

For the three months ended July 2, 2011 compared to the three months ended June 26, 2010

Revenues

Dollars in thousands

	2011	2010	Change	% Change
Hearing aids and other products	$18,964	$19,796	$(832)	(4.2)%
Services	1,384	1,613	(229)	(14.2)%
Total net revenues	$20,348	$21,409	$(1,061)	(5.0)%

The $832,000 or 4.2% decrease in hearing aids and other products revenues in the second quarter of 2011 from the second quarter of 2010 is primarily the result of disruptions in our business due to the bankruptcy filing on May 16, 2011. The 14.2% decrease in service revenues is primarily due to contract service revenue earned in the second quarter of 2010 pursuant to the support agreement entered into upon the sale of our Canadian operations in 2009 which ended in 2010.

Cost of Products Sold and Services

Dollars in thousands

	2011	2010	Change	%
Hearing aids and other products	$5,451	$5,290	$161	3.0%
Services	437	412	25	6.1%
Total cost of products sold and services	$5,888	$5,702	$186	3.3%
Percent of total net revenues	28.9%	26.6%	2.3%	8.6%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens.
The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 6 – Long-term Debt):

	2011	2010	Change	%
Rebates offsetting base required payments on Tranche C	$500	$500	$-	-
Volume rebates used to reduce Tranche C principal	156	156	-	-
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	93	115	(22)	(19.1)%
Rebates offsetting interest on Tranches B and C	737	815	(78)	(9.6)%
Total rebate credits	$1,486	$1,586	$(100)	(6.3)%
Percent of total net revenues	7.3%	7.4%	(0.1)%	(1.4)%

The $78,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 36.3% in the second quarter of 2011 compared to 34.4% in the second quarter of 2010. The increase in cost of sales as a percentage of revenue is the result of product mix and increased hearing aid sales in our network segment which generate lower margins.

Expenses

Dollars in thousands

	2011	2010	Change	%
Center operating expenses	$9,941	$12,209	$(2,268)	(18.6)%
Percent of total net revenues	48.9%	57.0%	(8.1)%	(14.2)%
General and administrative expenses	$3,892	$3,769	$123	3.3%
Percent of total net revenues	19.1%	17.6%	1.5%	8.5%
Depreciation and amortization	$433	$564	$(131)	(23.2)%
Percent of total net revenues	2.1%	2.6%	(0.5)%	(19.2)%

The $2.3 million decrease in center operating expenses in the second quarter of 2011 is primarily attributable to reductions of approximately $1.1 million in gross marketing costs, $821,000 in staffing costs and $187,000 in other costs related to our AARP Program.

The $123,000 increase in general and administrative expenses in the second quarter of 2011 includes approximately $955,000 in litigation and financing costs related to the Siemens dispute, which were mostly offset by reductions of approximately $780,000 in salary and wage resulting from staffing reductions.

Reorganization Items

Reorganization items in the second quarter of 2011 totaled approximately $987,000. These expenses represent professional and other fees incurred following the Company’s filing of the voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on May 16, 2011.

Interest Expense

Dollars in thousands

	2011	2010	Change	%
Notes payable from business acquisitions and others (1)	$7	$26	$(19)	(73.1)%
Siemens Tranches B and C – interest forgiven (2)	737	815	(78)	(9.6)%
Debtor in possession loan	285	-	285	100.0%
Total interest expense	$1,029	$841	$188	22.4%

	2011	2010	Change	%
Total cash interest expense (3)	$279	$86	$193	224.4%
Total non-cash interest expense (4)	750	755	(5)	(0.7)%
Total interest expense	$1,029	$841	$188	22.4%

(1)
Includes $22,000 and $47,000 in the first quarter of 2011 and 2010, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 6 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $105,000 reduction of non-cash interest expense in 2010 related to recording warrants at their estimated fair value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the supply agreement minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 6 – Long-term Debt, Notes to Consolidated Financial Statements and Liquidity and Capital Resources, include herein).

(3)
Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and approximately $200,000 in closing fees associated with the debtor-in-possession financing.

(4)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest and interest on Siemens Tranches B and C offset by rebates.

The increase in interest expense in the second quarter of 2011 is primarily attributable to $200,000 of closing fees on the DIP loan proceeds received.

Net Income attributable to noncontrolling interest

During the second quarter of 2011 and 2010, the Company’s 50% owned joint venture, HEARx West, LLC generated net income of approximately $582,000 and $462,000, respectively. The Company generally records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first quarter of 2011 and 2010 was approximately $291,000 and $238,000, respectively.

For the six months ended July 2, 2011 compared to the six months ended June 26, 2010

Revenues

Dollars in thousands

	2011	2010	Change	% Change
Hearing aids and other products	$38,892	$37,791	$1,101	2.9%
Services	2,780	3,213	(433)	(13.5)%
Total net revenues	$41,672	$41,004	$668	1.6%

The $1.1 million or 2.9% increase in hearing aids and other products revenues from the first six months of 2010 is primarily a result of the additional week in the first quarter of 2011. The 13.52% decrease in service revenues is primarily due to contract service revenue earned pursuant to the support agreement entered into upon the sale of our Canadian operations in 2009 which ended in 2010.

Cost of Products Sold and Services

Dollars in thousands

	2011	2010	Change	%
Hearing aids and other products	$11,264	$9,869	$1,395	14.1%
Services	843	836	7	0.8%
Total cost of products sold and services	$12,107	$10,705	$1,402	13.1%
Percent of total net revenues	29.1%	26.1%	3.0%	11.5%

The cost of products sold includes the effect of rebate credits pursuant to our agreements with Siemens. The following table reflects the components of the rebate credits which are included in the above cost of products sold for hearing aids (see Note 6 – Long-term Debts):

	2011	2010	Change	%
Rebates offsetting base required payments on Tranche C	$1,000	$1,000	$-	-
Volume rebates used to reduce Tranche C principal	313	313	-	-
Rebates offsetting required payments on Tranche B for purchases made by acquired centers	189	222	(33)	(14.9)%
Rebates offsetting interest on Tranches B and C	1,485	1,640	(155)	(9.5)%
Total rebate credits	$2,987	$3,175	$(188)	(5.9)%
Percent of total net revenues	7.2%	7.7%	(0.5)%	(6.5)%

The $155,000 decrease in interest forgiven is due to a decrease in Siemens indebtedness. Cost of products sold as a percent of total net revenues before the impact of the Siemens rebate credits was 36.3% in the first six months of 2011 compared to 34.3% in the first six months of 2010. The increase in cost of sales as a percentage of revenue is the result of product mix and increased hearing aid sales in our network segment which generate lower margins.

Expenses

Dollars in thousands

	2011	2010	Change	%
Center operating expenses	$21,073	$23,611	$(2,538)	(10.7)%
Percent of total net revenues	50.6%	57.6%	(7.0)%	(12.2)%
General and administrative expenses	$7,869	$7,786	$83	1.1%
Percent of total net revenues	18.9%	19.0%	(0.1)%	(0.5)%
Depreciation and amortization	$890	$1,134	$(244)	(21.5)%
Percent of total net revenues	2.1%	2.8%	(0.7)%	(25.0)%

The $2.5 million decrease in center operating expenses in the first six months of 2011 is primarily attributable to reductions of approximately $891,000 in staffing costs, $1.3 million in gross marketing costs and $265,000 in other costs related to our AARP Program.

The $83,000 increase in general and administrative expenses in the first six months of 2011 includes approximately $1.8 million in litigation and financing costs related to the litigation with Siemens (see Liquidity and Capital Resources, below), which is offset by reductions of approximately $1.2 million in salary and wage resulting from staffing reductions, $100,000 in consulting and professional fees and approximately $328,000 in other general and administrative expenses.

Reorganization Items

Reorganization items in the first six months of 2011 were approximately $987,000. These expenses represent professional and other fees incurred following the Company’s filing of the voluntary petition for reorganization under Chapter 11.

Gain on Settlement of Litigation

In January 2011, the Company settled litigation regarding a Center that was acquired in 2009. The gain on settlement of litigation of approximately $329,000 resulted primarily from an agreement to reduce the notes payable – business acquisitions owed by the Company.

Goodwill Impairment

During the first quarter of 2011, as a result of Siemens’ notice of default, our operating results and lack of liquidity, we concluded that there were sufficient indicators to require us to perform an interim impairment analysis. We prepared separate analyses of long-lived assets, intangible assets subject to amortization and the indefinite lived trade name. No adjustments were required in the first quarter of 2011 to the carrying value of our long-lived assets, intangible assets subject to amortization or the indefinite lived trade name based on the analysis performed.

We then performed a Step 1 goodwill impairment test as of the end of the first quarter of 2011, which indicated the carrying amounts of goodwill for the center and network reporting units exceeded their implied fair value.

In light of the Chapter 11 Case, we based our estimate of the fair value of the reporting units on negotiations with independent third parties based on the terms of the Demant APA. Based on the Company’s Step 2 analysis, we recorded an estimated $51.9 million non-cash impairment charge to write down the goodwill associated with these reporting units.

As part of the impairment, the Company recorded a deferred income tax benefit of approximately $6.0 million related to the impairment loss of goodwill.

Interest Expense

Dollars in thousands

	2011	2010	Change	%
Notes payable from business acquisitions and others (1)	$86	$150	$(64)	(42.7)%
Siemens Tranches B and C – interest forgiven (2)	1,486	1,640	(154)	(9.4)%
Debtor in possession loan	285	-	285	100.0%
Total interest expense	$1,857	$1,790	$67	3.7%

	2011	2010	Change	%
Total cash interest expense (3)	$331	$189	$142	75.1%
Total non-cash interest expense (4)	1,526	1,601	(75)	(4.7)%
Total interest expense	$1,857	$1,790	$67	3.7%

(1)
Includes $50,000 and $101,000 in the first six months of 2011 and 2010, respectively, of non-cash interest expense related to recording of notes at their present value by discounting future payments to market rate of interest (see Note 6 – Long-term Debt, Notes to Consolidated Financial Statements included herein) and $140,000 reduction of non-cash interest expense in the first six months of 2010 related to recording warrants at their estimated fair value.

(2)
The interest expense on Tranches B and C is forgiven by Siemens as long as the supply agreement minimum purchase requirements are met and a corresponding rebate credit is recorded in reduction of the cost of products sold (see Note 6 – Long-term Debt, Notes to Consolidated Financial Statements and Liquidity and Capital Resources, include herein).

(3)	Represents the sum of the cash interest portion paid on the notes payable for business acquisitions and others and approximately $200,000 in closing fees related to the debtor-in-possession financing.
(4)
Represents the sum of the non-cash interest expense related to recording the notes payable for business acquisitions at their present value by discounting future payments to market rate of interest and interest on Siemens Tranches B and C offset by rebates.

The increase in interest expense in the second quarter of 2011 is primarily attributable to $200,000 of closing fees on the DIP loan proceeds received, partially offset by decreases in the Siemens loan balances.

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

During the first six months of 2011, the Company recorded a deferred income tax benefit of approximately $6.0 million related to the impairment loss of goodwill.

Net Income attributable to noncontrolling interest

During the first six months of 2011 and 2010, the Company’s 50% owned joint venture, HEARx West, LLC generated net income of approximately $1.3 million and $625,000, respectively. The Company generally records 50% of the venture’s net income as net income attributable to noncontrolling interest in the income of a joint venture in the Company’s consolidated statements of operations. The net income attributable to noncontrolling interest for the first six months of 2011 and 2010 was approximately $645,000 and $312,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company was in a dispute with Siemens concerning a cash prepayment due under the credit facility from the sale of our Canadian operations in 2009. The amount in dispute was $2.3 million. The Company instituted legal proceedings to adjudicate the dispute but on March 17, 2011, before the matter had come before the court, Siemens issued to the Company a notice of default under the Credit Agreement. The notice stated that as a result of the Company’s failure to pay the $2.3 million, Siemens was declaring the Company in default under the Credit Agreement.  Siemens also claimed in the notice that it was entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.  The notice stated that Siemens intended to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets. The Company reflected the entire $30.7 million and $32.2 million due under the Credit Agreement in the current portion of the long-term debt in its consolidated balance sheet as of July 2, 2011 and December 25, 2010, respectively.

On May 16, 2011, the Company filed its Chapter 11 Case, retaining possession of its assets and operations as a debtor-in-possession and entered into the Demant APA.

Also on May 16, 2011, in connection with the Chapter 11 Case and the Demant APA, the Company entered into the DIP Credit Agreement with William Demant.

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

The DIP Loan will mature of the earlier of (a) the closing of the sale contemplated by the Demant APA, (b) the closing of any sale pursuant to a higher and better bid approved by the Bankruptcy Court, and (c) 120 following the entry of the Bankruptcy Court order authorizing, with the Purchaser’s consent, the granting of credit by the Purchaser to the Company on a permanent basis. Once the DIP Loan is repaid it is terminated and unavailable.

As of July 2, 2011, the Company had $5.0 million additional borrowing available under the DIP Loan.The DIP Loan will be repaid on the closing of the Siemens APA.

Cash Flows

The Company used approximately $4.5 million for operating activities during the first six months of 2011 primarily as a result of the net loss of $48.8 million, which includes a goodwill impairment loss of $51.9 million offset by the change in the deferred tax benefit of $6.0 million. The Company used approximately $1.0 million to repay long-term debt during the same period and received approximately $5.0 million in proceeds from the debtor in possession loan. The Company also generated $500,000 from the sale of short term marketable securities.

Cash and cash equivalents totaled approximately $3.6 million as of July 2, 2011.

Approximately $2.4 million of the current maturities of long-term debt to Siemens may be repaid through rebate credits.

Bankruptcy and Going Concern

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

The Company was in a dispute with its lender, Siemens, in regard to the amount of the cash prepayment due to Siemens pursuant to the Siemens Credit Agreement as a result of the sale by the Company of its Canadian operations in 2009. On March 17, 2011, Siemens issued to the Company a notice of default under the Credit Agreement. (See Note 6, Long-term Debt). Siemens claimed in the notice of default that it was entitled to accelerate all of the remaining payments under the Credit Agreement and demanded the immediate payment of $32.7 million.   Siemens stated its intention to pursue its rights and remedies to recover the total amount, including enforcing its security interests in the Company’s assets. The Company did not have sufficient funds to repay the Siemens debt.

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

In connection with ongoing bankruptcy proceedings in the U.S. Bankruptcy Court for the Southern District of Florida, West Palm Beach Division, the Company conducted an auction for the sale of substantially all of its assets on July 29, 2011 in Ft. Lauderdale, Florida. As a result of that auction, the Company and Auxiliary Health Benefits Corporation d/b/a National Ear Care Plan, as sellers, and Audiology Distribution, LLC, a wholly owned subsidiary of Siemens Hearing Instruments, Inc., or its permitted assigns, as purchaser (the “Purchaser”) and Siemens Hearing Instruments, Inc. or its permitted assigns (for limited purposes only) (“Siemens”) entered into an Asset Purchase Agreement, dated July 29, 2011, pursuant to which the Company agreed to sell substantially all of its assets to the Purchaser pursuant to Sections 105, 363 and 365 of the U.S. Bankruptcy Code, subject to Bankruptcy Court approval and the satisfaction of certain conditions set forth in the Asset Purchase Agreement (the “Siemens APA”). Pursuant to the Siemens APA and applicable provisions of the Bankruptcy Code, the Agreement is binding on the Company upon issuance by the Bankruptcy Court of a sale order.

On August 17, 2011, the Bankruptcy Court issued the sale order with respect to the Siemens APA.
Pursuant to the terms of the Siemens APA, the Purchaser has agreed to purchase the acquired assets for a purchase price estimated at approximately $109 million (the "Purchase Price"). The Purchase Price is comprised of $66.8 million in cash plus certain assumed liabilities (which includes repayment or assumption of the $10 million debtor-in-possession (DIP) financing provided by William Demant Holdings A/S), plus the payment of cure costs for assumed contracts, and the assumption of various liabilities of the Company. In addition, Siemens has agreed to an unconditional waiver of its right to receive any distribution with respect to the 6.4 million shares of the Company's common stock that it owns in the event that the sale to the Purchaser under the Siemens APA is consummated. For purposes of the bidding in the Section 363 auction, the Company estimated the value of the waiver of distribution to be in the range of $6.0 to $7.0 million, subject to final reconciliation of assumed liabilities, excluded liabilities, taxes and common stock dilution effects of the transaction.

Pursuant to the Siemens APA, the Company, Siemens and the Purchaser agreed that, solely for purposes of the comparison of bids from the Purchaser and William Demant during the Section 363 auction, the offer by the Purchaser would also reflect an amount equal to $20 million corresponding to the value, agreed for such purposes, of eliminating the possibility of a rejection damages claim regarding the supply agreement between the Company and Siemens as long as the Purchaser was the prevailing bidder.

Consummation of the sale to the Purchaser is subject to a number of customary conditions, including, among others, conditions related to compliance with federal antitrust regulations; accuracy of the representations and warranties of the parties; material compliance by the parties with their obligations under the Siemens APA; and compliance with certain specified deadlines for actions in connection with the bankruptcy case.

The Siemens APA may be terminated by the Purchaser under a number of circumstances, including the Company’s breach of certain representations and covenants; the failure to obtain certain Bankruptcy Court orders by agreed dates, and the failure to close the sale within sixty days after the Sale Order was entered by the Bankruptcy Court. The Sale Order was approved on August 17, 2011.

The Company and Siemens are parties to an existing credit agreement, supply agreement and investor rights agreement. Borrowings under the credit agreement are secured by substantially all of the assets of the Company. The Company currently owes Siemens approximately $30.7 million under the credit agreement. Principal and interest would have been paid in large part with rebates earned by the Company based on purchases of hearing aids from Siemens pursuant to the long-term supply agreement. The supply agreement requires that the Company purchase a minimum of 90% of its hearing aid requirements from Siemens or its affiliates. The investor rights agreement was entered into with Siemens in 2008 when Siemens acquired approximately 6.4 million shares of the Company’s common stock in connection with amendments to the credit agreement and supply agreement and provides for certain registration rights, pre-emptive rights and rights of first refusal. The acquisition by the Purchaser as provided in the Siemens APA will result in the repayment in full of amounts under the credit agreement and the assumption by Siemens of the supply agreement.

Contractual Obligations

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as July 2, 2011.

	Payments due by period (000’s)
		Less			More
		than 1	1 – 3	4 – 5	Than 5
Contractual obligations	Total	year	years	Years	years
	$	$	$	$	$
Long-term debt (1,3 and 5)	31,207	2,768	4,810	23,629	-
Debtor-in-possession loan	5,019	5,019	-	-	-
Subtotal of obligations recorded on balance sheet	36,226	7,787	4,810	23,629	-
Interest to be paid on long-term debt (2 and 3)	9,381	2,936	5,025	1,420	-
Operating leases	17,976	5,852	7,845	3,987	292
Employment agreements	1,134	803	331	-	-
Purchase obligations (4)	1,314	532	782	-	-
Total contractual cash obligations	66,031	17,910	18,793	29,136	292

(1)
Approximately $30.7 million can be repaid through rebate credits from Siemens, including $2.4 million in less than 1 year, $4.7 million in years 1-3 and $23.6 million in years 4-5. This reflects the contractual obligations as if the credit facility is not in default.

(2)
Interest on long-term debt includes the interest on Tranches B and C of the Siemens credit facility that can be repaid through rebate credits from Siemens, including $2.9 million in less than 1 year $5.0 million in years 1-3 and $1.4 million in years 4-5. Interest repaid through rebate credits was $1.5 million in the first six months of 2011. (See Note 6 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(3)
Principal and interest payments on long-term debt are based on cash payments and do not include interest amounts resulting from the recording of acquisition notes at fair value. (See Note 6 – Long-Term Debt, Notes to Consolidated Financial Statements included herein).

(4)
Purchase obligations includes the contractual commitment to AARP for campaigns to educate and promote hearing loss awareness and prevention and the contractual commitment to AARP for public marketing funds for the AARP Health Care Options General Program, including $407,000 in less than 1 year.

(5)
The Siemens debt has been included based on its contractual maturities; however as a result of the default notice with Siemens as described in Going Concern above, the entire $30.7 million of debt due to Siemens at July 2, 2011 has been classified as current in our consolidated balance sheet.

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

A two-step impairment test is performed on goodwill. In order to do this, management applied judgment in determining its "reporting units", which represent distinct parts of the Company’s business. The reporting units determined by management are the centers and the network. The definition of the reporting units affects the Company’s goodwill impairment assessments. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Calculating the fair value of the reporting units requires significant estimates and long-term assumptions. The Company utilized an independent appraisal firm to assist management in its test of goodwill for impairment as of the first day of the Company’s fourth quarter during 2010 and 2009, and each of these tests indicated no impairment. The Company historically has estimated the fair value of its reporting units by applying a weighted average of two methods: quoted market price and discounted cash flow. If the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate an impairment charge. In light of the Chapter 11 Case, we based on estimates of the fair value of the reporting units on negotiations with independent third parties based on the terms of the Demant APA.

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

The Company determined the estimated fair value of the reporting units based on negotiations with independent third parties based on the terms of the Demant APA. Based on the Company’s Step 2 analysis, we recorded an estimated $51.9 million pre-tax non-cash impairment charge to write down the goodwill associated with these reporting units.

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

In order to calculate that allowance, the Company first identifies any known uncollectible amounts in its accounts receivable listing and charges them against the allowance for doubtful accounts. Then a specific percent per plan and per aging categories is applied against the remaining receivables to estimate the needed allowance. Any change in the percent assumptions per plan and aging categories results in a change in the allowance for doubtful accounts. For example, an increase of 10% in the percent applied against the remaining receivables would increase the allowance for doubtful accounts by approximately $40,000 as of July 2, 2011.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU 2011-04 to have a material effect on our financial position, results of operations, or cash flow.

In June 2011, the FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of shareholders’ equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-05.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in derivative transactions. Differences in the fair value of investment securities are not material; therefore, the related market risk is not significant. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s long-term debt. The following table presents the Company’s financial instruments for which fair value and cash flows are subject to changing market interest rates and includes the payments due under the Siemens 9.5% fixed rate notes payable based on their contractual maturities under the Siemens’ credit agreement. See the discussion in Liquidity and Capital Resources above regarding the classification of the entire $30.7 million fixed rate debt due to Siemens as a current liability in our July 2, 2011 consolidated balance sheet:

	Fixed Rate	Variable Rate	Variable Rate	Total
	9.5%	7.25%	4.6% to 16.7%
	Due February 2015	Debtor-in-possession loan	Other
	$	$	$	$
	(000’s)	(000’s)	(000’s)	(000’s)
2011	(1,692)	(5,019)	(1,546)	(8,257)
2012	(2,407)	-	(684)	(3,091)
2013	(2,349)	-	(289)	(2,638)
2014	(2,322)	-	(113)	(2,435)
2015	(21,971)	-	(19)	(21,990)

Total	(30,741)	(5,019)	(2,651)	(38,411)

Estimated fair value	(30,741)	(5,019)	(2,567)	(38,327)

 Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 2, 2011. The Company’s interim chief executive officer and chief financial officer concluded that, as of July 2, 2011, the Company’s disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 6. Exhibits

2.1
Asset Purchase Agreement, dated July 29, 2011 by and among HearUSA, Inc. and Auxiliary Health Benefits’ Corporation, d/b/a National Ear Care Plan, as sellers, and Audiology Distribution, LLC, or its permitted assigns, as purchaser, and Siemens Hearing Instruments, Inc., solely for purposes of Section 12.3 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed August 24, 2011).

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

September 7, 2011

/s/ Gino Chouinard
Gino Chouinard
Interim Chief Executive Officer
HearUSA, Inc.

/s/ Francisco Puñal
Francisco Puñal
Senior Vice President and
Chief Financial Officer
HearUSA, Inc.